Form 10-Q
period 1995-01-31
NATIONAL HOME HEALTH CARE CORP
filed 1995-03-07
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 1995

                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to

                       Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
           (Exact name of registrant as specified in its charter)

             Delaware                              22-2981141
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization

                850 Bronx River Road, Yonkers, New York 10708
           (Address of principal executive offices with zip code)

       Registrant's telephone number including area code: 914-776-6800

    Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.  Yes   No

Applicable only to corporate issuers:

The number of shares of common stock outstanding as of March 15, 1995 was 4,779,075.
                       NATIONAL HOME HEALTH CARE CORP.

                                  FORM 10-Q

                    FOR THE QUARTER ENDED JANUARY 31,1995


PART 1.    FINANCIAL INFORMATION                                       Page

Item 1.    Financial Statements

           Consolidated Balance Sheets as of January 31,
           1995 and July
              31, 1994 (unaudited)                                      3-4

           Consolidated Statements of Operations for the three
           months
              ended January 31, 1995 and January 31,
              1994 and six months ended January 31, 1995
              and January 31, 1994 (unaudited)                          5-6

           Consolidated Statements of Cash Flows for the six months
           ended January 31, 1995 and January 31, 1994 (unaudited)        7

           Notes to Consolidated Financial Statements                     8

Item 2.    Management's Discussion and Analysis of
           Financial Condition
              and Results of Operations                                9-10

PART 11.      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                               12

              NATIONAL HOME HEALTH CORP. CARD AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                  UNAUDITED



                                            January 31,1995 July31,1994
ASSETS

Current assets:
    Cash and cash equivalents                  $3,474,000    $5,017,000
    Investments                                 3,792,000     1,553,000
    Accounts receivable - patients
        less allowance for doubtful
        accounts of $77,000 at
        January 31, 1995 and $84,000
        at July 31, 1994                        5,093,000     4,823,000
    Notes receivable                              356,000       271,000
    Income taxes receivable                     2,517,000     2,625,000
    Prepaid expenses and other assets             248,000       193,000
    Deferred taxes                                 80,000       200,000

        Total current assets                   15,560,000    14,682,000


Furniture, equipment and leasehold
    improvements, net                             484,000       512,000
Notes receivable - noncurrent                     860,000     11011,000
Restricted cash                                   260,000       260,000
Excess of cost over fair value of net
    assets of businesses acquired, net          1,055,000     1,073,000
Other intangible assets, net                      194,000       248,000
Deposits and other assets                         103,000       140,000


    TOTAL                                     $18,516,000   $17,926,000


(continued)
                 NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                  UNAUDITED



                                           January 31, 1995 July 31,1994

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
    Accounts payable and accrued expenses       $ 640,000     $ 667,000
    Capital lease obligations-current              28,000        31,000
    Reserve for state income tax settlement       333,000       300,000
    Estimated losses on discontinued
    operations                                    200,000       200,000

    Total current liabilities                   1,201,000     1,198,000

Capital lease obligations-noncurrent               27,000        40,000

    Total liabilities                           1,228,000     1,238,000

Stockholders, equity:
    Common stock, $.001 par value;
    authorized 20,000,000 shares,
    issued 5,670,075 shares                         6,000         6,000
    Additional paid-in capital                 15,544,000    15,544,000
    Retained earnings                           2,481,000     1,881,000
                                               18,031,000    17,431,000

    Less treasury stock (891,000 shares)
    at cost                                      (743,000)     (743,000)

    Total stockholders' equity                 17,288,000    16,688,000

    TOTAL                                     $18,516,000   $17,926,000


    See accompanying notes to consolidated financial statements.


                 NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED
                                    For the three months ended
                                            January 31,
                                   1995                     1994
Income:
    Patient fee income          $6,044,000              $4,922,000

Operating expenses:
    Personnel costs              4,692,000               3,620,000
    General and administrative     795,000                 606,000
    Amortization of intangibles     36,000                  45,000

    Total operating expenses     5,523,000               4,271,000

Income from operations             521,000                 651,000

Other income:
    Interest income                 89,000                  34,000

Income from continuing
    operations before taxes        610,000                 685,000

Provision for income taxes         275,000                 319,000

Income from continuing
    operations                     335,000                 366,000

Discontinued operations:
    (Loss) from discontinued
    operations (net of income
    tax benefit of $771,000
    in 1994)                           ---              (6,854,000)

NET INCOME (LOSS)               $  335,000             $(6,488,000)

Net income per share of
  common stock:
    Continuing operations       $     0.07                  $ 0.08
    Discontinued operations            ---                   (1.44)

    Net income (loss)           $     0.07              $   (1.36)

Weighted average shares
outstanding                      4,779,075               4,779,075

See accompanying notes to consolidated financial statements.


                 NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED
                                     For the six months ended
                                            January 31,
                                   1995                     1994
Income:
    Patient fee income         $11,774,000              $ 9,812,000

Operating expenses:
    Personnel costs              9,119,000                7,254,000
    General and admini-
        strative                 1,643,000                1,151,000
    Amortization of intan-
        gibles                      72,000                   91,000

    Total operating expenses    10,834,000                8,496,000

Income from operations             940,000                1,316,000

Other income:
    Interest income                165,000                   64,000

Income from continuing
    operations before taxes      1,105,000                1,380,000

Provision for income taxes         505,000                  628,000

Income from continuing
    operations                     600,000                  752,000

Discontinued operations:
    (Loss) from discontinued
    operations (net of income
    tax benefit of $761,000
    in 1994)                          ----               (6,928,000)

NET INCOME (LOSS)              $   600,000              $(6,176,000)

Net income (loss) per share
    of common stock:
    Continuing operations            $0.13               $     0.16
    Discontinued operations             --                    (1.45)

    Net income (loss)          $      0.13               $    (1.29)

Weighted average shares
    outstanding                  4,779,075                4,779,075

See accompanying notes to consolidated financial statements.


                NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                  UNAUDITED
                                     For the six months ended
                                            January 31,
                                   1995                     1994
Cash flows from operating
        activities;
    Net income from continuing
        operations               $600,000                 $752,000
    Adjustments to reconcile
        net income to net cash
        provided by operating
            activities:
            Depreciation and
                amortization      151,000                  160,000
            Provision for state
                income tax
                settlement         33,000
            Deferred tax          120,000
    Changes in operating assets
        and liabilities:
        (Increase ) decrease
            in accounts
            receivable           (270,000)                  71,000
        Decrease in income
            taxes receivable      108,000
        (Increase) in prepaid
            expenses and other    (18,000)                (171,000)
        (Decrease) in accounts
            payable and accrued
            expenses              (27,000)                  (4,000)
        Cash provided by
        discontinued
        operations                                         871,000
            Net cash provided
            by operating
            activities            697,000                1,679,000

Cash flows from investing
    activities:
        Purchase of property,
            plant and equipment   (51,000)                 (25,000)
        Proceeds (purchase)
            of investments     (2,239,000)                 110,000
        Net cash provided
            by (used in)
            investing
            activities         (2,290,000)                  85,000

                                     For the six months ended
                                            January 31,
                                   1995                     1994

Cash flows from financing activities:
    Decrease in notes
        receivable                 66,000
    Principal payments under
        capital lease
        obligations               (16,000)                 (11,000)
    Principal payments under
        capital lease obligations
        by discontinued
        operations                                         (12,000)
            Net cash
                provided by
                (used in)
                financing
                activities         50,000                  (23,000)

NET INCREASE (DECREASE) IN CASH
    AND CASH
    EQUIVALENTS                (1,543,000)               1,741,000

Cash and cash
equivalents-beginning of
    period                      5,017,000                3,463,000

CASH AND CASH
EQUIVALENTS-END OF
    PERIOD                     $3,474,000               $3,474,000

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
                Taxes           $ 277,000                $ 507,000
                Interest            6,000                    7,000

See accompanying notes to consolidated financial statements.


             NATIONAL HOME HEALTH CARE CORP.  AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

NOTE 2 - SUBSEQUENT EVENT

In February 1995, the Company and the New York State Department of Taxation and Finance entered into a Stipulation of Discontinuance regarding all open taxable years for which the Company previously had been assessed. In consideration for a payment of approximately $333,000, this matter has been settled. The Company previously estab-lished a provision sufficient to cover the payment and interest.

NOTE 3 - RECLASSIFICATION

Certain amounts in the January 31, 1994 consolidated statements of operations have been reclassified to conform to the January 31, 1995 consolidated statements of operations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In April 1994, the medical provider to which National HMO (New
York), Inc. and
National HMO Corp. of Elizabeth, Inc., wholly owned subsidiaries of the Company, provided non-medical management services, terminated its relationship with those subsidiaries. In addition, in July 1994, National HMO (New York), Inc. terminated its relationship with the dental practitioner to which it also provided administrative management services. In connection therewith, the Company has reclassified its financial statements to show separately the results of the discontinued operations. Accordingly, results of operations as discussed below relate to continuing operations of the Company.

Results of Operations and Effects of Inflation

For the three months ended January 31, 1995, total income was $6,044,000 as compared to $4,922,000 for the three months ended
January 31, 1994, which represents an increase of $1,122,000 or 23%.
Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, had income increase
$819,000 or 21% from the corresponding period of 1994. This increase is attributable to additional volume from existing contracts with certified home health care agencies and other long-term provider programs.
Income from Brevard Medical Center, Inc. and First Health, Inc., the two subsidiaries in Florida that operate outpatient medical centers in Brevard County and Volusia County, Florida, respectively, increased $303,000 from the corresponding period of 1994. First Health, Inc.
which commenced operations in May 1994, had income of $249,000 in the current three-month period.

Total operating expenses as a percentage of total income was 91% for the three months ended January 31, 1995 as compared to 87% for the corresponding period of 1994. Personnel costs increased to 78% of total income in the current fiscal quarter as compared to 73% from the corresponding quarter of 1994. This result is primarily attributable to an increase in medical personnel of the outpatient medical centers in anticipation of the Company becoming a preferred provider for additional managed care plans. In addition, the Company experienced substantial increases in both health insurance and workers' compensation premiums. General and administrative expenses increased $189,000 from the corresponding period of 1994, for which $80,000 related to the operations of First Health, Inc. in the current fiscal quarter and the balance was due to increased costs of operations.

Interest income for the current three-month period increased $55,000 or 162% to $89,000 from $34,000 for the corresponding period of 1994.
This increase is due to substantially higher interest rates and interest earned on notes receivable in the current fiscal quarter.

Income from continuing operations before taxes for the three months ended January 31, 1995 was $610,000 as compared to $685,000 for the corresponding period of 1994.

For the six months ended January 31, 1995, total income was $11,774,000 as compared to $9,812,000 for the six months ended
January 31, 1994, which represents an increase of $1,962,000 of 20%. Health Acquisition Corp., the subsidiary providing home health care services, accounted for $1,429,000 or 73% of this increase. Income from outpatient medical centers increased $533,000 from the previous six-month period. First Health, Inc., which commenced operations in May 1994, accounted for $459,000 of the increase. Total operating expenses as a percentage of income was 92% for the six months ended January 31, 1995 as compared to 87% for the six months ended January 31, 1994. Personnel costs increased to 77% of income as compared to 74% for the corresponding period of 1994. This increase is explained in the above three-month discussion. General and administrative expenses increased $492,000 from the previous six-month period, of which $200,000 was for professional fees in connection with a formerly-proposed business merger, $153,000 related to First Health, Inc. in the current fiscal year and the balance of $139,000 was due to increased costs of operations. Interest income increased $101,000 or 158% from the previous six-month period as explained in the above three-month discussion.

Income from continuing operations before taxes for the six months ended January 31, 1995 was $600,000 as compared to $752,000 for the corresponding period of 1994.

The rate of inflation had no material effect on operations for the six months ended January 31, 1995.

Liquidity and Capital Resources

The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. In this regard, the Company received in February 1995 a refund for federal income tax carryback claims in the amount of approximately $2,100,000. In addition, the Company has renewed a $2,000,000 secured line of credit with the Bank of New York with interest at the alternate base commercial lending rate of the bank. As of January 31, 1995, the Company had no outstanding balance under this line of credit.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b) Reports on Form 8-K: None



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         National Home Health Care Corp.



Date: March_, 1995                       /s/ Robert P. Heller
                                         Robert P. Heller
                                         Vice President of Finance
                                         Chief Financial
                                         and Accounting Officer



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      National Home Health Care Corp.


Date:  March_, 1995
                                      Robert P. Heller
                                      Vice President of Finance
                                      Chief Financial
                                      and Accounting Officer