Form 10-Q/A
period 1995-01-31
NATIONAL HOME HEALTH CARE CORP
filed 1995-05-19
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1995

                                        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                          Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
              (Exact name of registrant as specified in its charter)

             Delaware                           22-2981141
   (State or other jurisdiction of    (IRS Employer Identification No.)
   incorporation or organization)

                  850 Bronx River Road, Yonkers, New York 10708
              (Address of principal executive offices with zip code)

         Registrant's telephone number including area code:  914-776-6800


          ______________________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report.

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

   Applicable only to corporate issuers:

   The number of shares of common stock outstanding as of March 15, 1995 was 4,779,075





        PART II.  OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibits:
                       27.  Financial Data Schedule

                  (b)  Reports on Form 8-K:
                       None





                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                 National Home Health Care Corp.


        Date:  May 18, 1995      /s/ Robert P. Heller
                                 Robert P. Heller
                                 Vice President of Finance
                                 Chief Financial and Accounting
                                      Officer