Form 10-Q
period 1995-04-30
NATIONAL HOME HEALTH CARE CORP
filed 1995-06-14
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     X
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1995

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


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

          Applicable only to corporate issuers:

          The number of shares of common stock outstanding as of April 30, 1995 was 4,718,075.







                           NATIONAL HOME HEALTH CARE CORP.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED APRIL 30, 1995


          PART I.   FINANCIAL INFORMATION                              Page

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of April 30, 1995
                     and July 31, 1994 (unaudited)                      3-4

                    Consolidated Statements of Operations for the
                     three months ended April 30, 1995 and
                     April 30, 1994 and nine months ended
                     April 30, 1995 and April 30, 1994 (unaudited)     5-6

                    Consolidated Statements of Cash Flows for the
                     nine months ended April 30, 1995 and
                     April 30, 1994 (unaudited)                        7-8

                    Notes to Consolidated Financial Statements          9

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    10-11


          PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                   12

          SIGNATURES                                                   13

                     NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                      UNAUDITED


                                                April 30, 1995  July 31, 1994
          ASSETS

          Current assets:
             Cash and cash equivalents              $2,807,000     $5,017,000
             Investments                             5,824,000      1,553,000
             Accounts receivable - patients
               less allowance for doubtful accounts of
               $71,000 at April 30, 1995 and $84,000
               at July 31, 1994                      5,710,000     4,823,000
             Notes receivable                          354,000       271,000
             Income taxes receivable                   215,000     2,625,000
             Prepaid expenses and other assets         233,000       193,000
             Deferred taxes                             80,000       200,000
                                                    __________    __________
               Total current assets                 15,223,000    14,682,000

          Furniture, equipment and leasehold
             improvements, net                         479,000       512,000
          Notes receivable - noncurrent                773,000     1,011,000
          Restricted cash                              260,000       260,000
          Excess of cost over fair value of net
             assets of businesses acquired, net      1,045,000     1,073,000
          Other intangible assets, net                 387,000       248,000
          Deposits and other assets                    103,000       140,000
                                                   ___________   ___________
               TOTAL                               $18,270,000   $17,926,000
                                                   ===========   ===========

          (Continued)

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                      UNAUDITED


                                               April 30, 1995   July 31, 1994

          LIABILITIES AND STOCKHOLDER'S EQUITY

          Current liabilities:
           Accounts payable and accrued expenses    $ 534,000       $ 667,000
           Capital lease obligations-current           27,000          31,000
           Reserve for state income tax settlement       ---          300,000
           Estimated losses on discontinued
               operations                             200,000         200,000
                                                     ________       _________
               Total current liabilities              761,000       1,198,000

          Capital lease obligations-noncurrent         21,000          40,000
                                                     ________       _________
               Total liabilities                      782,000       1,238,000

          Stockholders' equity:
             Common stock, $.001 par value; authorized
               20,000,000 shares, issued 5,670,075
               shares                                   6,000           6,000
             Additional paid-in capital             15,552,00      15,544,000
             Retained earnings                      2,881,000       1,881,000
                                                    _________      __________
                                                   18,439,000      17,431,000

             Less:  treasury stock
               (955,000 shares) at cost              (951,000)       (743,000)

               Total stockholders' equity          17,488,000      16,688,000
                                                   __________      __________
               TOTAL                              $18,270,000     $17,926,000
                                                  ===========     ===========












  See accompanying notes to consolidated financial statements.

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      UNAUDITED

                                                    For the three months ended
                                                            April 30,
                                                       1995           1994

          Patient fee income                         $6,296,000     $4,977,000

          Operating expenses:
             Personnel costs                          4,931,000      3,810,000
             General and administrative                 730,000        640,000
             Amortization of intangibles                 43,000         46,000
                                                      _________      _________
               Total operating expenses               5,704,000      4,496,000

          Income from operations                        592,000        481,000

          Other income:
             Interest income                            118,000         36,000
                                                      _________      _________
          Income from continuing operations
             before taxes                               710,000        517,000

          Provision for income taxes                    310,000        281,000

          Income from continuing operations             400,000        236,000

          Discontinued operations:

            Income from discontinued operations
            (net of income taxes of $740,000 in 1994      ----         993,000

                                                     __________     __________
          NET INCOME                                 $  400,000     $1,229,000
                                                     ==========     ==========
          Net income per share of common stock:
             Continuing operations                        $0.08          $0.05
             Discontinued operations                       ----           0.21
                                                          _____          _____
             Net income                                   $0.08          $0.26
                                                          =====          =====

          Weighted average shares outstanding         4,776,794      4,779,075







   See accompanying notes to consolidated financial statements.

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      UNAUDITED

                                                   For the nine months ended
                                                            April 30,
                                                   1995                 1994

          Patient fee income                   $18,070,000        $14,789,000
                                                __________         __________

          Operating expenses:
             Personnel costs                    14,050,000         11,064,000
             General and administrative          2,373,000          1,791,000
             Amortization of intangibles           115,000            137,000
                                                __________         __________
                 Total operating expenses       16,538,000         12,992,000
                                                __________         __________

          Income from operations                 1,532,000          1,797,000

          Other income:
             Interest income                       283,000            100,000
                                                 _________          _________

          Income from continuing operations
             before taxes                        1,815,000          1,897,000

          Provision for income taxes               815,000            909,000
                                                __________          _________

          Income from continuing operations      1,000,000            988,000
                                                __________          _________

          Discontinued operations:

             (Loss) from discontinued operations
              (net of income taxes of
              $181,000 in 1994)                     ----           (5,935,000)
                                                __________         ___________

          NET INCOME (LOSS)                     $1,000,000        $(4,947,000)

          Net income (loss) per share of common stock:
             Continuing operations                   $0.21              $0.21
             Discontinued operations                   ---              (1.24)
                                                     _____              _____
             Net income (loss)                       $0.21             $(1.03)
                                                     =====             =======

          Weighted average shares outstanding    4,775,071          4,779,075



   See accompanying notes to consolidated financial statements.

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED


                                                     For the nine months ended
                                                               April 30,
                                                     1995                 1994

  Cash flows from operating activities:
   Net income from continuing operations          $1,000,000         $988,000
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                 233,000          242,000
       Deferred tax                                  120,000            ---
       Changes in operating assets and liabilities:
        (Increase) in accounts receivable           (887,000)         (87,000)
        Decrease in income taxes receivable        2,410,000            ---
        (Increase) decrease in prepaid
         expenses and other assets                    (3,000)         113,000
        (Decrease) increase in accounts payable
         and accrued expenses                       (133,000)         123,000
        (Decrease) in reserve for state
         income tax settlement                      (300,000)           ---
        Cash provided by discontinued
         operations                                    ---            771,000
                                                   __________       _________

        Net cash provided by operating activiti    2,440,000        2,150,000
                                                   _________        _________

  Cash flows from investing activities:
   Purchase of property, plant and equipment         (86,000)         (50,000)
   Proceeds (purchase) of investments             (4,271,000)         120,000
   Purchase of assets of businesses                 (225,000)            ---
        Net cash provided by (used in) investing
         activities                               (4,582,000)          70,000
                                                  __________          ________











          (Continued)

           NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           UNAUDITED




                                                     For the nine months ended
                                                            April 30,
                                                     1995                 1994

  Cash flows from financing activities:
    Decrease in notes receivable                        155,000          ---
    Principal payments under capital lease obligations  (23,000)      (16,000)
    Purchase of treasury shares                        (208,000)         ---
    Common stock options                                  8,000          ---
    Payments under capital lease obligations
     by discontinued operations                           ---         (15,000)
        Net cash (used in) financing activities         (68,000)      (31,000)
                                                       _________      ________
  NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                 (2,210,000)    2,189,000

  Cash and cash equivalents-beginning of period       5,017,000     3,463,000
                                                     ___________    __________

  CASH AND CASH EQUIVALENTS-END
    OF PERIOD                                        $2,807,000    $5,652,000
                                                     ==========    ==========

  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Taxes                                            $405,000      $631,000
      Interest                                            8,000         9,000

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Note 1- BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
          Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) con-sidered necessary for a fair presentation have been included.
          Operating results for the three and nine month periods ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1994.

          Note 2 - TAX MATTERS

          In  February  1995, the Company and the New York State Department
          o f T axation and Finance entered into a Stipulation of Discontinuance regarding all open taxable years for which the Company previously had been assessed. In consideration for a payment of approximately $333,000, this matter was settled. The Company previously established a provision sufficient to cover the payment and interest.

          The Internal Revenue Service (the "IRS") is currently conducting an examination of the Federal Tax Return filed for the fiscal year ended July 31, 1993. It is standard procedure for refund claims in excess of $1,000,000 to be reviewed by the IRS's Joint Committee on Taxation after the IRS has conducted an examination to determine that the refund amount is correct. Therefore, since the Company received a refund claim approximating $2,100,000 as a result of net operating loss carryback claims relating to the fiscal year ended July 31, 1994, the years affected by the carryback (fiscal years ended July 31, 1991 - 1994) are now being examined. Management does not believe that the result of the examination will have a material adverse effect on the Company.

          Note 3 - RECLASSIFICATION

          Certain amounts in the April 30, 1994 consolidated statements of operations have been reclassified to conform to the April 30, 1995 consolidated statements of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          ITEM 2 - Managements Discussion and Analysis of Financial Condition and Results of Operations

          In  April  1994,  the medical provider to which National HMO (New
          York),  Inc.  and  National  HMO Corp. of Elizabeth, Inc., wholly
          o w n e d subsidiaries of the Company, provided non-medical management services, terminated its relationship with those subsidiaries. In addition, in July 1994, National HMO (New Y o r k), Inc. terminated its relationship with the dental practitioner to which it also provided administrative management services. In connection therewith, the Company has reclassified its financial statements to show separately the results of the discontinued operations. Accordingly, results of operations as discussed below relate to continuing operations of the Company.

          Results of Operations and Effects of Inflation

          For the three months ended April 30, 1995, total income was $6,296,000 as compared to $4,977,000 for the three months ended April 30, 1994, which represents an increase of 27%. Income from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area increased
          $975,000 or 24% from the corresponding period of 1994. This increase is attributable to additional volume from existing contracts with certified home health care agencies and other long-term provider programs. In addition, in April 1995, Health Acquisition Corp. expanded its services to include home care pediatric skilled nursing services for medically fragile children and their families. Income from Brevard Medical Center, Inc. and First Health, Inc., the two subsidiaries in Florida that operate outpatient medical centers in Brevard County and Volusia County, Florida, respectively, increased $344,000 from the corresponding period of 1994. First Health, Inc., which commenced operations in May 1994, had revenues of $265,000 in the most recent three month period.

          Total operating expenses as a percentage of total income was 91% for the three months ended April 30, 1995 as compared to 90% for the corresponding period of 1994. Personnel costs increased to

          78% of total income in the current fiscal quarter as compared to 77% from the corresponding quarter of 1994. This result is primarily attributable to an increase in medical personnel of the outpatient medical centers, as a result of becoming preferred providers for additional managed care plans. In addition, the Company has incurred substantial increases in both health i n surance and worker compensation premiums. General and administrative expenses increased $90,000 from the corresponding period of 1994, of which $74,000 related to the operations of First Health, Inc. in the current fiscal quarter.

          Interest income for the current three month period increased $82,000 or 227% to $118,000 from $36,000 in the corresponding period of 1994. This increase is primarily attributable to interest earned on notes receivable and the federal income tax refund received in the current fiscal period of approximately $2,100,000 as a result of carryback claims.

          Income from continuing operations before taxes for the three months ended April 30, 1995 was $710,000 as compared to $517,000 for the corresponding period of 1994.

          For the nine months ended April 30, 1995, the total income was $18,070,000 as compared to $14,789,000 for the nine months ended April 30, 1994, which represents an increase of $3,281,000 or 22%. Health Acquisition Corp., the subsidiary providing home health care services accounted for $2,404,000 or 73% of this increase. Income from outpatient medical centers increased $877,000 from the previous nine month period. First Health, Inc., which commenced operations in May 1994, accounted for $723,000 of the increase. Total operating expenses as a percentage of income was 92% for the nine months ended April 30, 1995 as compared to 88% for the nine months ended April 30, 1994. Personnel costs increased to 78% of income as compared to 75% for the corresponding period of 1994. This increase is explained in the above three month discussion. General and administrative expenses increased $582,000 from the previous nine month period, of which $200,000 was for professional fees in connection with a failed business merger, $227,000 related to the commencement of operations of First Health, Inc. and the balance of $155,000 was due to other increased costs of operations. Interest income increased $183,000 or 183% from the previous nine month period as explained in the above three month discussion.

          Income from continuing operations before taxes for the nine months ended April 30, 1995 was $1,000,000 as compared to $988,000 for the corresponding period of 1994.

          The rate of inflation had no material effect on operations during the nine months ended April 30, 1995.

          Financial Condition and Capital Resources

          The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. In addition, the Company has renewed a $2,000,000 secured line of credit with the Bank of New York with interest at the alternate base commercial lending rate of the bank for an additional one year period. As of April 30, 1995, the Company had no outstanding balance under the line of credit.

          PART II.  OTHER INFORMATION

          Item 6.    Exhibits and reports on Form 8-K

                (a)  Exhibits:
                     None

                (b)  Reports on Form 8-K:
                     None

                                      SIGNATURES


                     P u rsuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              National Home Health Care Corp.



          Date:  June 14, 1995                /s/ Robert P. Heller

                                              Robert P. Heller
                                              Vice President of Finance
                                              Chief Financial
                                              and Accounting Officer