Form 10-Q/A
period 1995-04-30
NATIONAL HOME HEALTH CARE CORP
filed 1995-07-24
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1995

                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ________________

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

     Applicable only to corporate issuers:

     The number of shares of common stock outstanding as of April 30, 1995 was 4,718,075





          PART II.  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits:
                         27.  Financial Data Schedule

                    (b)  Reports on Form 8-K:
                         None











































                                          -2-





                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                          National Home Health Care Corp.


       Date:  July 18, 1995               /s/ Robert P. Heller

                                          Robert P. Heller
                                          Vice President of Finance
                                          Chief Financial and
                                          Accounting Officer