Form 10-K
period 1995-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1995-10-27
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549


                             FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: July 31, 1995. Commission File Number
                              0-12927

                   NATIONAL HOME HEALTH CARE CORP.
      (Exact name of registrant as specified in its charter)

            Delaware                                 22-2981141
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification No.)

 700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK               10583
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 914-722-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     x                               No
                -----                                 -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 25, 1995, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $10,258,540, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 25, 1995 was 4,722,576.



Portions of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders (which Proxy Statement will be filed with the Securities and Exchange Commission on or before November 28,
1995) are incorporated by reference in Part III hereof.

                              PART I

ITEM  1.  BUSINESS

GENERAL

     National Home Health Care Corp. ("the Registrant") is a Delaware corporation which was incorporated on July 27, 1983 under the name of Family Medical Treatment Centers of America, Inc. Effective December 14, 1984, the Registrant changed its name to National HMO Corp. and effective December 20, 1991, the Registrant changed its name to National Home Health Care Corp. The Registrant completed its initial public offering in December 1983. The
Registrant is a provider of home health care and outpatient medical services.


     The Registrant has four operating subsidiaries:

          - HEALTH ACQUISITION CORP., formerly Allen Health Care Services, Inc., a New York corporation, of which Allen Health Care Services ("Allen Health Care") is the sole operating division. The operations of Hitech Home Care, formerly another operating division of Health Acquisition Corp., were discontinued during the fiscal year ended July 31, 1993. Accordingly, all operations relating to Hitech Home Care are shown as discontinued opera-tions in the financial statements and notes thereto appearing elsewhere herein.

          - BREVARD MEDICAL CENTER, INC., a Delaware corporation ("Brevard Medical Center"), which conducts business in Brevard County, Florida. Boro Medical Corp., a Florida corporation, is a wholly-owned subsidiary of Brevard Medical Center.

          -    FIRST  HEALTH,  INC., a Florida corporation ("First
               Health"),    which  conducts  business  in  Volusia
               County, Florida.

          -    NEW   ENGLAND   HOME   CARE,  INC.,  a  Connecticut
               corporation   ("New   England"),   which   conducts
               business in the State of Connecticut.

HEALTH ACQUISITION CORP.

Allen Health Care Services

     Allen Health Care maintains its principal administrative office in Jamaica, New York and has satellite offices in New York City, Farmingdale and Hempstead, New York. The company provides personal home health care services, including registered nurses, licensed practical nurses, personal care aides, home health aides and homemakers in the following counties in the State of New York:

Nassau, Suffolk, Queens, Kings, New York and the Bronx. All personnel are licensed or are agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Allen Health Care is a participating provider in both the Nassau and Suffolk Counties Department of Social Services Medicaid Programs. The Public Health Council of the State of New York Department of Health has approved the application for licensure of Health Acquisition Corp. d/b/a Allen Health Care with no limited life restrictions.

     Allen Health Care received Joint Commission on Accreditation of Healthcare Organizations (JCAHO) status in New York State. JCAHO, which is the accrediting body for all health care providers, is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The company's accreditation expires in May 1996, at which time a resurvey will be commenced. Reimbursement for the division's services is primarily provided by the Department of Social Services of both Nassau and Suffolk Counties, New York, as well as by certified home health care agencies and long term health care provider programs which contract with the division. In addition, in April 1995, services of this subsidiary were expanded to include home care pediatric skilled nursing for medically fragile children and their families.

     Allen Health Care provides home health care services to its clients, twenty-four hours per day, seven days per week. Although the company's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health Regulations and Contract Requirements, visit patients regularly and review the records of service which are completed by home health and personal care aides daily. These records are maintained by Allen Health Care. In addition, the home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and the professional staff.

     To a large extent, Allen Health Care's growth potential depends upon its ability to recruit and maintain qualified personnel. The company's training programs for home health aides and personnel care aides have been approved by the New York State Department of Health. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

Hitech Home Care

     In May 1992, Health Acquisition Corp. purchased substantially all of the assets of Hitech Registered Nurses of New Jersey, Inc. ( "Hitech"), a licensed nursing agency that provided home intravenous infusion therapy and skilled nursing in the adult, pediatric and high risk maternity areas in the State of New Jersey. In addition, Health Acquisition Corp. entered into a three-year employment agreement with each of the two former shareholders of Hitech. Each employment agreement called for compensation to the employee during the three-year period in the aggregate amount of $255,000, with an additional signing bonus of $225,000 to each employee.

     In July 1993, the Registrant discontinued the operations of Hitech Home Care after determining that the time and financial commitment required to expand its operations and to make it profitable would be too great to pursue. In connection with such discontinuation, Health Acquisition Corp. entered into agreements relating to the termination of the employment agreements of each of the two key Hitech Home Care employees and the termination of the lease of Hitech Home Care's office in Valhalla, New York. The agreements required the payment of $30,000 in accrued bonuses and severance to one employee of approximately $13,000. The lease termination required the one-time payment of $75,000 and the forfeiture of a $30,000 security deposit in order to terminate the lease, which would have required monthly payments of $5,687 per month until April 1995. See "Notes to Financial Statements - Discontinued Operations".

NEW ENGLAND HOME CARE

     On August 4, 1995, the Registrant consummated the acquisition of 100% of the capital stock of Nurse Care, Inc. ("Nurse Care"), the parent company of New England Home Care, Inc. ("New England") for $3,150,000 in cash. In addition, one of the two former shareholders entered into a one-year employment contract as the Administrator of New England with a base salary of $125,000. The other former shareholder entered into a one-year consulting agreement to provide certain consulting services with respect to the operations of New England in consideration of $20,000 in consulting fees.

     New England is a Medicare certified and licensed home health care company in the State of Connecticut. The company provides a wide variety of home health care services consisting of home health aides, skilled nursing, physical therapy, speech therapy, occupational therapy and social work. New England maintains its principal administrative office in Milford, Connecticut and has branch offices in Norwalk, Hamden, Waterbury, Seymour and Danbury, Connecticut. Although the company is currently undertaking the necessary steps to achieve JCAHO status in the State of Connecticut, there can be no assurance that this status will be obtained. Reimbursement for New England's services are primarily provided by the Federal Medicare Program and the State of Connecticut Medicaid Programs. Additional sources of revenue are from managed care programs, hospices and commercial insurance carriers.

BREVARD MEDICAL CENTER

     Brevard  Medical  Center provides out-patient multi-specialty and primary medical care through its five outpatient medical offices located throughout Brevard County, Florida. The company maintains its principal administrative office in Melbourne, Florida.

     The services of the company include primary and specialty physician care, diagnostic testing, laboratory and x-ray services, minor office surgery, follow-up care relating to specific treatments as well as continuous care to patients.

     The company enters into contracts with primary care physi-cians who are either Board Certified or Board Eligible in their primary care discipline. The physician is also required to obtain and maintain local hospital admitting privileges to provide continuity of care to Brevard Medical Center's patients, both in and out of the hospital. The physicians render services in accordance with quality assurance standards set by the American Medical Association and are monitored by the company's Quality Improvement Committee. In addition, Brevard Medical Center enters into agreements with specialty physicians to provide Brevard
Medical   Center's   patients   with   in-house   consultations,
consultations in their own offices as well as acute care in the hospital for advanced diagnostic testing and major surgery.

     Brevard Medical Center contracts with employer groups, health plans, preferred provider organizations and community health purchasing alliances consisting of local health maintenance organizations. The company also participates with various indemnity coverage programs.

     In  addition,  Brevard  Medical  Center  provides out-patient medical services for its wholly-owned subsidiary, Boro Medical Corp. Boro Medical Corp. is the holder of a prepaid cost reim-bursement contract with the Health Care Financing Administration of the Federal Government to provide certain out-patient medical services to Medicare subscribers. In addition, Boro Medical Corp. is the holder of a prepaid health clinic license (PHC), which is a certificate of authority issued by the Florida Department of Insurance to provide certain outpatient medical services to sub-scribers.

     Although Brevard Medical Center has been able to recruit physicians, there can be no assurance that it will successfully continue to do so. If it is unsuccessful, it will then be necessary for the company to use temporary medical personnel, which will increase the company's costs for physicians, the Company believes, by approximately fifty (50%) percent.

FIRST HEALTH, INC.

     First Health, which was incorporated in the State of Florida in April 1994, provides outpatient medical services through its three outpatient medical offices in Volusia County, Florida. In 1994, First Health purchased certain fixed and intangible assets of Healthmark, P.A. and Atlantic Medical Associates, P.A., which were engaged in providing outpatient medical services in Volusia County.
     First Health is a preferred provider for a health maintenance organization under both medicare and commercial provider agreements in all three of its outpatient medical centers. The company contracts with primary care physicians who are either Board Certified or Board Eligible in their primary care discipline. The physician is also required to obtain and maintain local hospital admitting privileges to provide continuity of care to First Health's patients, both in and out of the hospital. The physicians render services in accordance with quality assurance standards set by the American Medical Association and are monitored by the company's Quality Improvement Committee.

     Although First Health has been able to recruit physicians, there can be no assurance that it will successfully continue to do so. If it is unsuccessful, it will then be necessary for the company to use temporary medical personnel, which will increase the company's costs for physicians, the Company believes, by approximately fifty (50%) percent.

NATIONAL HMO (NEW YORK), INC.

     On April 30, 1994, Boro Medical, P.C. and Boro Health Care of Union, P.C. (collectively "Boro Medical"), a medical provider to which National HMO (New York), Inc. ("National New York") and National HMO Corp. of Elizabeth, Inc. ("National Elizabeth") provided non-medical and administrative management services, terminated its relationship with National New York and National Elizabeth. In addition, on April 30, 1994, National New York and National Elizabeth entered into an asset purchase agreement with Boro Medical. Under the terms of the agreement, as consideration for the sale by National New York and National Elizabeth of certain assets, Boro Medical agreed to pay a purchase price of $750,000, as well as all outstanding management fees due to National New York through April 30, 1994 in the aggregate amount of $500,000. Boro Medical delivered at closing five-year and three-year promissory notes in the aggregate amounts of $750,000 and $500,000, respectively, each at an interest rate of seven percent. The leases at all of the medical offices subject to the former relationship were assumed by Boro Medical and National New York and National Elizabeth were released from any further obligations under the applicable lease agreements. In addition, National New York, National Elizabeth and certain of its officers and Boro Medical and certain of its officers delivered mutual releases with respect to all prior claims that may have existed between them relating to their former relationship and further agreed not to compete with one another in certain operations and in specific areas relating to their respective businesses.

     For the fiscal year ended July 31, 1993, the revenue associated with Boro Medical represented approximately 21% of the Registrant's consolidated revenues from continuing operations for such year. In addition, in July 1994, National New York terminated its management agreement with the dental practitioner to which it also provided administrative and management services. Accordingly, the Registrant has reclassified its financial statements to show separately the results of the discontinued operations. See "Notes to Financial Statements - Discontinued Operations".

INSURANCE

     The Registrant maintains professional malpractice liability coverage on professionals employed in the rendering of health care services in addition to coverage for the customary risks inherent in the operation of businesses in general. Health Acquisition Corp. and New England carry corporate malpractice insurance policies providing coverage in an amount of up to $1,000,000 per occurrence and up to $6,000,000 in the aggregate. Both Brevard Medical Center and First Health carry a corporate malpractice insurance policy providing coverage in an amount of $1,000,000 per occurrence and $3,000,000 in the aggregate. Recent market conditions with respect to liability insurance have caused wide fluctuations in the cost and availability of coverage. While the Registrant believes its insurance policies are adequate in the amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

     As of October 27, 1995, the Registrant employed approximately 1,600 full and part-time employees of whom 18 were employed in various management capacities and 3 were employed in marketing activities.

     Health Acquisition Corp., New England, Brevard Medical Center and First Health recruit health service personnel principally through referral from existing personnel and through newspaper advertisements. The Registrant has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and physicians must be licensed by the appropriate licensing authorities. Employees receive instruction in the procedures and policies of the respective subsidiary corporations.

     The Registrant's ability to attract a staff of highly trained personnel is a material element of its business. There currently is intense competition for qualified personnel and there can be no assurance that the Registrant will be successful in maintaining or in securing additional qualified personnel. The Registrant has no union contracts with any of its employees and believes that its relationship with its employees is satisfactory.

COMPETITION

     The home health care field is highly competitive. The Registrant is competing with numerous other licensed as well as certified home health care agencies. In addition, the Registrant competes with companies that, in addition to providing health aid and skilled nursing services, also, unlike the Registrant, provide pharmaceutical products and other home care services that generate additional referrals.

     The out-patient medical field is highly competitive as well. The Registrant faces competition in securing patients and in recruiting qualified personnel from hospitals, health maintenance organizations and other medical providers. Many of the Registrant's competitors are larger and have greater experience and financial resources which facilitates their ability to secure patients and recruit personnel.

CUSTOMERS

     One or more customers have each accounted for more than 10% of the Registrant's revenues. For the fiscal years ended July 31, 1995, 1994 and 1993, VNS Home Care, a non-profit, Medicare certified home health care agency, accounted for 40%, 39% and 34%, respectively, and the Department of Social Services accounted for 13%, 17% and 21%, respectively, of the Registrant's consolidated revenues from continuing operations. The total loss of any of the foregoing customers would have a material adverse effect on the Registrant.


GOVERNMENT REGULATIONS

General

     The health care industry is highly regulated, and the regu-latory environment in which the Registrant operates may change significantly in the future, particularly in light of many proposed changes of the current administration.

     Significant aspects of the Registrant's businesses are sub-ject to local, state and federal statutes and regulations gov-erning, among other areas, licensing, fee splitting, reimbursement under federal and state medical assistance programs, financial relationships between healthcare providers and potential referral sources, workplace health and safety and other matters. The Registrant's businesses may also be affected by changes in ethical guidelines and operating standards of professional and trade associations.

     Many states require regulatory approval, including certifi-cates of need, before establishing certain types of health care facilities, offering certain health care services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs.

     The ability of the Registrant to operate profitably will depend in part upon the Rrite-offs.







                 See accompanying notes to financial statements.

                                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL HOME HEALTH CARE CORP.


                                            By:/S/ ROBERT P. HELLER
                                            Robert P. Heller
                                            Vice President of Finance and
                                                     Chief Financial Officer
  Dated:  October 26, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /S/ FREDERICK H. FIALKOW      Chairman of the         October 26, 1995
 Frederick H. Fialkow          Board of Directors,
                               President, Chief
                               Executive Officer

 /S/ ROBERT P. HELLER          Vice President of       October 26, 1995
 Robert P. Heller              Finance and Chief
                               Financial Officer
                               (Principal Financial
                               and Accounting Officer)

 /S/ STEVEN FIALKOW            Secretary and Director  October 26, 1995
 Steven Fialkow

 /S/ IRA GREIFER, M.D.         Director                October 26, 1995
 Ira Greifer, M.D.

 /S/ BERNARD LEVINE, M.D.      Director                October 26, 1995
 Bernard Levine, M.D.

 /S/ LEON PORDY, M.D.          Director                October 26, 1995
 Leon Pordy, M.D.