Form 10-K/A
period 1995-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1995-11-22
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                         Amendment No. 1 on FORM 10-K/A


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

                  Yes     x                      No
                         ---                           ---
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

The number of shares outstanding of the Registrant's Common Stock on October 25, 1995 was 4,722,576.

Portions of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders (which Proxy Statement will be filed with the Securities and Exchange Commission on or before November 28, 1995) are incorporated by reference in Part III hereof.

THE FOLLOWING IS HEREBY REFILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE FORM PREVIOUSLY TRANSMITTED THERETO ON OCTOBER 27, 1995.


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


         The Registrant has four operating subsidiaries:

         * HEALTH ACQUISITION CORP., formerly Allen Health Care Services, Inc., a New York corporation, of which Allen Health Care Services ("Allen Health Care") is the sole operating division. The operations of Hitech Home Care, formerly another operating division of Health Acquisition Corp., were discontinued during the fiscal year ended July 31, 1993. Accordingly, all operations relating to Hitech Home Care are shown as discontinued operations in the financial statements and notes thereto appearing elsewhere herein.

         * BREVARD MEDICAL CENTER, INC., a Delaware corporation ("Brevard Medical Center"), which conducts business in Brevard County, Florida. Boro Medical Corp., a Florida corporation, is a wholly-owned subsidiary of Brevard Medical Center.

         * FIRST HEALTH, INC., a Florida corporation ("First Health"), which conducts business in Volusia County, Florida.

         * NEW ENGLAND HOME CARE, INC., a Connecticut corporation ("New England"),which conducts business in the State of Connecticut.

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

HITECH HOME CARE

         In May 1992, Health Acquisition Corp. purchased substantially all of the assets of Hitech Registered Nurses of New Jersey, Inc. ("Hitech"), a licensed nursing agency that provided home intravenous infusion therapy and skilled nursing in the adult, pediatric and high risk maternity areas in the State of New Jersey. In addition, Health Acquisition Corp. entered into a three-year employment agreement with each of the two former shareholders of Hitech . Each employment agreement called for compensation to the employee during the three-year period in the aggregate amount of $255,000, with an additional signing bonus of $225,000 to each employee.

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

         The company enters into contracts with primary care physicians who are either Board Certified or Board Eligible in their primary care discipline. The physician is also required to obtain and maintain local hospital admitting privileges to provide continuity of care to Brevard Medical Center's patients, both in and out of the hospital. The physicians render services in accordance with quality assurance standards set by the American Medical Association and are monitored by the company's Quality Improvement Committee. In addition, Brevard Medical Center enters into agreements with specialty physicians to provide Brevard Medical Center's patients with in-house consultations, consultations in their own offices as well as acute care in the hospital for advanced diagnostic testing and major surgery.

         Brevard Medical Center contracts with employer groups, health plans, preferred provider organizations and community health purchasing alliances consisting of local health maintenance organizations. The company also participates with various indemnity coverage programs.

         In addition, Brevard Medical Center provides out-patient medical services for its wholly-owned subsidiary, Boro Medical Corp. Boro Medical Corp. is the holder of a prepaid cost reim bursement contract with the Health Care Financing Administration of the Federal Government to provide certain out-patient medical services to Medicare subscribers. In addition, Boro Medical Corp. is the holder of a prepaid health clinic license (PHC), which is a certificate of authority issued by the Florida Department of Insurance to provide certain outpatient medical services to subscribers.

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

         First Health is a preferred provider for a health maintenance organization under both medicare and commercial provider agreements in all three of its outpatient medical centers. The company contracts with primary care physicians who are either Board Certified or Board Eligible in their primary care discipline. The physician is also required to obtain and maintain local hospital admitting privileges to provide continuity of care to First Health's patients, both in and out of the hospital. The physicians render services in accordance with quality assurance standards set by the American Medi cal Association and are monitored by the company's Quality Improvement Committee.

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

GOVERNMENT REGULATIONS

General
-------
         The health care industry is highly regulated, and the regulatory environment in which the Registrant operates may change significantly in the future, particularly in light of many proposed changes of the current administration.

         Significant aspects of the Registrant's businesses are subject to local, state and federal statutes and regulations governing, among other areas, licensing, fee splitting, reimbursement under federal and state medical assistance programs, financial relationships between healthcare providers and potential referral sources, workplace health and safety and other matters. The Registrant's businesses may also be affected by changes in ethical guidelines and operating standards of professional and trade associations.

         Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain health care services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs.

         The ability of the Registrant to operate profitably will depend in part upon the Registrant obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations.

State Regulation
----------------
         State laws impose licensing requirements on health care professionals, and on facilities operated by such professionals. In addition, state laws specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties. Violations of these laws may result in civil and criminal penalties.

         Several states have adopted or are considering legislation that, if enacted, would restrict or prohibit referrals by physicians to facilities in which the physicians have an ownership interest or with which they have a financial relationship. Violations of these laws may result in the loss of healthcare provider licenses as well as fines and criminal penalties. On April 8, 1992, the State of Florida enacted a patient Self-Referral Act that severely restricts patient referrals for certain services, prohibits mark-ups of certain procedures, requires disclosure of ownership requirements and places other regulations on health care providers. The Registrant believes that its Florida offices fit within the group practice exemption contained in the Florida Act; however, certain relationships are not explicitly sanctioned by the Act, but are not believed to be prohibited. There can be no assurance that other states will not adopt similar legislation or that the Registrant's offices will in all cases be able to comply with such laws. Such statutes could restrict expansion of the Registrant's operations into those jurisdictions.

Medicare Fraud and Abuse
------------------------
         Provisions of the Social Security Act under Medicare and Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or a state health care program. In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

         The Registrant believes that its current operations are not in violation of the anti-kickback statute. However, judicial decisions interpreting the statute and the regulations promulgated thereunder, have resulted in varying and ambiguous interpretations of the statute. Thus, the scope of the anti-kickback statute is unclear. A determination that the contracts and relationships entered into by the Registrant violated the anti-kickback statute would have a material adverse impact on the business of the Registrant.

         As medical providers, both Brevard Medical Center and First Health are subject to the above mentioned regulations. If these companies were found to be in violation of such regulations, the Registrant would be materially adversely affected.

Regulatory Compliance
---------------------
         The Registrant believes that health care regulations will continue to change and, therefore, regularly monitors developments in health care law. The Registrant expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Registrant believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

ITEM  2.          PROPERTIES.

         The Registrant, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2000. The following sets forth the location, approximate square footage, use of each office and expiration date of each lease:


                    Approximate                                Expiration Date
Location            Square Feet         Use                       of Lease
--------            -----------   ------------------           ---------------
Scarsdale, NY          2,095     Corporate headquarters        July 31, 1996
Yonkers, NY            2,500     Corporate headquarters        March 31, 1997
Queens, NY             5,200     Administrative office         January 31, 1996
Farmingdale, NY        3,519     Satellite office              April 30, 1996
Hempstead, NY            700     Satellite office              Month to Month
Manhattan, NY          1,265     Satellite office              April 30, 1996
Deltona, FL            2,500     Outpatient medical office     April 30, 1996
South Daytona, FL      2,500     Outpatient medical office     May 31, 1996
Daytona, FL            2,000     Outpatient medical office     April 30, 1996
Melbourne, FL          1,600     Administrative office         March 31, 1996
Melbourne, FL          2,900     Outpatient medical office     July 31, 1996
Palm Bay, FL           2,800     Outpatient medical office     July 31, 1996
Merritt Island, FL     2,680     Outpatient medical office     August 31, 1996
Satellite Beach, FL    2,580     Outpatient medical office     July 31, 1996
Titusville, FL         3,200     Outpatient medical office     June 30, 1998
Milford, CT            9,600     Administrative office         May 31, 1997
Danbury, CT            1,200     Satellite office              November 30, 1998
Hamden, CT             2,605     Satellite office              July 31, 1998
Seymour, CT            2,000     Satellite office              February 29, 1996
Waterbury, CT          2,000     Satellite office              July 31, 2000
Norwalk, CT            2,772     Satellite office              May 31, 1996

         The Registrant believes that its facilities are adequate for the conduct of its existing operations. The Registrant regularly evaluates the suitability of each office and the overall adequacy of its various satellite offices. The Registrant believes that it will be able to renew or find adequate replacement offices for all leases which will expire in the current fiscal year.

ITEM  3.          LEGAL PROCEEDINGS.

         In the ordinary course of business, the Registrant may be subject, from time to time, to claims and legal actions. No material actions are currently pending against the Registrant. The Registrant maintains professional malpractice insurance, general liability insurance and other insurance coverages of the types and in the amounts it believes are typical for similar companies in its industry.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of stockholders of the Registrant during the fourth quarter of the fiscal year ended July 31, 1995.

PART II


ITEM  5.          MARKET FOR REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS.

         (A)      Market Information
                  ------------------
         The Registrant's Common Stock is quoted on the NASDAQ National Market System under the symbol NHHC. (Prior to December 20, 1991, the symbol was NHMO). The following table pre sents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 1994 and July 31, 1995. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Year ended July 31, 1994                         Market Prices
                                        High     -------------    Low
------------------------                ----                      ----
1st Quarter                           $ 3.25                    $ 2.25
2nd Quarter                             3.25                      2.25
3rd Quarter                             3.50                      1.75
4th Quarter                             2.75                      2.13

Year ended July 31, 1995
------------------------
1st Quarter                           $ 3.75                    $ 2.00
2nd Quarter                             3.88                      2.13
3rd Quarter                             4.00                      2.75
4th Quarter                             3.75                      2.75


         (B)      Holders
                  -------
         There were approximately 180 holders of record of Common Stock as of October 25, 1995, excluding shares held by depository companies for certain beneficial owners.

         (C)      Dividends
                  ---------
         The Registrant has not declared or paid any dividends on its shares of Common Stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business, and, accordingly, it does not intend to pay cash dividends.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table, which presents selected financial data for the Registrant for each of the last five fiscal years, has been derived from the Consolidated Financial Statements of the Registrant, which have been audited by Richard A. Eisner & Company, LLP, independent auditors.

         The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.



                                     1995                   1994          1993                  1992                  1991
                                     ----                   ----          ----                  ----                  ----
Revenues                      $24,556,000            $20,116,000           $18,059,000           $16,230,000           $11,396,000

Net Income from
  continuing
  operations                    1,426,000              1,218,000             1,309,000             1,189,000               968,000
Net income from
  continuing
  operations per
  share                               .30                    .26                   .27                   .25                   .20
Net income
  (loss) from
  discontinued
  operations-                         -0-            (3,472,000)             (461,000)               658,000               641,000
Net income
  (loss) per share
  from dis-
  continued
  operations                          -0-                  (.73)                 (.09)                   .14                   .14
Total Assets                   18,865,000             17,926,000            20,309,000            19,106,000            17,356,000
Long Term                          14,000                 40,000                77,000               146,000                    --
  Obligations


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information which the Registrant's management believes is relevant to an assessment and understanding of the Registrant's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

         On April 30, 1994, Boro Medical, a medical provider to which National New York and National Elizabeth provided non-medical and administrative management services, terminated its relationship with National New York and National Elizabeth. In addition, in July 1994, National New York terminated its relationship with the dental practitioner to which it also provided management services. See "Business - National HMO (New York), Inc."

         In July 1993, the Registrant discontinued the operations of Hitech Home Care, the division of Health Acquisition Corp. that provided skilled nursing and home intravenous therapy services. In management's opinion, there was not sufficient growth potential in this market to make any further expenditures of working capital.

         The above transactions have been reflected in the financial statements as discontinued operations. See "Notes to Financial Statements-Discontinued Operations." The results of operations as discussed below relate to the continuing operations of the Registrant.

RESULTS OF OPERATIONS
---------------------
Year Ended July 31, 1995 as Compared to Year Ended July 31, 1994
----------------------------------------------------------------

         Total revenues increased approximately $4,440,000 or 22% to $24,556,000 for the year ended July 31, 1995 ("fiscal 1995") from $20,116,000 for the year ended July 31, 1994 ("fiscal 1994"). Approximately $3,270,000 or 74% of this increase is attributable to Health Acquisition Corp., the subsidiary that provides home health care services. Health Acquisition Corp. was again successful in securing new provider contracts, as well as increasing volume with existing customers. In addition, in April 1995 services of this subsidiary were expanded to include home care pediatric skilled nursing for medically fragile children and their families. Revenues from Brevard Medical Center, the subsidiary that operates outpatient medical centers in Brevard County, Florida, increased approximately $358,000, or 9% from the previous fiscal year. As a result of the health care industry shifting towards managed care, Brevard was successful in becoming preferred providers for new managed care plans coming into the county. This increase in revenues is the direct result of additional capitation business generated from managed care plans, primarily from health maintenance organizations (HMO's), offset by a reduction in traditional fee-for-service business. The Registrant expects these trends to continue in the future. Although revenues increased over the previous fiscal year, the loss of any of these new managed care contracts would have a material adverse effect on the Registrant. Revenue from First Health, the subsidiary that operates outpatient medical centers in Volusia County, Florida, increased approximately $812,000 from the previous fiscal year, as only three months were included in fiscal July 31, 1994 operations. The major source of revenue is from a large health maintenance organization, to which First Health is a preferred provider.

         Revenues from home care services accounted for 79% of the Registrant's consolidated revenues in the current fiscal year and has historically generated the greatest operating margins for the Registrant. The Registrant's recent acquisition of Nurse Care, Inc. and its wholly-owned subsidiary, New England Health Care, Inc. is an example of the Registrant's commitment to devoting substantially all of its resources to the expansion of home health care services. See "Business - New England Home Care."

         Operating expenses as a percentage of consolidated revenues increased to 91% in fiscal 1995 as compared to 89% in fiscal 1994. Personnel costs increased to 77% of consolidated revenues for fiscal 1995 as compared to 75% in fiscal 1994. These increases are attributable to the outpatient medical center operations in Florida. In preparation for becoming preferred providers for additional managed care plans, the Company increased its medical personnel to service these plans, which increase, however, was not met with a proportionate increase in revenue from these managed care plans. General and administrative expenses remained at 13% of consolidated revenues in both fiscal years 1995 and 1994.

         Interest income increased approximately $249,000 or 155% from the previous fiscal year. This increase is attributable to interest earned on both the notes receivable from Boro Medical and the federal income tax refund received in the current fiscal year of approximately $2,100,000 as a result of carryback claims.

         The Registrant's effective tax rate decreased to approximately 44% in the current fiscal year as compared to 47% in the previous fiscal year. This decrease is primarily attributable to federal income tax credits utilized in the current fiscal year.

Year Ended July 31, 1994 as Compared to Year Ended July 31, 1993
----------------------------------------------------------------

         Total revenues increased approximately $2,057,000, or 11%, to $20,116,000 for the year ended July 31, 1994 from $18,059,000 for the year ended July 31, 1993. Health Acquisition Corp., the subsidiary that provides paraprofessional home health care services accounted for $1,759,000, or 85%, of the increase in revenues. This increase is due to Health Acquisition Corp. securing additional contracts from certified home health care agencies and other long-term provider programs, as well as additional volume with existing contracts. Revenues from Brevard Medical Center, the subsidiary that operates the outpatient medical centers in Brevard County, Florida, increased approximately $116,000, or 3%, from the previous fiscal year. This increase is attributable to Brevard Medical Center securing additional revenue from preferred provider arrangements offset by the decrease in traditional fee-for-service revenue. As the health care industry has been changing towards a managed care network, Brevard Medical Center has secured additional prepaid or capita tion revenue by becoming a preferred provider for various health care alliances. It expects this trend to continue in the future. In addition, in May 1994, the Registrant through a wholly-owned subsidiary, First Health, commenced operations in Volusia County, Florida with the acquisition of certain assets of three outpatient medical centers. Revenues for the three months were approximately $182,000. Currently, the major source of revenue is from a large health maintenance organization, to which First Health is a preferred provider.

         Operating expenses as a percentage of consolidated revenues increased to 89% in fiscal 1994 as compared to 87% in fiscal 1993. Personnel costs remained at 75% of consolidated revenues for both fiscal years 1994 and 1993. General and administrative expenses increased approximately $629,000 to 13% of consolidated revenue in fiscal 1994 as compared to 11% in fiscal 1993. This increase is attributable to additional administrative costs of Health Acquisition Corp., the start-up of First Health and approximately $200,000 of non-recurring charges in fiscal 1994 as compared to fiscal 1993.

         Interest income increased approximately $45,000, or 38%, from the previous fiscal year due to an increase in cash from operations in fiscal 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 1995 and prior to the acquisition of Nurse Care, Inc. and New England Home Care, Inc., as described below, the ratio of current assets to current liabilities was approximately 17:1 as compared to approximately 12:1 as of July 31, 1994. Cash and investments increased to $9,790,000 as of the most recent fiscal year end from $6,570,000 in the previous fiscal year.

         A majority of the Registrant's business (home health care services) requires weekly payments to health care personnel at the time services are rendered. Payment for these services is typically on a contracted basis of 90 to 120 days. However, reimbursement for the other portion of the Registrant's business (outpatient medical services) is received each month in the form of capitation payments. Accounts receivable represented 33% of current assets at both July 31, 1995 and July 31, 1994. See "Notes to Financial Statements - Acquisitions." For the fiscal year ended July 31, 1995 accounts receivable turnover decreased to 79 days from 88 days in the previous fiscal year.

         The Registrant has available a $2,000,000 secured line of credit with its bank at the alternate base commercial lending rate of the bank. The line of credit expires November 30, 1995 and is subject to renewal. As of July 31, 1995, the Registrant had no outstanding balance under the line of credit.

         The Registrant intends to meet both its short and long term liquidity needs with its current cash balances, cash flow and available line of credit. The acquisition on August 4, 1995 of Nurse Care, Inc. and New England Home Care, Inc. for $3,150,000 was made in cash generated from internal funds. In addition, New England Home Care, Inc. is currently seeking to secure a line of credit to finance its own accounts receivable.

         The Internal Revenue Service (the "IRS") is currently conducting an examination of the Federal Tax Return filed by the Registrant for the fiscal year ended July 31, 1993. The Registrant has been advised that it is standard procedure for refund claims in excess of $1,000,000 to be reviewed by the IRS's Joint Committee on Taxation after the IRS has conducted an examination to determine that the refund amount is correct. Therefore, since the Registrant received a refund claim approximating $2,100,000 as a result of net operating loss carryback claims relating to the fiscal year ended July 31, 1994, the years affected by the carryback (fiscal years ended July 31, 1991 through 1994) are now being examined. No assessment has been made to date.

IMPACT OF INFLATION

         The impact of inflation on the Registrant was not material during the year ended July 31, 1995.

ECONOMIC OUTLOOK

         The home health care industry has become increasingly competitive and management believes this trend will continue in the future. This competition has lead to mergers between large well diversified home health care companies over the past year. Further, such companies have more acquisition and growth opportunities available to them. Additionally, there is tremendous competition for qualified personnel in the home health care industry. Management believes that it offers com petitive salaries and benefit packages. There can be no assurance, however, that the Registrant will be successful in attracting and retaining qualified personnel. If unsuccessful, this could have a material adverse effect on the Registrant's business.

         There is also increased competition in Florida where the Registrant is a provider of out-patient medical services. Competition comes from health maintenance organizations, independent doctors' offices and out-patient satellite offices of hospitals which have established networks of medical treatment offices. In addition, as the delivery of medical services has shifted to a managed care system, there is increased competition in becoming preferred providers for many of the new health care alliances that are being formed. Furthermore, there is tremendous competition in recruiting and retaining qualified Board Certified primary care physicians. Primary care physicians are the gatekeepers in a managed care network and are vital in securing and maintaining managed care contracts. If the Registrant is unsuccessful in attracting and retaining such physicians, it could have a material adverse effect on the Registrant's business.

         Other than as set forth herein, the Registrant has no material commitments for capital expenditures as of July 31, 1995.

         In the opinion of management there will be no material impact on the financial statements of the Registrant from any recently issued accounting standards.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Quarterly Results (unaudited)
----------------------------

         The following table presents unaudited condensed financial data for the last eight fiscal quarters beginning August 1, 1993. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The following selected quarterly information should be read in conjunction with the consolidated financial statements included elsewhere herein.


                                                                First              Second            Third         Fourth
                                                               Quarter            Quarter           Quarter        Quarter
1994                                                           -------            -------           -------        -------
----
Revenues                                                     $4,890,276         $4,921,714        $4,977,213      $5,326,797
Earnings from continuing operations                             385,749            366,268           235,801         230,182
Earnings (loss) from discontinued operations                    (73,242)        (6,854,454)          992,947       2,462,749
Earnings per share from continuing operations                      0.08               0.08              0.05            0.05
Earnings (loss) per share from discontinued operations            (0.01)             (1.44)             0.21            0.51
Earnings (loss) per share                                          0.07              (1.36)             0.26            0.56

1995
----
Revenues                                                      5,729,691          6,044,671        6,295,814        6,485,824
Earnings from continuing operations                             265,497            334,455          400,489          425,559
Earnings per share from continuing operations                       .06                .07              .08              .09
Earnings per share                                                  .06                .07              .08              .09


         The other information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-20.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.        EXECUTIVE COMPENSATION.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders to be held on December 8, 1995, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to July 31, 1995.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K.

                 (a)  The  following  represents  a  listing  of all   financial
statements, financial statement schedules and exhibits filed as part of this Report.

                 (1) FINANCIAL STATEMENTS (see index to the consolidated financial statements).

                 (2) FINANCIAL STATEMENT SCHEDULES (see index to the consolidated financial statements).

                 (3)  EXHIBITS

Exhibit
Number        Exhibit to this Report                  Method of Filing
------        ----------------------                  ----------------
3.1           Certificate of Incorporation            Incorporated by
              of the Registrant                       reference to Exhibit
                                                      3(a) to Registration
                                                      Statement on Form S-1
                                                      (No. 2-86643) filed
                                                      September 20, 1983 (the
                                                      "1983 Registration
                                                      Statement").

3.2           Certificate of Amendment                Incorporated by
              to Certificate of                       reference to Exhibit 3.2
              Incorporation of the                    to the Registrant's
              Registrant                              Annual Report on Form
                                                      10-K for the year ended
                                                      July 31, 1992 (the "1992
                                                      Form 10-K").

3.3           By-Laws of the Registrant               Incorporated by
                                                      reference to Exhibit
                                                      4(a) to the 1983
                                                      Registration Statement.

4.1           Specimen Stock Certificate              Incorporated by
                                                      reference to Exhibit
                                                      4(a) to the 1983

Exhibit
Number        Exhibit to this Report                  Method of Filing
------        ----------------------                  ----------------
                                                      Registration Statement.

10.1          1992 Stock Option Plan of               Incorporated by
              the Registrant                          reference to Exhibit
                                                      10.1 to the Registrant's
                                                      Annual Report on Form
                                                      10-K for the year ended
                                                      July 31, 1993 (the
                                                      "1993 Form 10-K").

10.2          Incentive Stock Option Plan             Incorporated by
              of the Registrant                       reference to Exhibit
                                                      10(b) to the 1983
                                                      Registration Statement.

10.3          Agreement between Allen                 Incorporated by reference
              Health Care Services                    to Exhibit 10.3 to the
              and VNS Home Care dated                 Registrant's Annual Report
              January 1, 1994                         on Form 10-K forthe fiscal
                                                      year ended July 31, 1994
                                                      (the "1994 Form 10-K").

10.4          Agreement between Boro                  Incorporated by
              Medical Corp. and Brevard               reference to Exhibit
              Medical Center dated                    10.25 to the Registrant's
              September 11, 1991                      Annual Report on Form
                                                      10-K for the year ended
                                                      July 31, 1991 (the "1991
                                                      Form 10-K").

10.5          Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit 10.7
              and Steven Fialkow                      to the 1993 Form 10-K.
              dated August 1993

10.6          Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit 10.8
              and Richard Garofalo                    to the 1993 Form 10-K.
              dated August 1993

Exhibit
Number        Exhibit to this Report                  Method of Filing
------        ----------------------                  ----------------

10.7          Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit 10.9
              and Gerald Kline                        to the 1993 Form 10-K.
              dated August 1993

10.8          Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit
              and Thomas Smith                        10.10 to the 1993
              dated August 1993                       Form 10-K.

10.9          Employment Agreement between            Incorporated by reference
              the Registrant and Robert               to Exhibit 10.9 to the
              Heller dated August 1994                1994 Form 10-K.

10.10         Agreement between Division              Incorporated by
              of Social Services of                   reference to Exhibit
              County of Suffolk and                   10.35 to the 1991
              Health Acquisition Corp.                Form 10-K.
              d/b/a A Round The Clock
              Temporary Services

10.11         Agreement between Nassau                Incorporated by reference
              County Department of Social             to Exhibit 10.9 to
              Services and Allen Health               the 1992 Form 10-K.
              Care Services

10.12         Agreement between Catholic              Incorporated by reference
              Medical Center of Brooklyn              to Exhibit 10.14 to the
              and Queens, Inc. on behalf              1994 Form 10-K.
              of Mary Immaculate
              Hospital Home Health
              Agency and Allen Health
              Care Services, dated
              January 1, 1994

Exhibit
Number        Exhibit to this Report                  Method of Filing
------        ----------------------                  ----------------

10.13         Letter Agreement dated                  Filed herewith.
              March 15, 1995 securing
              line of credit from the
              Bank of New York

10.14         Letter dated June 1, 1992               Incorporated by reference
              from Public Health Council              to Exhibit 10.13 to
              of the State of New York                the 1992 Form 10-K.
              Department of Health to
              Health Acquisition Corp.
              d/b/a Allen Health Care
              Services

10.15         Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit
              and Frederick H. Fialkow                10.20 to the 1993
              dated April 30, 1993;                   Form 10-K.
              First Amendment to
              Employment Agreement
              dated August 1, 1993

10.16         Letter from Joint Commission            Incorporated by
              on Accreditation of                     reference to Exhibit
              Healthcare Organizations                10.24 to the 1993
              awarding accreditation to               Form 10-K.
              Allen Health Care,
              dated September 20, 1993

10.17         1993 401(k) Plan                        Incorporated by
              of the Registrant                       reference to Exhibit
                                                      10.25 to the 1993
                                                      Form 10-K.

10.18         Letter Agreement between                Incorporated by
              National HMO (New York),                reference to Exhibit
              Inc. and Boro Medical,                  10.26 to the 1993
              P.C. dated November 12,                 Form 10-K.
              1993

Exhibit
Number        Exhibit to this Report                  Method of Filing
------        ----------------------                  ----------------

10.19         Asset Purchase Agreement                Incorporated by reference
              among National HMO (New                 to Exhibit 10.24 to the
              York), Inc., National HMO               1994 Form 10-K.
              Corp. of Elizabeth, Inc.,
              Boro Medical, P.C. and Boro
              Health Care of Union, P.C.
              dated April 30, 1994

10.20         Asset Purchase Agreement                Incorporated by reference
              between First Health, Inc.              to Exhibit 10.25 to the
              and Healthmark P.A. and                 1994 Form 10-K.
              Cesar N. Abiera, Jr., M.D.
              dated April 29, 1994

10.21         Asset Purchase Agreement                Incorporated by reference
              between First Health, Inc. and          to Exhibit 10.26 to the
              Atlantic Medical Associates,            1994 Form 10-K.
              P.A. and Ernest Cook, Jr.,
              M.D. dated June 1, 1994

10.22         Agreement for the Purchase of           Incorporated by reference
              the Stock of Nurse Care, Inc.           to Exhibit 10.1 to the
              and Related Transactions                Registrant's Current
                                                      Report on Form 8-K
                                                      dated August 4, 1995.

10.23         Employment Agreement between            Incorporated by reference
              New England and Aileen                  to Exhibit 10.2 to the
              O'Connell dated as of                   Registrant's Current
              August 1, 1995                          Report on Form 8-K dated
                                                      August 4, 1995.

10.24         Form of Employment Agreement            Filed herewith.
              between Brevard Medical Center, Inc.
              and Warren D. Stowell dated as of
              November 1, 1995

21.1          List of Subsidiaries                    Filed herewith.

23.1          Consent of Richard A. Eisner & Co.      Filed herewith.


                 (b) REPORTS ON FORM 8-K. None have been filed during the last fiscal quarter.

                         NATIONAL HOME HEALTH CARE CORP.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K



PART II ITEM 8:

   REPORT OF INDEPENDENT AUDITORS                                          F- 2

   CONSOLIDATED BALANCE SHEETS AS AT JULY 31, 1995
   AND 1994                                                                F- 3

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
   YEARS ENDED JULY 31, 1995, 1994 AND 1993                                F- 4

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
   EQUITY FOR THE YEARS ENDED JULY 31, 1995, 1994
   AND 1993                                                                F- 5

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
   ENDED JULY 31, 1995, 1994 AND 1993                                      F- 6

   NOTES TO FINANCIAL STATEMENTS                                           F- 7

PART IV ITEM 14:

   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE                              F-21

   II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
        ENDED JULY 31, 1995, 1994 AND 1993                                 F-22

Schedules Omitted

Other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to consolidated financial statements.

                       [RICHARD A. ESINER & COMPANY, LLP]
                                  [Letterhead]


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York


                  We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and subsidiaries as at July 31, 1995 and July 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and subsidiaries at July 31, 1995 and July 31, 1994, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended July 31, 1995, in conformity with generally accepted accounting principles.


/s/ Richard A. Eisener & Company, LLP
New York, New York
October 6, 1995




                                          NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS



                                                                               Pro Forma
                                                                                July 31,                          July 31,
                                                                                                   --------------------------------
                              A S S E T S                                         1995                1995                  1994
                              -----------
                                                                               -----------         -----------           ----------
                                                                                (Note 1)
                                                                               (Unaudited)
Current assets:
  Cash (including cash equivalents of $5,272,000 (pro forma),
    $8,422,000 and $4,568,000) (Note 10)...............................        $ 6,704,000         $ 9,237,000         $ 5,017,000
  Investments - available for sale.....................................            813,000             813,000           1,553,000
  Accounts receivable - (less allowance for doubtful accounts of $439,000 (pro
    forma), $99,000 and $84,000) (Note 10).............................          8,266,000           5,338,000           4,823,000
  Notes receivable (Note 3)............................................            349,000             349,000             271,000
  Income taxes receivable (Note 7).....................................            352,000              72,000           2,625,000
  Prepaid expenses and other assets....................................            298,000             354,000             193,000
  Deferred taxes.......................................................            190,000              80,000             200,000
                                                                                ----------         -----------          ----------
     Total current assets..............................................         16,972,000          16,243,000          14,682,000

Furniture, equipment and leasehold improvements (Notes 1 and 2)........            510,000             445,000             512,000
Notes receivable - noncurrent (Note 3).................................            690,000             690,000           1,011,000
Investment in certificate of deposit...................................                                                    260,000
Excess of cost over fair value of net assets of businesses acquired
  (Notes 1 and 4)......................................................          2,905,000           1,036,000           1,073,000
Other intangible assets (Note 5).......................................            342,000             342,000             248,000
Deposits and other assets..............................................            116,000             109,000             140,000
                                                                                ----------         -----------          ----------
        T O T A L......................................................        $21,535,000         $18,865,000         $17,926,000
                                                                                ==========         ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable and accrued
     expenses..........................................................        $ 1,708,000         $   910,000         $   867,000
  Capital lease obligations -  current (Note 6)........................             27,000              27,000              31,000
  Reserve for state income tax settlement (Note 9).....................                                                    300,000
  Estimated third-party payor settlements..............................          1,872,000
                                                                                ----------         -----------          ----------
    Total current liabilities..........................................          3,607,000             937,000           1,198,000
Capital lease obligations - noncurrent (Note 6)........................             14,000               4,000              40,000
                                                                                ----------         -----------          ----------
    Total liabilities..................................................          3,621,000             951,000           1,238,000
                                                                                ----------         -----------          ----------
Commitments, contingencies and other matters (Notes 9 and 12)..........
Stockholders' equity (Note 11):........................................
  Common stock, $.001 par value; authorized 20,000,000 shares, issued
     5,673,075 (pro forma), 5,673,075 and 5,670,075 shares.............              6,000               6,000               6,000
 Additional paid-in capital............................................         15,552,000          15,552,000          15,544,000
 Retained earnings.....................................................          3,307,000           3,307,000           1,881,000
                                                                                ----------         -----------          ----------
                                                                                18,865,000          18,865,000          17,431,000
 Less treasury stock (955,000 (pro forma), 955,000 and 891,000
    shares) - at cost..................................................          (951,000)            (951,000)           (743,000)
                                                                                ----------         -----------          ----------
    Total stockholders' equity.........................................         17,914,000          17,914,000          16,688,000
                                                                                ----------         -----------          ----------
        T O T A L......................................................        $21,535,000         $18,865,000         $17,926,000
                                                                                ==========         ===========          ==========


                 See accompanying notes to financial statements.



                                          NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Year Ended July 31,
                                                -----------------------------------------------------------------------------
                                                      1995                          1994                         1993
                                                -----------------           --------------------          -------------------
Net patient fee income
   (Note 10).............................             $24,556,000                    $20,116,000                  $18,059,000
                                                -----------------           --------------------          -------------------

Operating expenses:
   Personnel costs.......................              18,959,000                     15,109,000                   13,541,000
   General and administrative............               3,286,000                      2,687,000                    2,058,000
   Amortization of intangibles...........                 169,000                        186,000                      196,000
                                                -----------------           --------------------          -------------------

         Total operating expenses........              22,414,000                     17,982,000                   15,795,000
                                                -----------------           --------------------          -------------------

Income from operations...................               2,142,000                      2,134,000                    2,264,000

Interest income..........................                 410,000                        161,000                      116,000
                                                -----------------           --------------------          -------------------

Income from continuing  operations
   before taxes.                                        2,552,000                      2,295,000                    2,380,000

Provision for income taxes(Note 9).......               1,126,000                      1,077,000                    1,071,000
                                                -----------------           --------------------          -------------------

Income from continuing operations........               1,426,000                      1,218,000                    1,309,000
                                                -----------------           --------------------          -------------------

Discontinued operations (Note 7):
     Income (loss) from operations
     (net of income taxes of $40,000
     and $290,000).......................                                               (32,000)                       53,000

     Loss on disposals (net of income
     tax benefit of $2,734,000 in 1994
     and deferred income tax benefit of
     $319,000) in 1993)..................                                            (3,440,000)                    (514,000)
                                                                            --------------------          -------------------

         T o t a l.......................                                            (3,472,000)                    (461,000)
                                                                            --------------------          -------------------

NET INCOME (LOSS)........................              $1,426,000                   $(2,254,000)                     $848,000
                                                =================           ====================          ===================

Net income (loss) per share of common stock (Note 1):
     Continuing operations...............             $ .30                        $ .26                         $ .27
     Discontinued operations.............                                          (.73)                         (.09)
                                                                                  -------                       ------

     Net income (loss)...................             $ .30                       $ (.47)                       $ .18
                                                      =====                       =======                       =====


                 See accompanying notes to financial statements.



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                           Common Stock                                                          Treasury Stock
                                   -------------------------                                                -----------------------

                                                               Additional                       Number
                                 Number of                      Paid-In         Retained          of
                                   Shares         Amount        Capital         Earnings        Shares        Cost
                                 ----------       ------      -----------     -----------     ---------     ---------
Balance at
 July 31, 1992.................   5,670,075       $6,000      $15,544,000      $3,287,000       891,000     $(743,000)

Net income.....................                                                   848,000
                                 ----------       ------      -----------     -----------     ---------     ---------
Balance at
 July 31, 1993.................   5,670,075        6,000       15,544,000       4,135,000       891,000      (743,000)

Net (loss).....................                                                (2,254,000)
                                 ----------       ------      -----------     -----------     ---------     ---------
Balance at
 July 31, 1994.................   5,670,075        6,000       15,544,000       1,881,000       891,000      (743,000)

Net income ....................                                                 1,426,000

Acquisition of treasury shares,
 $3.25 per share...............                                                                  64,000      (208,000)

Exercise of common
 stock options.................       3,000                         8,000
                                 ----------       ------      -----------     -----------     ---------     ---------

BALANCE AT
 JULY 31, 1995.................    5,673,075      $6,000      $15,552,000     $ 3,307,000       955,000     $(951,000)
                                 ===========      ======      ===========     ===========     =========     ==========



                See accompanying notes to financial statements.


                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended July 31,
                                                              ---------------------------------------------------------
                                                                   1995                  1994                 1993
                                                              ---------------      ----------------      --------------
Cash flows from operating activities:
  Income from continuing operations.....................           $1,426,000           $ 1,218,000          $1,309,000
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization.......................              329,000               327,000             304,000
    (Settlement) provision for state income taxes.......             (300,000)               50,000
    Provision for doubtful accounts.....................              173,000               141,000              76,000
    Deferred tax........................................              120,000               (20,000)            (14,000)
    Changes in operating assets and liabilities:
      (Increase) decrease in management fee receivable..                                    (52,000)             22,000
      (Increase) in accounts receivable.................             (688,000)             (323,000)         (1,141,000)
      (Increase) in prepaid expenses and other assets...             (130,000)             (146,000)            (56,000)
      Increase (decrease) in accounts payable, accrued expenses
        and other liabilities...........................               43,000               230,000             (97,000)
      (Increase) decrease in income taxes receivable/payable        2,553,000               445,000            (455,000)
      Cash provided by discontinued operations..........                                    985,000             832,000
                                                              ---------------      ----------------      --------------
        Net cash provided by operating .................            3,526,000             2,855,000             780,000
                                                              ---------------      ----------------      --------------

Cash flows from investing activities:
  Purchase of furniture, equipment and leasehold improvements         (94,000)              (76,000)            (81,000)
  Proceeds (purchase) of investments....................            1,000,000              (865,000)           (250,000)
  Purchase of assets of businesses......................             (225,000)             (147,000)
  Cash (used) by discontinued operations................                                   (174,000)            (34,000)
                                                              ---------------      ----------------      --------------
       Net cash (used in) investing activities..........              681,000            (1,262,000)           (365,000)
                                                              ---------------      ----------------      --------------

Cash flows from financing activities:
  Decrease in notes receivable..........................              243,000
  Principal payments under capital lease obligations....              (30,000)              (40,000)            (24,000)
  Purchase of treasury shares...........................             (208,000)
  Payments under capital lease obligations by discontinued
  operations............................................                                                        (21,000)
  Proceeds from exercise of stock options...............                8,000
                                                              ---------------      ----------------      --------------
       Net cash provided by (used in) financing activities             13,000               (40,000)            (45,000)
                                                              ---------------      ----------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............            4,220,000             1,553,000             370,000
Cash and cash equivalents - beginning of year*..........            5,017,000             3,464,000           3,094,000
                                                              ---------------      ----------------      --------------

CASH AND CASH EQUIVALENTS - END OF YEAR.................           $9,237,000           $ 5,017,000         $ 3,464,000

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
      Interest..........................................          $    13,000         $      12,000       $      25,000
      Taxes.............................................              618,000               651,000           1,562,000


*  Includes cash of discontinued operations in 1994 and 1993.

                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) -        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES AND ACQUISITION:

         [a]      Nature of business and acquisition:
                  ----------------------------------

                  National Home Health Care Corp. and subsidiaries (the "Company") is a provider of home health care services and outpatient medical services.
                  On August 4, 1995, the Company acquired all of the outstanding common shares of Nurse Care, Inc., the parent company of New England Home Care, Inc. (New England). New England is a licensed Medicare certified home health care agency providing services in Fairfield and New Haven counties in the State of Connecticut. The purchase price of $3,150,000 was generated from internal funds. The acquisition will be accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired, $1,869,000, will be allocated to goodwill.

                  The following unaudited pro forma consolidated statement of operations information gives effect to the acquisition described above as though it had occurred on August 1, 1994, after giving effect to certain adjustments, including amortization of goodwill of $93,000, decrease in interest income of $189,000, elimination of former shareholder compensation of $250,000, benefit from additional third-party reimbursement of $200,000 and income taxes of $104,000. The unaudited pro forma financial information may not necessarily reflect the results of operations that would have occurred had the acquisition occurred on August 1, 1994.

                                                                Unaudited
                                                              ------------
         Patient fee income . . . . . . . . . . . . . .       $ 40,547,000
         Operating expenses . . . . . . . . . . . . . .        (37,777,000)
                                                              ------------
         Income from continuing operations . .  . . . .       $  2,770,000
                                                              ============
         Net income . . . . . . . . . . . . . . . . . .       $  1,632,000
                                                              ============
         Net income per share . . . . . . . . . . . .                 $.34
                                                                      ====


                  The unaudited pro forma balance sheet gives effect to the acquisition as though it had occurred on July 31, 1995, after giving effect to the purchase price of $3,150,000, estimated costs of the acquisition of $63,000 and the excess of purchase price over the fair value of assets acquired of $1,869,000.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) -        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES:  (continued)


         [b]      Principles of consolidation:
                  ---------------------------

                  The consolidated financial statements include the accounts of National Home Health Care Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         [c]      Revenue recognition:
                  -------------------

                  Revenues are reported on the accrual basis in the period in which services are provided. Third party contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted as required in subsequent periods.

         [d]      Cash equivalents:
                  ----------------

                  For the purposes of the statements of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

         [e]      Furniture, equipment and leasehold improvements:
                  -----------------------------------------------

                  Furniture, equipment and leasehold improvements are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

         [f]      Excess of cost over fair value of net assets of
                  business acquired:
                  -----------------------------------------------

                  The excess of cost over the fair value of net assets acquired (goodwill) is principally being amortized over a period of 40 years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.




(continued)
                                       F-8

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) -        NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES:  (continued)

         [g]      Earnings per common share:
                  -------------------------

                  Earnings per common share are computed using the weighted average number of common shares and dilutive common stock equivalents (options) outstanding during each period. During the three years ended July 31, 1995, the options were not dilutive. The number of shares used in the calculation of earnings per share are 4,760,705 for the year ended July 31, 1995 and 4,779,075 for the years ended July 31, 1994 and July 31, 1993.

         [h]      Investments:
                  -----------

                  During 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that, except for debt securities classified as "held-to maturity securities", investments in debt and equity securities be reported at fair value. Its implementation had no significant effect on the results of operations of the Company.

                  Investment securities available for sale at July 31, 1995 are summarized as follows:

                                                                       Amortized
                                                                        Cost (1)
                                                                      ----------
                  Certificate of deposit, maturing
                     within one year . . . . . . . . . . .              $260,000
                  Floating rate debentures issued by
                     New York State, maturing in one to
                     five years. . . . . . . . . . . . . .               160,000
                  Floating rate debentures issued by
                     New York State, maturing in five to
                     ten years . . . . . . . . . . . . . .               180,000
                  Floating rate debentures issued by
                     New York State, maturity after ten
                     years . . . . . . . . . . . . . . . .               195,000
                  Other. . . . . . . . . . . . . . . . . .                18,000
                                                                        --------
                                                                        $813,000
                                                                        ========

                  (1)  Amortized cost approximates market value.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 2) - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:




                                                         July 31,
                                               ------------------------------
                                                 1995                  1994
                                                ------                ------
Equipment, furniture and
  fixtures..............................    $1,562,000            $1,475,000
Leasehold improvements..................       368,000               362,000
                                             ---------            ----------
                                             1,930,000             1,837,000
Less accumulated depreciation
  and amortization......................     1,485,000             1,325,000
                                             ---------            ----------
               Balance..................    $  445,000            $  512,000
                                             =========            ==========


The net book value of furniture and equipment held under capital leases was $79,000 and $126,000 at July 31, 1995 and July 31, 1994, respectively.
Depreciation expense includes depreciation on assets held under capital leases.


(NOTE 3) - NOTES RECEIVABLE:

         In April 1994, as a result of the sale of assets discussed in Note 7, the Company received promissory notes aggregating $750,000. The Company also received a promissory note for $500,000 for the balance of management fees previously due it. The notes bear interest at 7% and principal payments are due in equal monthly installments over 30 months (for the $500,000 note) and 66 months (for the $750,000 notes), beginning November 1, 1994. The aggregate principal balance of the notes at July 31, 1995 and July 31, 1994 amount to $1,025,000 and $1,250,000, respectively, $336,000 and $252,000 of which is included as current in the balance sheet at July 31, 1995 and July 31, 1994, respectively. The notes are collateralized by all present and future personal property of the payor.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 4) - EXCESS OF COST OVER FAIR VALUE:

         Changes in the excess of cost over fair value of net assets of businesses acquired and discontinued during the three years ended July 31, 1995 are as follows:

                                                                           Year Ended July 31,
                                                        1995                      1994                      1993
                                                        ----                      ----                      ----
Balance - beginning of
  year...........................................        $1,073,000                 $6,868,000               $7,102,000
Consideration for
  acquisition....................................                                        5,000
Write-off due to
  discontinued operations........................                                   (5,671,000)                 (12,000)
Amortization.....................................           (37,000)                  (129,000)                (222,000)
                                                  -----------------        -------------------        -----------------
Balance - end of year............................        $1,036,000                 $1,073,000               $6,868,000
                                                  =================        ===================        =================


(NOTE 5) - OTHER INTANGIBLE ASSETS:

         Other intangible assets are as follows:


                                                                                       July 31,
                                                                            -----------------------------
                                                                               1995                  1994
                                                                               ----                  ----
Covenants not to compete........................................           $485,000              $285,000
Personal files..................................................            478,000               453,000
Other...........................................................              2,000                 2,000
                                                                  -----------------       ---------------

                                                                            965,000               740,000
Less accumulated amortization...................................            623,000               492,000
                                                                  -----------------       ---------------
                                                                           $342,000              $248,000
                                                                  =================       ===============


         Other intangible assets increased during fiscal 1995 and 1994 primarily as a result of the noncompetition agreements described in Note 8. Other intangible assets are being amortized using the straight-line method over a period of 3 to 5 years.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 6) - CAPITAL LEASE OBLIGATIONS:

         At July 31, 1995 approximate future minimum lease payments under capitalized lease obligations were as follows:


Year Ending
   July 31,                                                         Amount
---------------                                                     ------
       1996..................................................        $ 30,000
       1997..................................................          15,000
                                                              ---------------
       Total minimum lease payments..........................          45,000
       Less amounts representing interest....................           4,000
                                                              ---------------
       Present value of future lease payments
         at end of year......................................          41,000
                                                              ---------------
       Less amount due within one year.......................          27,000
                                                              ---------------
       Amounts due after one year............................        $ 14,000
                                                              ===============


(NOTE 7) - DISCONTINUED OPERATIONS:

         [a] The Company's National HMO (New York), Inc. ("HMO") subsidiary provided administrative and nonmedical management services for a medical group and a dental group. In March 1994 the medical group informed the Company that it was terminating the management arrangement between the parties. As a result, in April 1994, the Company sold to the medical provider, the assets related to the management business for notes receivable aggregating $750,000 (see Note 3). The parties mutually agreed not to compete with one another for a period of two years. Subsequently, the Company made a determination to discontinue all of its management operation. The loss on disposal consists primarily of a write-off of goodwill of approximately $5,700,000 net of a federal income tax benefit of approximately $2,550,000.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 7) - DISCONTINUED OPERATIONS:  (continued)

         [a]      (continued)

                  Results from discontinued operations related to HMO are as follows:


                                                                      Year Ended July 31,
                                                                  -------------------------
                                                                     1994            1993
                                                                  -----------    ----------
Net revenue.....................................................  $3,521,000     $5,011,000
                                                                  ==========     ==========
Income from operations
  before taxes..................................................       8,000        806,000
Income tax provision............................................      40,000        467,000
                                                                  ----------     ----------
Income (loss) from
  operations....................................................     (32,000)       339,000
Loss on disposal................................................  (6,174,000)
Income tax benefit..............................................   2,550,000
Deferred income tax
  benefit.......................................................      80,000
                                                                  ----------     ----------
Income (loss) from
  discontinued
  operations.................................................... $(3,576,000)     $ 339,000
                                                                  ==========     ==========

         [b] In May 1992, the Company purchased certain assets and assumed certain liabilities of Hitech Registered Nurses of New Jersey, Inc., ("Hitech") for $250,000. In July 1993, the Company made a determination to discontinue these operations, after concluding that the time and financial commitment needed to turn around Hitech's operations (skilled nursing and home intravenous therapy) would be too great for it to pursue. During the year ended July 31, 1993, in connection with the decision to discontinue the operation, the Company recorded a charge of $514,000 (net of a deferred tax benefit of $319,000), consisting of a provision for estimated loss on disposition of Hitech's assets and a provision for estimated operating losses through the expected time of disposition.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 7) - DISCONTINUED OPERATIONS:  (continued)

         [b]      (continued)

                  Results from discontinued operations related to Hitech are as follows:


                                                    Year Ended July 31,
                                                  ---------------------
                                                1994                 1993
                                                ----                 ----
Net revenue........................                              $3,503,000
                                                                  =========
Income from operations
  before income taxes..............                               $(463,000)
Income tax benefit.................                                 177,000
                                                                  ---------
(Loss) from operations.............                                (286,000)
Provision for loss on
  disposal.........................                                (833,000)
Income tax benefit.................          $423,000
Deferred income tax................          (319,000)              319,000
                                             --------             ---------
Income (loss) from
  discontinued
  operations........................         $104,000             $(800,000)
                                             ========             =========


(NOTE 8) - ACQUISITIONS:

         See Note 1[a] for acquisition subsequent to year end.

         In April and June 1994, the Company, through a newly formed wholly owned subsidiary purchased certain assets of two companies engaged in providing outpatient medical services in Volusia County, Florida for an aggregate purchase price of $147,000.

         In March 1995, the Company purchased certain assets of a company engaged in home health care services for an aggregate purchase price of $250,000.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 8) - ACQUISITIONS:  (continued)

         The purchase price for the above acquisitions were allocated as follows:


                                                     1995               1994
                                                  Acquisition        Acquisition
                                                  -----------        -----------
Furniture and equipment.........................   $  25,000         $ 57,000
Excess of cost over fair value of
  net assets of businesses acquired.............                        5,000
Covenant not to compete.........................     200,000           85,000
Personnel files.................................      25,000
                                                   ---------        ---------
         Total..................................    $250,000         $147,000
                                                   =========        =========

         The above acquisitions have been accounted for utilizing purchase accounting principles. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated statements of operations since the dates of acquisition.

         Had the operations of the company acquired in 1994 been acquired as of August 1, 1992 and had the operations of the company acquired in 1995 been acquired as of August 1, 1993, there would have been no material effect on the consolidated operations of the Company for the years ended July 31, 1995, July 31, 1994 and July 31, 1993.

(NOTE 9) - INCOME TAXES:

         The provision for income taxes for 1995, 1994 and 1993 applicable to continuing operations is summarized as follows:


                                            Year Ended July 31,
                                            --------------------
                              1995                1994                 1993
                             ------              ------                -----
Current:
   Federal.............     $515,000             $688,000            $673,000
   State...............      491,000              409,000             412,000
                          ----------           ----------          ----------
                           1,006,000            1,097,000           1,085,000

Deferred...............      120,000              (20,000)            (14,000)
                          ----------           ----------          ----------
          Total........   $1,126,000           $1,077,000          $1,071,000
                          ==========           ==========         ===========


         Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expenses (benefit) are as follows:


                                     Year Ended July 31,
                                     --------------------
                              1995           1994            1993
                            ------          ------          ------
State tax.............     $120,000       $(20,000)
Depreciation..........                                     $(14,000)
                           --------       --------          --------
                           $120,000       $(20,000)        $(14,000)
                           ========       =========         ========


         The deferred tax assets as of July 31, 1995, are as follows:


                                     Assets
Accrued liability and reserves.............................  $80,000
State net operating loss carryforwards.....................  348,000
                                                             -------
                                                             428,000
Valuation allowance........................................ (348,000)
                                                             -------
                                                             $80,000
                                                             =======


         Two subsidiaries of the Company have incurred losses which can be used to offset their state taxable income through 2010. Total net operating losses applicable to New York State and Florida amount to approximately $7,700,000 and $3,700,000, respectively.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - Income Taxes:  (continued)

         The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 1995 is as follows:

                                         Year Ended July 31,
                                        --------------------
                                        1995    1994    1993
                                        ----    ----    ----
Statutory rate......................     34%     34%     34%
State and local taxes (net of
federal tax effect).................     12      12      11
Federal tax credit..................     (5)
Other...............................      3       1
                                        ---     ---     ---
Effective rate......................     44%     47%     45%
                                        ===     ===     ===

         In 1995, the Company and the New York State Department of Taxation and Finance entered into a Stipulation of Discontinuance regarding all open taxable years for which the Company previously had been assessed. In consideration for a payment of approximately $333,000, this matter was settled. The Company previously established a provision to cover the payment and interest.

         The Internal Revenue Service is currently conducting an examination of federal tax returns for the years ended July 31, 1991 through July 31, 1994. The Company received a refund of approximately $2,100,000 as a result of net operating loss carryback claims made in fiscal year ended July 31, 1994 and the years affected by the claims are now being examined. No assessment has been made to date.

(NOTE 10) - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:

         Most of the Company's business is with customers and governmental agencies who are in the health care industry.

         The Company provides temporary health care personnel to in-home patients in the New York City metropolitan area and outpatient services in Florida. Credit losses relating to customers historically have been minimal and within management's expectations.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 10) - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:
         (continued)

         At July 31, 1995, the Company maintained approximately 58% of its cash and cash equivalents with one financial institution.

         Under certain third party contracts the Company received revenues approximating, $3,125,000, $3,427,000 and $3,762,000 for the years ended July 31, 1995, 1994 and 1993, respectively, from a governmental agency and, $9,933,000, $7,842,000 and $6,188,000 for the years ended July 31, 1995, 1994 and 1993, respectively, from a private company. At July 31, 1995 the Company had an outstanding receivable from the private company of $2,473,000.


(NOTE 11) - STOCK OPTION PLAN:

         In 1992, the stockholders approved the 1992 Stock Option Plan (the "1992 Plan") designed to provide an incentive to key employees (including directors and officers who are key employees) and to Directors who are not employees of the Company. The 1992 Plan authorizes the granting of both incentive and nonqualified stock options to purchase up to 500,000 shares of the Company's common stock.

         The 1992 Plan is administered by the Compensation Committee which has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding ten years), the exercise price and the exercise period. The exercise price shall generally not be less than the fair market value on the date of grant. No option may be granted under the 1992 Plan after August 16, 2002.

         During 1995, 283,502 options previously granted under another stock option plan were cancelled upon termination of that plan and replaced with 283,502 options granted under the 1992 Plan.

         At July 31, 1995, 497,000 shares of the Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 11) - STOCK OPTION PLAN:  (continued)

         Listed below is a summary of stock option activity for the three years ended July 31, 1995.


                                     Number of Shares
                                     ----------------               Exercise
                             1995          1994         1993          Price
                            ------        ------       ------      ------------
Outstanding -
  beginning of
  period..............     300,502       313,502      196,000     $2.63 - $4.75
Options granted.......     286,502                    120,002      2.63 -  4.15
Options exercised.....      (3,000)                                   2.63
Options forfeited.....    (288,502)      (13,000)      (2,500)     2.63 -  4.75
                          --------      --------      -------
Options outstanding...     295,502       300,502      313,502      2.63 -  4.75
                          ========      ========      =======
Options exercisable...     295,502       300,502      262,627
                          ========      ========      =======


(NOTE 12) - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

         [a] The Company has an Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 10% of their salary into the plan, limited to the maximum amount allowable under federal tax regulations. The Company will match employee contributions invested in Company common stock up to 5% of the employee's salary and may also make additional contributions at its discretion. In addition to investing in Company stock, an employee may invest in several mutual funds. The Company's contribution for each of the years ended July 31, 1995, July 31, 1994 and July 31, 1993 was $59,000, $74,000 and $99,000,
respectively.

         [b] The Company and its subsidiaries have employment agreements with five officers which provide for aggregate annual salaries of $681,000. The employment agreements expire through April 1998. One of the agreements provides for additional compensation of up to $150,000 based on 5% of pre-tax income, as defined, in excess of $3,000,000.

         [c] The Company rents various medical and office facilities through 1999 under the terms of several lease agreements which include escalation clauses.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 12) - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:
         (continued)

                  At July 31, 1995, minimum annual rental commitments under noncancellable operating leases are as follows:

                        Year Ending
                         July 31,
                        -----------
                           1996. . . . . . . . . $585,000
                           1997. . . . . . . . .  176,000
                           1998. . . . . . . . .   99,000
                           1999. . . . . . . . .   26,000
                                                  -------
                           T o t a l . . . . . . $886,000
                                                  =======

                  Rent expense (including discontinued operations) for the years ended July 31, 1995, 1994 and 1993 was approximately $584,000, $859,000 and
$1,066,000, respectively.

                  One lease is with a company controlled by the Company's Chief Executive Officer. Rent expense under such lease approximates $108,000 per year.

         [d] The Company has a line of credit with its bank totalling $2,000,000 available until November 30, 1995. Advances against the line are to be collateralized by the assets of the Company. At July 31, 1995 the Company has no outstanding balance under the line of credit.

         [e] The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, all such claims are without merit or involve amounts which would not have a significant adverse effect on the financial position of the Company.

                       [RICHARD A. EISNER & COMPANY, LLP]

                                  [Letterhead]


                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE



Board of Directors and Stockholders
National Home Health Care Corp.
New York, New York


                  The audits referred to in our report dated October 6, 1995 on the consolidated financial statements of National Home Health Care Corp. and subsidiaries, which appears in Part II, includes Schedule II for each of the years in the three-year period ended July 31, 1995. In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.





/s/Richard A. Eisner & Company, LLP

New York, New York
October 6, 1995



                                                                   SCHEDULE II

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JULY 31, 1995, JULY 31, 1994 AND JULY 31, 1993


-----------------------------------------------------------------------------------------------------------------
     Column A                  Column B                   Column C                  Column D           Column E
-----------------------------------------------------------------------------------------------------------------
                                                         Additions
                                             -----------------------------
                               Balance          (1)                (2)
                                             -----------------------------
                                 at                             Charged to                              Balance
                              beginning      Charged to            other                                  at
                                 of          costs and           accounts-         Deductions -         end of
   Description                 period        expenses            describe           describe            period
-----------------------------------------------------------------------------------------------------------------
Year ended July 31, 1995:
   Reserve and allowance
   deducted from asset
   account and allowance
   for uncollectible
   accounts . . . . . .       $84,000        $173,000                             $(158,000)  (1)      $99,000
                             ========        ========                             ==========          ========

Year ended July 31, 1994:
   Reverse and allowance
   deducted from asset
   account and allowance
   for uncollectible
   accounts . . . . . .       $54,000        $141,000                             $(111,000)  (1)      $84,000
                             ========        ========                             ==========          ========

Year ended July 31, 1993:
   Reserve and allowance
   deducted from asset
   account and allowance
   for uncollectible
   accounts . . . . . .       $74,000         $76,000                               $(96,000) (1)      $54,000
                             ========        ========                             ==========          ========


(1)  Represents actual write-offs.

                 See accompanying notes to financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NATIONAL HOME HEALTH CARE CORP.


                                       By:/S/ ROBERT P. HELLER
                                          --------------------
                                        Robert P. Heller
                                        Vice President of Finance and
                                        Chief Financial Officer
Dated: November 22, 1995

                                                   Commission File No. 0-12927







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                         FISCAL YEAR ENDED JULY 31,1995

                         NATIONAL HOME HEALTH CARE CORP.

Exhibit                                                                    Page
Number    Exhibit to this Report             Method of Filing              No.
------    ----------------------             ----------------              ----

3.1       Certificate  of  Incorporation     Incorporated  by reference to
          of the Registrant                  Exhibit 3(a) to Registration
                                             Statement on Form S-1
                                             (No. 2-86643) filed September
                                             20, 1983 (the "1983
                                             Registration Statement").


3.2       Certificate  of Amendment to       Incorporated  by reference
          Certificate  of  Incorporation     to Exhibit 3.2 to the
          of the  Registrant                 Registrant's  Annual Report
                                             on Form 10-K for the year
                                             ended July 31, 1992 (the
                                             "1992 Form 10-K").

3.3       By-Laws of the Registrant          Incorporated by reference to
                                             Exhibit 4(a) to the 1983
                                             Registration Statement.

4.1       Specimen Stock Certificate         Incorporated by reference to
                                             Exhibit 4(a) to the 1983
                                             Registration Statement.

10.1      1992 Stock Option Plan of          Incorporated  by reference to
          the  Registrant   Exhibit          Annual Report on Form 10-K for
                                             the year ended July 31,
                                             1993 (the "1993 Form 10-K).

10.2      Incentive Stock Option Plan of     Incorporated by reference
          the Registrant                     to Exhibit 10(b) to the 1983
                                             Registration Statement.

Exhibit                                                                    Page
Number    Exhibit to this Report             Method of Filing              No.
------    ----------------------             ----------------              ----

10.3      Agreement between Allen            Incorporated by reference to
          Health Care and VNS Home           Exhibit 10.3 to the  Registrant's
          Care dated January 1, 1994         Annual Report on Form 10-K
                                             for the year ended July 31,
                                             1994 (the "1994 Form 10-K").

10.4      Agreement  between Boro            Incorporated  by reference to
          Medical Corp. and Brevard          Exhibit 10.25 to the Report
          Medical Center dated               on Form 10-K for the
          September 11, 1991                 year ended July 31, 1991
                                             (the "1991 Form 10-K").

10.5      Employment Agreement between       Incorporated by reference
          the Registrant and Steven          to Exhibit 10.7 to the
          Fialkow dated August 1993          1993 Form 10-K.

10.6      Employment Agreement between       Incorporated by reference
          the Registrant and Richard         to Exhibit 10.8 to the
          Garofalo dated August 1993         1993 Form 10-K.

10.7      Employment Agreement between       Incorporated by reference
          the Registrant and Gerald          to Exhibit 10.9 to the
          Kline dated August 1993            1993 Form 10-K

10.8      Employment Agreement between       Incorporated by reference
          the Registrant and Thomas          to Exhibit 10.10 to the
          Smith dated August 1993            1993 Form 10-K.

10.9      Employment Agreement between       Incorporated by reference
          the Registrant and Robert          to Exhibit 10.9 to the
          Heller dated August 1994           1994 Form 10-K.

10.10     Agreement  between  Division       Incorporated by
          of Social Services of County       reference to Exhibit 10.35
          of Suffolk and Health              to the 1991 Form 10-K.
          Acquisition  Corp.  d/b/a
          A Round The Clock Temporary
          Services

Exhibit                                                                    Page
Number    Exhibit to this Report             Method of Filing              No.
------    ----------------------             ----------------              ----

10.11     Agreement between Nassau           Incorporated by reference
          County Department of Social        to Exhibit 10.9 to the
          Services and Allen Health Care     1992 Form 10-K.

10.12     Agreement between Catholic         Incorporated  by  reference
          Medical Center of Brooklyn         to Exhibit  10.14 to the
          and Queens, Inc. on behalf of      1994 Form10-K.
          Mary Immaculate Hospital
          Home Health Agency and
          Allen Health Care, dated
          January 1, 1994

10.13     Letter Agreement dated March 15,   Filed herewith.
          1995 providing  secured line of
          credit from The Bank of New York

10.14     Letter  dated June 1, 1992         Incorporated by reference
          from Public  Health  Council       to Exhibit 10.13 to the
          of the State of New York           1992 Form 10-K.
          Department  of  Health to Health
          Acquisition  Corp.  d/b/a
          Allen  Health  Care

10.15     Employment Agreement between the   Incorporated by reference
          Registrant and Frederick H.        to Exhibit 10.20 to the
          Fialkow dated April 30, 1993;      1993 Form 10-K.
          First Amendment to Employment
          Agreement dated August 1, 1993

10.16     Letter from Joint Commission       Incorporated by reference
          on Accreditation of Healthcare     to Exhibit 10.24 to the
          Organizations awarding             1993 Form 10-K.
          accreditation to Allen Health
          Care, dated September 20, 1993

Exhibit                                                                    Page
Number    Exhibit to this Report             Method of Filing              No.
------    ----------------------             ----------------              ----
10.17     1993 401(k) Plan of the            Incorporated by reference
          Registrant                         to Exhibit 10.25 to the
                                             1993 Form 10-K.

10.18     Letter Agreement between           Incorporated by reference
          National HMO (New York),           to Exhibit 10.26 to the
          Inc. and Boro Medical, P.C.        1993 Form 10-K.
          dated November 12, 1993

10.19     Asset Purchase Agreement           Incorporated by reference
          among National HMO (New            to Exhibit 10.24 to the
          York), Inc., National HMO          1994 Form 10-K.
          Corp. of Elizabeth, Inc., Boro
          Medical, P.C. and Boro Health
          Care of Union, P.C. dated
          April 30, 1994

10.20     Asset Purchase Agreement           Incorporated by reference
          between First Health, Inc. and     to Exhibit 10.25 to the
          Healthmart P.A. and Cesar N.       1994 Form 10-K.
          Abiera, Jr., M.D. dated April
          29, 1994

10.21     Asset Purchase Agreement           Incorporated by reference
          between First Health, Inc. and     to Exhibit 10.26 to the
          Atlantic Medical Associates,       1994 Form 10-K.
          P.A. and Ernest Cook, Jr.,
          M.D. dated June 1, 1994

10.22     Agreement for the Purchase of      Incorporated by reference
          the Stock of Nurse Care, Inc.      to Exhibit 10.1 to the
          and Related Transaction.           Registrant's Current Report
                                             on Form 8-K dated August 4,
                                             1995.

10.23     Employment Agreement between       Incorporated by reference
          New England and Arleen O'Connell   to Exhibit 10.2 to the
          dated as of August 11, 1995.       Registrant's Current Report
                                             on Form 8-K dated August 4,
                                             1995.

Exhibit                                                                    Page
Number    Exhibit to this Report             Method of Filing              No.
------    ----------------------             ----------------              ----

10.24     Form of Employment Agreement       Filed herewith.
          between Brevard Medical Center,
          Inc. and Warren D. Stowell
          dated as of November 1, 1995.

21.1      List of Subsidiaries               Filed herewith.

23.1      Consent of Richard A. Eisner       Filed herewith.
          & Co.