Form 10-Q
period 1995-10-31
NATIONAL HOME HEALTH CARE CORP
filed 1995-12-14
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ________________  to ______________


                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as Specified in Its Charter)

        Delaware                                         22-2981141
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale, New York 10583
             (Address of Principal Executive Offices with Zip Code)

         Registrant's Telephone Number Including Area Code: 914-722-9000

              ____________________________________________________
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes     No
          ---    ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December _____, 1995 was 4,718,075.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1995



PART I.        FINANCIAL INFORMATION                                       Page

Item 1.        Financial Statements

               Consolidated Balance Sheets as of October 31, 1995
                    and July 31, 1995 (Unaudited)                           3-4


               Consolidated  Statements of Operations for the three
                    months ended October 31, 1995 and October 31,
                    1994 Unaudited)                                           5

               Consolidated  Statements of Cash Flows for the three
                    months ended October 31, 1995 and October 31,
                    1994 (Unaudited)                                          6

               Notes to Consolidated Financial Statements                     7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-9


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                                   11



                   NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                                                  October 31, 1995                 July 31, 1995
                                                                                  ----------------                 -------------
ASSETS

Current assets:
      Cash and cash equivalents                                                         $7,764,000                     $9,237,000
      Investments                                                                          813,000                        813,000
      Accounts receivable -
           less allowance for doubtful accounts of
           $411,000 at October 31, 1995 and $99,000
           at July 31, 1995                                                              8,542,000                      5,338,000
      Notes receivable                                                                     345,000                        349,000
      Income taxes receivable                                                                                              72,000
      Prepaid expenses and other assets                                                    394,000                        354,000
      Deferred taxes                                                                       190,000                         80,000
                                                                                       -----------                    -----------
           Total current assets                                                         18,048,000                     16,243,000


Furniture, equipment and leasehold
      improvements, net                                                                    473,000                        445,000
Notes receivable - noncurrent                                                              605,000                        690,000
Excess of cost over fair value of net
      assets of businesses acquired, net                                                 2,872,000                      1,036,000
Other intangible assets, net                                                               301,000                        342,000
Deposits and other assets                                                                  121,000                        109,000
                                                                                       -----------                    -----------

               TOTAL                                                                   $22,420,000                    $18,865,000
                                                                                       ===========                    ===========


(Continued)







                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                                                   October 31, 1995                 July 31, 1995
                                                                                   ----------------                 -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
       Accounts payable and accrued expenses                                            $1,470,000                      $ 910,000
       Income taxes payable                                                                180,000
       Capital lease obligations-current                                                    33,000                         27,000
       Estimated third-party payor settlements                                           2,370,000
                                                                                         ---------

               Total current liabilities                                                 4,053,000                        937,000

Capital lease obligations-noncurrent                                                         1,000                         14,000
                                                                                       -----------                    -----------

               Total liabilities                                                         4,054,000                        951,000
                                                                                         ---------                     ----------

Stockholders' equity:
       Common stock, $.001 par value; authorized
               20,000,000 shares, issued 5,673,075 shares                                    6,000                          6,000
       Additional paid-in capital                                                       15,552,000                     15,552,000
       Retained earnings                                                                 3,759,000                      3,307,000
                                                                                       -----------                    -----------
                                                                                        19,317,000                     18,865,000

      Less treasury stock (891,000 shares) at cost                                        (951,000)                      (951,000)
                                                                                         ----------                     ----------

               Total stockholders' equity                                               18,366,000                     17,914,000
                                                                                        ----------                     ----------

                          TOTAL                                                        $22,420,000                    $18,865,000
                                                                                        ==========                    ===========



See accompanying notes to consolidated financial statements.



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                               For the three months ended
                                                                                                       October 31,
                                                                                           ---------------------------------
                                                                                           1995                         1994
                                                                                           ----                         ----
Net patient fee income                                                                    $10,074,000                  $5,730,000
                                                                                           ----------                   ---------

Operating expenses:
      Personnel costs                                                                       8,040,000                   4,427,000
      General and administrative                                                            1,199,000                     848,000
      Amortization of intangibles                                                              73,000                      36,000
                                                                                          -----------                 -----------
               Total operating expenses                                                     9,312,000                   5,311,000
                                                                                           ----------                   ---------

Income from operations                                                                        762,000                     419,000

Other income:
      Interest income                                                                         104,000                      76,000
                                                                                           ----------                  ----------

Income before taxes                                                                           866,000                     495,000

Provision for income taxes                                                                    414,000                     230,000
                                                                                           ----------                   ---------

NET INCOME                                                                                 $  452,000                  $  265,000
                                                                                            =========                   =========

Net income per share of common stock:                                                           $0.10                       $0.06
                                                                                                =====                       =====


Weighted average shares outstanding                                                         4,718,075                   4,779,075




See accompanying notes to consolidated financial statements.



                                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     UNAUDITED

                                                                                      For the three months ended
                                                                                             October 31,
                                                                                   ---------------------------------
                                                                                   1995                         1994
                                                                                   ----                         ----
Cash flows from operating activities:
           Net income from continuing operations                                 $452,000                    $265,000
           Adjustments to reconcile net income to net
           cash provided by operating activities:
                   Depreciation and amortization                                  124,000                      75,000
                   Changes in operating assets and liabilities:
                        (Increase) decrease in accounts receivable               (276,000)                     33,000
                        Decrease in income taxes receivable                       351,000                     151,000
                        (Increase) in prepaid expenses and other
                           assets                                                 (38,000)                    (23,000)
                        (Decrease) in accounts payable and
                             accrued expenses                                    (238,000)                     (6,000)
                        Increase in income taxes payable                          180,000
                        Increase in estimated third party payor
                           settlements                                            498,000
                                                                                ---------                     --------
                              Net cash provided by operating activities         1,053,000                     495,000
                                                                                ---------                     --------

Cash flows from investing activities:
              Purchase of property, plant and equipment                           (13,000)                    (34,000)
              Purchase of investments                                                                         (12,000)
              Purchase of Nurse Care, Inc., net of cash acquired               (2,595,000)
                                                                                ---------                     --------
                             Net cash (used in) investing activities           (2,608,000)                    (46,000)
                                                                                ---------                     --------

Cash flows from financing activities:
              Decrease in notes receivable                                         89,000                       5,000
              Principal payments under capital lease obligations                   (7,000)                     (7,000)
                                                                                ---------                     --------
                        Net cash provided by (used in) financing
                             activities                                            82,000                      (2,000)
                                                                                ---------                     --------

NET (DECREASE) INCREASE IN CASH AND
              CASH EQUIVALENTS                                                 (1,473,000)                    447,000

Cash and cash equivalents-beginning of period                                   9,327,000                   5,017,000
                                                                                ---------                     --------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                        $7,764,000                  $5,464,000
                                                                               ==========                  ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
              Taxes                                                              $298,000                    $ 80,000
              Interest                                                              5,000                       2,000

See accompanying notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

NOTE 2 - ACQUISITION


           On August 4, 1995, the Company acquired all of the outstanding common shares of Nurse Care, Inc., the parent company of New England Home Care, Inc. ("New England Home Care"). New England Home Care is a licensed Medicare certified home health care agency providing services in Fairfield and New Haven counties in the State of Connecticut. The purchase price of $3,150,000 was generated from internal funds. The acquisition was accounted for as a purchase and the excess of purchase price over the fair value of the assets acquired, $1,869,000, was allocated to goodwill and is being amortized over a twenty year period.

           The  following   unaudited  pro  forma   consolidated   statement  of
operations information gives effect to the acquisition described above as though it had occurred on August 1, 1994, after giving effect to certain adjustments.


                                                   Unaudited
                                               October 31, 1994
                                               ----------------
Patient fee income                                  $ 9,728,000
Operating expenses                                    9,152,000
                                                   ------------

Income from operations                              $   576,000
                                                   ============

Net income                                          $   317,000
                                                   ============

Net income per share                                $       .07
                                                   ============


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

           For the three months ended October 31, 1995, total revenues were $10,074,000 as compared to $5,730,000 for the three months ended October 31, 1994, which represents an increase of 76%. Approximately $3,692,000 or 85% of this increase is attributable to the acquisition of New England Home Care. In addition, revenues from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $637,000 or 14% from the corresponding period of 1994. This increase primarily was the result of additional volume from existing contracts with certified home health care agencies and other long-term provider programs. In addition, approximately $225,000 of this increase is attributable to the expansion of services by Health Acquisition Corp., in April 1995, to include home care pediatric skilled nursing services for medically fragile children and their families.

           Total operating expenses as a percentage of total revenues were 92% for the three months ended October 31, 1995 as compared to 93% for the corresponding period of 1994. Personnel costs increased to 80% of total revenues in the recent fiscal quarter as compared to 77% from the corresponding quarter of 1994. This result is primarily attributable to the acquisition of New England Home Care, Inc., which is more labor intensive than the operations of Health Acquisition Corp., as it is a Medicare Certified home health agency. General and administrative expenses, excluding those relating to New England Home Care, decreased $120,000 from the corresponding period of 1994. This decrease is primarily due to certain non-recurring professional fees incurred in the quarter ended October 31, 1994. Amortization of intangibles increased $37,000 to $73,000 for the current quarter ended October 31, 1995 as a result of the recognition of goodwill in connection with the acquisition of New England Home Care.

           Interest income for the current three month period increased $28,000 or 37% to $118,000 from $76,000 in the corresponding period of 1994 due to increased investments of cash from operations and interest earned on the federal income tax refund in the current three month period.

           The rate of inflation had no material effect on operations for the three months ended October 31, 1995.

FINANCIAL CONDITION AND CAPITAL RESOURCES

           The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. The Company also has available a $2,000,000 secured offering line of credit with the Bank of New York. In addition, New England Home Care, Inc., a wholly-owned subsidiary of the Company has a secured advised line of credit with the Bank of New York, the maximum amount of which shall not exceed the
lesser  of  eligible  accounts  receivable   or   $2,000,000.    Both
facilities are at the alternate base commercial lending rate of the bank. As of October 31, 1995, there were no outstanding balances under either line of credit.

           The Company has agreed in principle that a subsidiary comprised of substantially all of its Florida operations, consisting of the operations of Brevard Medical Center, Inc., and First Health, Inc., will conduct an underwritten initial public offering of 1,200,000 shares of common stock at a proposed price of $5.00 per share. Upon completion of the offering, the public would own approximately 50%, and the Company would retain approximately 36%, of the outstanding common stock of the issuer on a fully-diluted basis. The planning for the proposed offering is in initial stages and there can be no assurance that the offering will be consummated as currently contemplated, if at all. The offering would be made only by means of a prospectus.

PART II.  OTHER INFORMATION


Item 6.        Exhibits and reports on Form 8-K

               (a)   Exhibits:

                     10.1 Letter Agreement dated October 30, 1995 providing Secured Advised Line of Credit from Bank of New York for New England Home Care, Inc.

               (b)   Reports on Form 8-K:

               During the quarter ended October 31, 1995, the Company filed one Report on Form 8-K, dated August 4, 1995, regarding the acquisition of Nurse Care, Inc., the parent company of New England Home Care, Inc. (Item 2).

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         National Home Health Care Corp.



Date:  December 13, 1995                 /s/ ROBERT P. HELLER
                                         --------------------
                                         Robert P. Heller
                                         Vice President of Finance,
                                         Chief Financial
                                         and Accounting Officer




                                       -11