Form 10-Q
period 1996-01-31
NATIONAL HOME HEALTH CARE CORP
filed 1996-03-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________


                         Commission file number 0-12927
                                                -------

                         NATIONAL HOME HEALTH CARE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

         Delaware                                            22-2981141
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale, New York 10583
       ------------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

         Registrant's Telephone Number Including Area Code: 914-722-9000
                                                            ------------

       -----------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 15, 1996 was 4,744,907.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1996



PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial Statements


          Consolidated Balance Sheets as of January 31, 1996
          and July 31, 1995 (unaudited)                                     3-4

          Consolidated Statements of Operations  for the three
          months ended January 31, 1996 and January 31, 1995
          and six months ended January 31, 1996 and January 31,
          1995 (unaudited)                                                    5

          Consolidated Statements of Cash Flows for the six
          months ended January 31, 1996 and January 31, 1995
          (unaudited)                                                         6

          Notes to Consolidated Financial Statements                        7-8

Item 2.   Management's Discussion and Analysis of Financial                9-11
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

                   NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED



                                                      January 31, 1996        July 31, 1995
                                                      ----------------      ----------------
ASSETS

Current assets:
    Cash and cash equivalents                            $ 6,735,000          $ 9,237,000
    Investments                                              553,000              813,000
    Accounts receivable -
         less allowance for doubtful accounts
         of $430,000  at January 31, 1996
         and $99,000 at July 31, 1995                      8,413,000            5,338,000
    Notes receivable                                         339,000              349,000
    Income taxes receivable                                   64,000               72,000
    Prepaid expenses and other assets                        471,000              354,000
    Deferred taxes                                           190,000               80,000
                                                       -------------        -------------
              Total current assets                        16,765,000           16,243,000

    Furniture, equipment and leasehold
         improvements, net                                   463,000              445,000
    Notes receivable - noncurrent                            521,000              690,000
    Excess of cost over fair value of net
         assets of businesses acquired, net                2,840,000            1,036,000
    Other intangible assets, net                             261,000              342,000
    Deposits and other assets                                121,000              109,000
                                                       -------------        -------------

              TOTAL                                      $20,971,000          $18,865,000
                                                       =============        =============

(Continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                      January 31, 1996        July 31, 1995
                                                      ----------------      ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
       Accounts payable and accrued expenses             $ 1,191,000            $ 910,000
       Estimated third-party payor settlements               901,000                - - -
       Capital lease obligations-current                      27,000               27,000
                                                       -------------        -------------

               Total current liabilities                   2,119,000              937,000

Capital lease obligations-noncurrent                           - - -               14,000
                                                       -------------        -------------

               Total liabilities                           2,119,000              951,000

Stockholders' equity:
       Common stock, $.001 par value; authorized
          20,000,000 shares, issued 5,678,673 shares
          and 5,673,075 shares                                 6,000                6,000
       Additional paid-in capital                         15,567,000           15,552,000
       Retained earnings                                   4,230,000            3,307,000
                                                       -------------        -------------
                                                          19,803,000           18,865,000

       Less treasury stock (955,000 shares) at cost         (951,000)            (951,000)
                                                       -------------        -------------

               Total stockholders' equity                 18,852,000           17,914,000
                                                       -------------        -------------

                          TOTAL                         $ 20,971,000         $ 18,865,000
                                                       =============        =============



           See accompanying notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                        For the three months ended         For the six months ended
                                                January 31,                      January 31,
                                    ------------------------------    ------------------------------
                                         1996             1995             1996             1995
                                    -------------    -------------    -------------    -------------

Patient service revenues             $  9,965,000     $  6,044,000     $ 20,039,000     $ 11,774,000
                                    -------------    -------------    -------------    -------------
Operating expenses:
 Cost of revenues                       6,162,000        3,684,000       12,709,000        7,219,000
 General and administrative             2,963,000        1,803,000        5,655,000        3,543,000
 Amortization                              73,000           36,000          146,000           72,000
                                    -------------    -------------    -------------    -------------
   Total operating expenses             9,198,000        5,523,000       18,510,000       10,834,000
                                    -------------    -------------    -------------    -------------
Income from operations                    767,000          521,000        1,529,000          940,000
Interest income                            99,000           89,000          203,000          165,000
                                    -------------    -------------    -------------    -------------
Income before taxes                       866,000          610,000        1,732,000        1,105,000
Provision for income taxes                395,000          275,000          809,000          505,000
                                    -------------    -------------    -------------    -------------
NET INCOME                               $471,000         $335,000         $923,000         $600,000
                                    =============    =============    =============    =============
Net income per share of
 common stock                               $0.10            $0.07            $0.20            $0.13
                                    =============    =============    =============    =============
Weighted average shares
 outstanding                            4,719,109        4,779,075        4,718,592        4,779,075





           See accompanying notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                               For the six months ended January 31,
                                                               ------------------------------------
                                                                    1996                   1995
                                                               ------------           -------------
Cash flows from operating activities:
   Net income                                                 $   923,000            $   600,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                  247,000                151,000
          Provision for state income tax settlement                 - - -                 33,000
          Deferred tax                                              - - -                120,000
   Changes in operating assets and liabilities:
   (Increase) in accounts receivable                             (147,000)              (270,000)
   Decrease in income taxes receivable                            287,000                108,000
   (Increase) in prepaid expenses and other                      (115,000)               (18,000)
         assets
   (Decrease) in accounts payable and
    accrued expenses                                             (517,000)               (27,000)
   (Decrease) in estimated third party
    payor settlements                                            (971,000)                 - - -
                                                              -----------            -----------
       Net cash (used in ) provided by operating
                       activities                                (293,000)               697,000
                                                              -----------            -----------

Cash flows from investing activities:
   Purchase of property, plant and equipment                      (54,000)               (51,000)
   Proceeds (purchase) of investments                             260,000             (2,239,000)
   Purchase of Nurse Care, Inc., net of cash acquired          (2,595,000)                 - - -
                                                              -----------            -----------
Net cash (used in) investing activities                        (2,389,000)            (2,290,000)
                                                              -----------            -----------

Cash flows from financing activities:
   Decrease in notes receivable                                   179,000                 66,000
   Principal payments under capital lease obligations             (14,000)               (16,000)
   Proceeds from exercise of stock options                         15,000                  - - -
                                                              -----------            -----------
               Net cash provided by financing activities          180,000                 50,000
                                                              -----------            -----------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (2,502,000)            (1,543,000)
Cash and cash equivalents-beginning of period                   9,237,000              5,017,000
                                                              -----------            -----------
CASH AND CASH EQUIVALENTS-END OF
   PERIOD                                                      $6,735,000             $3,474,000
                                                              ===========            ===========
Supplemental  disclosures of cash flow information:
Cash paid during the period
for:
   Taxes                                                         $985,000               $277,000
   Interest                                                        11,000                  6,000



           See accompanying notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.


NOTE 2 - ACQUISITION

     On August 4, 1995, the Company acquired all of the outstanding common shares of Nurse Care, Inc., the parent company of New England Home Care, Inc. ("New England"). New England is a licensed Medicare certified home health care agency providing services in Fairfield and New Haven counties in the State of Connecticut. The purchase price of $3,150,000 was generated from internal funds. The acquisition was accounted for as a purchase and the excess of purchase price over the fair value of the assets acquired, $1,869,000, was allocated to goodwill and is being amortized over a twenty year period.

     The following unaudited pro forma consolidated statement of operations information gives effect to the acquisition described above as though it had occurred on August 1, 1994, after giving effect to certain adjustments.

                                     Unaudited            Unaudited
                                Three months ended     Six months ended
                                 January 31, 1995      January 31, 1995
                                 ----------------      ----------------

Patient service revenue             $  10,042,000         $  19,770,000
Operating expenses                      9,364,000            18,516,000
                                    -------------         -------------

Income from operations              $     678,000          $  1,254,000

Net income                          $     387,000          $    703,000
                                    =============         =============

Net income per share                $         .08          $        .15
                                    =============         =============

NOTE 3 - RECLASSIFICATION

     Certain  amounts  in  the  January  31,  1995  consolidated  statements  of
operations   have  been   reclassified  to  conform  to  the  January  31,  1996
consolidated statements of operations.

NOTE 4 - INCOME TAXES

     The Internal Revenue Service is currently conducting an examination of federal tax returns for the years ended July 31, 1991 through July 31, 1994. The Company received a refund of approximately $2,100,000 during the fiscal year ended July 31, 1995 as a result of net operating loss carryback claims made in fiscal year ended July 31, 1994 and the years affected by the claims are now being examined. No assessment has been made to date.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
----------------------------------------------

     For the three months ended January 31, 1996, revenues increased by $3,921,000, or 65%, from $6,044,000 for the three months ended January 31, 1995 to $9,965,000 for the three months ended January 31, 1996. Approximately $3,430,000 or 87% of this increase is attributable to the acquisition of New England. In addition, revenues from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $510,000 or 11% from the corresponding period of 1995. This increase was the result of additional volume from existing contracts with certified home health care agencies and other long-term provider programs, as well as the expansion of services to include home care pediatric skilled nursing services for medically fragile children and their families.

     Cost of revenues as a percentage of revenue increased from 61% for the three months ended January 31, 1995 to 62% for the three months ended January 31, 1996. This increase is primarily attributable to the acquisition of New England, which has higher cost of revenues as a result of its revenue generated from Medicare patients being limited to cost reimbursement principles.

     General and administrative expenses as a percentage of revenue was 30% for both the three months ended January 31, 1996 and the three months ended January 31, 1995. General and administrative expenses excluding those relating to New England increased $93,000 or 5% from the three months ended January 31, 1995. This increase is attributable to certain non-recurring expenses incurred in the quarter ended January 31, 1996.

     Amortization increased from $37,000 to $73,000 for the three months ended January 31, 1996 as a result of the goodwill associated with the acquisition of New England.

     As a result of the foregoing, net income for the three months ended January 31, 1996 was $471,000 as compared to a net income of $335,000 for the three months ended January 31, 1995.

     For the six months ended January 31, 1996, revenues increased by $8,265,000, or 70% from $11,774,000 for the six months ended January 31, 1995 to $20,039,000 for the six months ended January 31, 1996. Approximately $7,122,000 or 86% of this increase is attributable to the acquisition of New England. Revenues from Health Acquisition Corp. increased $1,146,000 or 11% from the six months ended January 31, 1995. This increase is explained in the above three month discussion.

     Cost of revenues as a percentage of revenue increased from 61% for the six months ended January 31, 1995 to 63% for the six months ended January 31, 1996. This increase is primarily attributable to the acquisition of New England, which has higher cost of revenues as a result of its revenue generated from Medicare patients being limited to cost reimbursement principles.

     General and administrative expenses as a percentage of revenue decreased from 30% of revenue for the six months ended January 31, 1995 to 28% for the six months ended January 31, 1996. General and administrative
excluding   those   related   to    New     England   decreased   $13,000   from
the corresponding period of 1995. New England's general and administrative expenses as a percentage of revenue for the six months ended January 31, 1996 was 29%.

     Amortization intangibles increased from $72,000 to $146,000 for the six months ended January 31, 1996 as a result of the goodwill associated with the acquisition of New England.

     As a result of the foregoing, net income for the six months ended January 31, 1996 was $923,000 as compared to a net income of $600,000 for the six months ended January 31, 1995.

     The rate of inflation had no material effect on operations for the six months ended January 31, 1996.


Financial Condition and Capital Resources
-----------------------------------------

     Current assets and current liabilities increased to $16,765,000 and $2,119,000, respectively, at January 31, 1996 representing an increase of $522,000 and $1,182,000, respectively, over July 31, 1995. The current ratio decreased to 7.91x at January 31, 1996 from 17.34x at July 31, 1995. This decrease is primarily attributable to the acquisition of New England.

     The Company used net cash in operating activities of $293,000 for the six months ended January 31, 1996 as compared to net cash provided by operating activities of $697,000 for the six months ended January 31, 1995. The decrease in cash flows from operating activities between the periods is attributable to a decrease in estimated third party payor settlements of $971,000 in the six months ended January 31, 1996. Historically, the Company has financed its working capital requirements through cash flows from operating activities. Net cash used in investing activities for the six months ended January 31, 1996 reflects the purchase of equipment and the purchase of Nurse Care, Inc., offset by proceeds from the sale of investments. For the six months ended January 31, 1995, net cash used in investing activities consists of the purchase of equipment and the purchase of investments. Net cash provided by financing activities for the six months ended January 31, 1996 and 1995 primarily reflect the decrease in notes receivable.

     The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. The Company has available a $2,000,000 secured offering line of credit with the Bank of New York. In addition, New
England has a secured advised line of credit with the Bank of New York, the maximum amount of which shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both facilities are at the alternate base commercial lending rate of the bank and expire December 31, 1996. As of January 31, 1996, there were no outstanding balances under either line of credit.

     The Company recently filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering by SunStar Healthcare, Inc. ("SunStar"), a wholly-owned subsidiary of the Company consisting of its Florida outpatient medical center operations. The proposed initial public offering by SunStar consists of 1,200,000 shares of common stock, plus an over-allotment option granted to the underwriter, Richter & Co., Inc., to purchase an additional 180,000 shares, at a proposed price per share of $5.00.

     Although such registration statement has been filed with the Securities and Exchange Commission, it has not yet been declared effective. The offered shares may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the shares in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any State.

     Upon successful completion of the offering, without giving effect to the over-allotment option, the public would own approximately 47%, and the Company would retain approximately 35%, of the common stock of SunStar on a fully-diluted basis.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and reports on Form 8-K

           (a)       Exhibits:

                     10.1      Letter   Agreement   dated   December   27,  1995
                               providing Secured Advised Line of Credit from Bank of New York for National Home Health Care Corp.

                     10.2      Letter   Agreement   dated   December   27,  1995
                               providing Secured Advised Line of Credit from Bank of New York for New England Home Care, Inc.

           (b)       Reports on Form 8-K:

                     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      National Home Health Care Corp.



Date: March 14, 1996                 /s/ ROBERT P. HELLER
                                     --------------------------------
                                     Robert P. Heller
                                     Vice President of Finance,
                                     Chief Financial
                                     and Accounting Officer