Form 10-K/A
period 1995-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1996-03-22
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                         Amendment No. 2 on FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 1995.         Commission File Number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                  22-2981141
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK                       10583
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

                     Yes    [X]                       No   [ ]

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

     * First Health, Inc., a Florida corporation ("First Health"), which conducts business in Volusia County, Florida.

     *    New  England  Home  Care,  Inc.,  a  Connecticut   corporation   ("New
          England"), which conducts business in the State of Connecticut.


HEALTH ACQUISITION CORP.

Allen Health Care Services
--------------------------

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

Hitech Home Care
----------------

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

     In July 1993, the Registrant discontinued the operations of Hitech Home Care after determining that the time and financial commitment required to expand its operations and to make it profitable would be too great to pursue. In connection with such discontinuation, Health Acquisition Corp. entered into agreements relating to the termination of the employment agreements of each of the two key Hitech Home Care employees and the termination of the lease of Hitech Home Care's office in Valhalla, New York. The agreements required the payment of $30,000 in accrued bonuses and severance to one employee of approximately $13,000. The lease termination required the one-time payment of $75,000 and the forfeiture of a $30,000 security deposit in order to terminate the lease, which would have required monthly payments of $5,687 per month until April 1995. See "Notes to Financial Statements - Discontinued Operations."

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

     New England is a Medicare certified and licensed home health care company in the State of Connecticut. The company provides a wide variety of home health care services consisting of home health aides, skilled nursing, physical therapy, speech therapy, occupational therapy and social work. New England maintains its principal administrative office in Milford, Connecticut and has branch offices in Norwalk, Hamden, Waterbury, Seymour and Danbury, Connecticut. Although the company is currently undertaking the necessary steps to achieve JCAHO status in the State of Connecticut, there can be no assurance that this status will be obtained. Reimbursement for New England's services is primarily provided by the Federal Medicare Program and the State of Connecticut Medicaid Programs. Additional sources of revenue are from managed care programs, hospices and commercial insurance carriers.

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

CUSTOMERS

     One or more customers have each accounted for more than 10% of the Registrant's revenues. For the fiscal years ended July 31, 1995, 1994 and 1993, VNS Home Care, a non-profit Medicare certified home health care agency, accounted for 40%, 39% and 34%, respectively, and the State of New York, Department of Social Service personal care aide program for the counties of Suffolk and Nassau accounted for 13%, 17% and 21%, respectively, of the Registrant's consolidated revenues from continuing operations. The total loss of any of the foregoing customers would have a material adverse effect on the Registrant.

GOVERNMENT REGULATIONS

General
-------

     The health care industry is highly regulated, and the regulatory environment in which the Registrant operates may change significantly in the future, particularly in light of the many proposed changes of the current administration. These changes include proposals to increase government involvement in health care, lower Medicare and Medicaid reimbursement rates and otherwise change the environment in which the Registrant operates. The Registrant cannot predict with any certainty what impact, if any, proposals for health care reforms might have on the Registrant's business. In addition, certain third party payors of health care services (insurance companies, Medicare and Medicaid) have significantly revised payment procedures in an effort to contain health care costs. Although a majority of the Registrant's revenues are currently generated through the provision of non-skilled services (personal care aide and home health aide), factors affecting the health care industry may have a significant impact on the Registrant's operating results.

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


                                   1995             1994            1993           1992            1991
                                   ----             ----            ----           ----            ----

Revenues                        $24,556,000      $20,116,000     $18,059,000    $16,230,000     $11,396,000

Net Income from
  continuing
  operations                      1,426,000        1,218,000       1,309,000      1,189,000         968,000

Net income from
  continuing
  operations per
  share                                 .30              .26             .27            .25             .20

Net income
  (loss) from
  discontinued
  operations-                           -0-       (3,472,000)       (461,000)       658,000         641,000

Net income
  (loss) per share
  from dis-
  continued
  operations                            -0-             (.73)           (.09)           .14             .14

Total Assets                     18,865,000       17,926,000      20,309,000     19,106,000      17,356,000

Long Term
  Obligations                        14,000           40,000          77,000        146,000          ---



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

RESULTS OF OPERATIONS
---------------------
YEAR ENDED JULY 31, 1995 AS COMPARED TO YEAR ENDED JULY 31, 1994
----------------------------------------------------------------

     Revenues increased by approximately $4,440,000, or 22%, from $20,116,000 for the fiscal year ended July 31, 1994 ("fiscal 1994") to $24,556,000 for the fiscal year ended July 31, 1995 ("fiscal 1995"). Approximately $3,270,000 or 74% of this increase is attributable to Health Acquisition Corp., the subsidiary that provides home health care services. Health Acquisition Corp. was again successful in increasing volume with existing customers and secured eight (8) new provider agreements during fiscal 1995. Services of this subsidiary were also expanded in April 1995 to include home care pediatric skilled nursing for medically fragile children and their families. Revenues generated from this expansion of services approximated $293,000 for the period from April through July 1995. Revenues from Brevard Medical Center, the subsidiary that operates outpatient medical centers in Brevard County, Florida, increased approximately $358,000, or 9% from fiscal 1994. As a result of the health care industry shifting toward managed care, Brevard was successful in becoming preferred providers for new managed care plans coming into the county. This increase in revenues is the direct result of additional capitation business generated from managed care plans, primarily from health maintenance organizations (HMO's), offset by a reduction in traditional fee-for-service business. The Registrant expects these trends to continue in the future. Although revenues increased over the previous fiscal year, the loss of any of these new managed care contracts would have a material adverse effect on the Registrant. Revenue from First Health, the subsidiary that operates outpatient medical centers in Volusia County, Florida, increased approximately $812,000 from the previous fiscal year, as only three months were included in fiscal July 31, 1994 operations. The major source of revenue is from a large health maintenance organization, to which First Health is a preferred provider.

     Revenues from home care services accounted for 79% of the Registrant's consolidated revenues in the current fiscal year and has historically generated the greatest operating margins for the Registrant. The Registrant's recent acquisition of Nurse Care, Inc. and its wholly-owned subsidiary, New England
Home Care, Inc., is an example of the Registrant's commitment to devoting significant resources to the expansion of home health care services. See "Business -- New England Home Care."

     Cost of revenue as a percentage of revenue was 61% for both fiscal 1995 and 1994. In preparation for becoming preferred providers for new managed care plans in Florida, the Registrant increased its medical provider costs in fiscal 1995 in expectation of securing additional managed care revenues. The increase was less than expectated, resulting in a higher cost of revenue as a percentage of revenues from those operations. However, this higher percentage was offset by a decline in the cost of revenue as a percentage of revenues from home health care operations. General and administrative expenses increased to 29% of revenue in fiscal 1995 from 28% of revenue in fiscal 1994. This slight increase is primarily attributable to the added operating costs of the outpatient medical centers.

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

     As a result of the foregoing, net income for fiscal 1995 increased to $1,426,000 from $1,218,000 for fiscal 1994.

YEAR ENDED JULY 31, 1994 COMPARED TO YEAR ENDED JULY 31, 1993
-------------------------------------------------------------

     Revenues increased by approximately $2,057,000, or 11%, from $18,059,000 for the fiscal year ended July 31, 1993 ("fiscal 1993") to $20,116,000 for fiscal 1994. Health Acquisition Corp., the subsidiary that provides paraprofessional home health care services accounted for $1,759,000, or 85%, of the increase in revenues. This increase is attributable to Health Acquisition Corp. securing six (6) new provider contracts from certified home health care agencies and other long-term provider programs, as well as additional volume with existing contracts. Revenues from Brevard Medical Center, the subsidiary that operates outpatient medical centers in Brevard County, Florida, increased approximately $116,000, or 3%, from the previous fiscal year. This increase is attributable to Brevard Medical Center securing additional revenue from preferred provider arrangements offset by the decrease in fee-for-service revenue. As the health care industry has been changing towards a managed care network, Brevard Medical Center has secured additional prepaid or capitation revenue by becoming a preferred provider for various health care alliances. It expects this trend to continue in the future. In addition, in May 1994, the Registrant through a wholly-owned subsidiary, First Health, commenced operations in Volusia County, Florida with the acquisition of certain assets of three outpatient medical centers. Revenues for the three months were approximately $182,000. Currently, the major source of revenue is from a large health maintenance organization, to which First Health is a preferred provider.

     Cost of revenue as a percentage of revenue was 61% for both fiscal 1994 and 1993. In fiscal 1994, general and administrative expenses increased by $868,000, or 18%, from fiscal 1993 as a result of the expansion of the Registrant's outpatient medical center operations and the opening of three additional offices in Florida of $279,000, additional administrative support services of Health Acquisition Corp. of $389,000 and non-recurring legal fees of $200,000.

     Interest income increased approximately $45,000, or 38%, from $116,000 in fiscal 1993 to $161,000 in fiscal 1994 as a result of an increase in cash provided by operating activities.

     As a result of the foregoing, net income for fiscal 1994 decreased to $1,218,000 from $1,309,000 for fiscal 1993.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

     At July 31, 1995 and prior to the acquisition of Nurse Care, Inc. and New England Home Care, Inc., as described below, the Registrant had working capital of $15,306,000 as compared to working capital of $13,484,000 at July 31, 1994. The Registrant has historically financed its working capital requirements through cash flow from operating activities.

     Net cash provided by operating activities was $3,526,000 for fiscal 1995 as compared to $2,855,000 for fiscal 1994. This increase was primarily attributable to the decrease in income taxes receivable of $2,553,000, as a result of the refund on tax carryback claims, offset by the state income tax provision which used $300,000 of cash, an increase in accounts receivable which used $688,000 of cash, (as a result of the increase in revenues) and an increase in prepaid expenses and other assets which used cash of $130,000 of cash, principally resulting from the payment of legal fees in connection with the acquisition of Nurse Care, Inc.

     In fiscal 1995, the Registrant generated $681,000 from investing activities as a result of the sale of investments, that were converted to highly liquid investments which resulted in $1,000,000 in proceeds and was offset by the purchase of assets of businesses of $225,000 and the purchase of furniture and equipment of $94,000. In fiscal 1994, the Registrant used $1,262,000 in investing activities as a result of the purchase of investments of $865,000, the purchase of assets of business of $147,000, the purchase of furniture and equipment of $76,000 and cash used by discontinued operations of $174,000.

     In fiscal 1995, the Registrant generated $13,000 from financing activities as a result of principal payments received on notes receivable of $243,000 and the proceeds from the exercise of stock options of $8,000, offset by the cash used for the principal payments under capitalized lease obligations of $30,000 and the purchase of treasury shares of $208,000. In fiscal 1994, the Registrant used $40,000 in financing activities as a result of principal payments under capitalized lease obligations.

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

IMPACT OF INFLATION
-------------------
     The impact of inflation on the Registrant was not material during the year ended July 31, 1995.

ECONOMIC OUTLOOK
----------------

     The home health care industry has become increasingly competitive and management believes this trend will continue in the future. This competition has lead to mergers between large well diversified home health care companies over the past year. Further, such companies have more acquisition and growth opportunities available to them. Additionally, there is tremendous competition for qualified personnel in the home health care industry. Management believes that it offers competitive salaries and benefit packages. There can be no assurance, however, that the Registrant will be successful in attracting and retaining qualified personnel. If unsuccessful, this could have a material adverse effect on the Registrant's business.

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

ITEM 3. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report.

     (1)  Financial   Statements  (see  index  to  the  consolidated   financial
          statements).

     (2) Financial Statement Schedules (see index to the consolidated financial statements).

     (3)  Exhibits

Exhibit
Number        Exhibit to this Report                  Method of Filing
-------       ----------------------                  ----------------

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

3.3           By-Laws of the Registrant               Incorporated by
                                                      reference to Exhibit
                                                      4(a) to the 1983
                                                      Registration Statement.

4.1           Specimen Stock Certificate              Incorporated by
                                                      reference to Exhibit
                                                      4(a) to the 1983
                                                      Registration Statement.

Exhibit
Number        Exhibit to this Report                  Method of Filing
-------       ----------------------                  ----------------

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

10.4         Agreement between Boro                   Incorporated by
             Medical Corp. and Brevard                reference to Exhibit
             Medical Center dated                     10.25 to the
             September 11, 1991                       Registrant's Annual
                                                      Report on Form 10-K for
                                                      the year ended July 31,
                                                      1991 (the "1991 Form
                                                      10-K").

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

Exhibit
Number        Exhibit to this Report                  Method of Filing
-------       ----------------------                  ----------------

10.7          Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit 10.9
              and Gerald Kline                        to the 1993 Form 10-K.
              dated August 1993

10.8          Employment Agreement                    Incorporated by
              between the Registrant                  reference to Exhibit
              and Thomas Smith                        10.10 to the 1993 Form
              dated August 1993                       10-K.

10.9          Employment Agreement between            Incorporated by reference
              the Registrant and Robert               to Exhibit 10.9 to the
              Heller dated August 1994                1994 Form 10-K.

10.10         Agreement between Division              Incorporated by
              of Social Services of                   reference to Exhibit
              County of Suffolk and                   10.35 to the 1991 Form
              Health Acquisition Corp.                10-K.
              d/b/a A Round The Clock
              Temporary Services

10.11         Agreement between Nassau                Incorporated by reference
              County Department of Social             to Exhibit 10.9 to the
              Care Services and Allen Health          1992 Form 10-K.
              Care Services

10.12         Agreement between Catholic              Incorporated by reference
              Medical Center of Brooklyn              to Exhibit 10.14 to the
              and Queens, Inc. on behalf              1994 Form 10-K.
              of Mary Immaculate
              Hospital Home Health
              Agency and Allen Health
              Care Services, dated
              January 1, 1994

Exhibit
Number        Exhibit to this Report                  Method of Filing
-------       ----------------------                  ----------------

10.13         Letter Agreement dated                  Previously filed.
              March 15, 1995 securing
              line of credit from the
              Bank of New York

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
              1993

Exhibit
Number        Exhibit to this Report                  Method of Filing
-------       ----------------------                  ----------------

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

10.24         Form of Employment Agreement            Previously filed.
              between Brevard Medical Center, Inc.
              and Warren D. Stowell dated as of
              November 1, 1995

22.1          List of Subsidiaries                    Previously filed.

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





New York, New York
October 6, 1995

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                  Pro Forma                    July 31,
                                                                                   July 31,          ----------------------------
                     A S S E T S                                                     1995              1995                1994
                     -----------                                                    ------            ------              ------
                                                                                   (Note 1)
                                                                                 (Unaudited)
Current assets:
   Cash (including cash equivalents of $5,272,000 (pro forma), $8,422,000
     and $4,568,000) (Note 10) . . . . . . . . . . . . . . . . . . . . . . .     $ 6,704,000       $ 9,237,000         $ 5,017,000
   Investments - available for sale. . . . . . . . . . . . . . . . . . . . .         813,000           813,000           1,553,000
   Accounts receivable - (less allowance for doubtful accounts of $439,000
     (pro forma), $99,000 and $84,000) (Note 10) . . . . . . . . . . . . . .       8,266,000         5,338,000           4,823,000
   Notes receivable (Note 3) . . . . . . . . . . . . . . . . . . . . . . . .         349,000           349,000             271,000
   Income taxes receivable (Note 7). . . . . . . . . . . . . . . . . . . . .         352,000            72,000           2,625,000
   Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .         298,000           354,000             193,000
   Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         190,000            80,000             200,000
                                                                                ------------      ------------         -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . .      16,972,000        16,243,000          14,682,000

Furniture, equipment and leasehold improvements (Notes 1 and 2). . . . . . .         510,000           445,000             512,000
Notes receivable - noncurrent (Note 3) . . . . . . . . . . . . . . . . . . .         690,000           690,000           1,011,000
Investment in certificate of deposit . . . . . . . . . . . . . . . . . . . .                                               260,000
Excess of cost over fair value of net assets of
   businesses acquired (Notes 1 and 4) . . . . . . . . . . . . . . . . . . .       2,905,000         1,036,000           1,073,000
Other intangible assets (Note 5) . . . . . . . . . . . . . . . . . . . . . .         342,000           342,000             248,000
Deposits and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         116,000           109,000             140,000
                                                                                ------------      ------------         -----------

          T O T A L. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $21,535,000       $18,865,000         $17,926,000
                                                                                ============      ============         ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .     $ 1,708,000       $   910,000         $   867,000
   Capital lease obligations - current (Note 6). . . . . . . . . . . . . . .          27,000            27,000              31,000
   Reserve for state income tax settlement (Note 9). . . . . . . . . . . . .                                               300,000
   Estimated third-party payor settlements . . . . . . . . . . . . . . . . .       1,872,000
                                                                                ------------      ------------         -----------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . .       3,607,000           937,000           1,198,000

Capital lease obligations - noncurrent (Note 6). . . . . . . . . . . . . . .          14,000            14,000              40,000
                                                                                ------------      ------------         -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       3,621,000           951,000           1,238,000
                                                                                ------------      ------------         -----------

Commitments, contingencies and other matters (Notes 9 and 12)

Stockholders' equity (Note 11):
   Common stock, $.001 par value; authorized 20,000,000 shares, issued
     5,673,075 (pro forma), 5,673,075 and 5,670,075 shares . . . . . . . . .           6,000             6,000               6,000
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .      15,552,000        15,552,000          15,544,000
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,307,000         3,307,000           1,881,000
                                                                                ------------      ------------         -----------

                                                                                  18,865,000        18,865,000          17,431,000
   Less treasury stock (955,000 (pro forma), 955,000 and
     891,000 shares) - at cost . . . . . . . . . . . . . . . . . . . . . . .        (951,000)         (951,000)           (743,000)
                                                                                ------------      ------------        ------------

          Total stockholders' equity . . . . . . . . . . . . . . . . . . . .      17,914,000        17,914,000          16,688,000
                                                                                ------------      ------------        ------------

          T O T A L. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $21,535,000       $18,865,000         $17,926,000
                                                                                ============      ============         ===========


                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended July 31,
                                   ----------------------------------------------
                                       1995             1994             1993
                                   ------------     ------------     ------------
Revenue:
   Net patient fee income
      (Note 10) . . . . . . . .     $24,556,000      $20,116,000      $18,059,000
                                   ------------     ------------     ------------

Operating expenses:
   Cost of revenue. . . . . . .      15,032,000       12,178,000       10,849,000
   General and administrative .       7,213,000        5,618,000        4,750,000
   Amortization of intangibles.         169,000          186,000          196,000
                                   ------------     ------------     ------------

          Total operating
            expenses. . . . . .      22,414,000       17,982,000       15,795,000
                                   ------------     ------------     ------------

Income from operations. . . . .       2,142,000        2,134,000        2,264,000

Interest income . . . . . . . .         410,000          161,000          116,000
                                   ------------     ------------     ------------

Income from continuing
   operations before taxes. . .       2,552,000        2,295,000        2,380,000

Provision for income taxes
   (Note 9) . . . . . . . . . .       1,126,000        1,077,000        1,071,000
                                   ------------     ------------     ------------

Income from continuing
   operations . . . . . . . . .       1,426,000        1,218,000        1,309,000
                                   ------------     ------------     ------------

Discontinued operations (Note 7):
     Income (loss) from
       operations (net of
       income taxes of $40,000
       and $290,000). . . . . .                          (32,000)          53,000

     Loss on disposals (net of
       income tax benefit of
       $2,734,000 in 1994 and
       deferred income tax
       benefit of $319,000)
       in 1993) . . . . . . . .                       (3,440,000)        (514,000)
                                                    ------------     ------------

          T o t a l . . . . . .                       (3,472,000)        (461,000)
                                                    ------------     ------------

NET INCOME (LOSS) . . . . . . .     $ 1,426,000      $(2,254,000)     $   848,000
                                   ------------     ------------     ------------

Net income (loss) per share of
 common stock (Note 1):
     Continuing operations. . .            $.30            $ .26            $ .27
     Discontinued operations. .                             (.73)            (.09)
                                   ------------     ------------     ------------

     Net income (loss). . . . .            $.30            $(.47)           $ .18
                                   ============     ============     ============

                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                  Common Stock                                          Treasury Stock
                                             ---------------------     Additional                    ---------------------
                                             Number of                   Paid-In        Retained    Number of
                                               Shares       Amount       Capital        Earnings     Shares        Cost
                                             ----------    -------    ------------    -----------    -------     ---------
Balance at July 31, 1992. . . . . . . . . .   5,670,075     $6,000     $15,544,000    $ 3,287,000    891,000     $(743,000)


Net income. . . . . . . . . . . . . . . . .                                               848,000
                                             ----------    -------    ------------    -----------    -------     ---------


Balance at July 31, 1993. . . . . . . . . .   5,670,075      6,000      15,544,000      4,135,000    891,000      (743,000)


Net (loss). . . . . . . . . . . . . . . . .                                            (2,254,000)
                                             ----------    -------    ------------    -----------    -------     ---------


Balance at July 31, 1994. . . . . . . . . .   5,670,075      6,000      15,544,000      1,881,000    891,000      (743,000)


Net income. . . . . . . . . . . . . . . . .                                             1,426,000

Acquisition of treasury shares, $3.25
   per share. . . . . . . . . . . . . . . .                                                           64,000      (208,000)


Exercise of common stock options. . . . . .       3,000                      8,000
                                             ----------    -------    ------------    -----------    -------     ---------


BALANCE AT JULY 31, 1995. . . . . . . . . .   5,673,075     $6,000     $15,552,000    $ 3,307,000    955,000     $(951,000)
                                             ----------    -------    ------------    -----------    -------     ---------


                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended July 31,
                                                                               -----------------------------------------------
                                                                                  1995              1994              1993
                                                                               -----------      ------------       -----------
Cash flows from operating activities:
   Income from continuing operations . . . . . . . . . . . . . . . . . . . .   $ 1,426,000       $ 1,218,000       $ 1,309,000
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . .       329,000           327,000           304,000
       (Settlement) provision for state income taxes . . . . . . . . . . . .      (300,000)           50,000
       Provision for doubtful accounts . . . . . . . . . . . . . . . . . . .       173,000           141,000            76,000
       Deferred tax. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       120,000           (20,000)          (14,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in management fee receivable. . . . . . . . . .                         (52,000)           22,000
         (Increase) in accounts receivable . . . . . . . . . . . . . . . . .      (688,000)         (323,000)       (1,141,000)
         (Increase) in prepaid expenses and other assets . . . . . . . . . .      (130,000)         (146,000)          (56,000)
         Increase (decrease) in accounts payable, accrued expenses and
           other liabilities . . . . . . . . . . . . . . . . . . . . . . . .        43,000           230,000           (97,000)
         (Increase) decrease in income taxes receivable/payable. . . . . . .     2,553,000           445,000          (455,000)
         Cash provided by discontinued operations. . . . . . . . . . . . . .                         985,000           832,000
                                                                               -----------      ------------       -----------
           Net cash provided by operating activities . . . . . . . . . . . .     3,526,000         2,855,000           780,000
                                                                               -----------      ------------       -----------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements . . . . . . .       (94,000)          (76,000)          (81,000)
   Proceeds (purchase) of investments. . . . . . . . . . . . . . . . . . . .     1,000,000          (865,000)         (250,000)
   Purchase of assets of businesses. . . . . . . . . . . . . . . . . . . . .      (225,000)         (147,000)
   Cash (used) by discontinued operations. . . . . . . . . . . . . . . . . .                        (174,000)          (34,000)
                                                                               -----------      ------------       -----------
           Net cash provided by (used in) investing activities . . . . . . .       681,000        (1,262,000)         (365,000)
                                                                               -----------      ------------       -----------

Cash flows from financing activities:
   Decrease in notes receivable. . . . . . . . . . . . . . . . . . . . . . .       243,000
   Principal payments under capital lease obligations. . . . . . . . . . . .       (30,000)          (40,000)          (24,000)
   Purchase of treasury shares . . . . . . . . . . . . . . . . . . . . . . .      (208,000)
   Payments under capital lease obligations by discontinued operations . . .                                           (21,000)
   Proceeds from exercise of stock options . . . . . . . . . . . . . . . . .         8,000
                                                                               -----------      ------------       -----------
           Net cash provided by (used in) financing activities . . . . . . .        13,000           (40,000)          (45,000)
                                                                               -----------      ------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .     4,220,000         1,553,000           370,000
Cash and cash equivalents - beginning of year *. . . . . . . . . . . . . . .     5,017,000         3,464,000         3,094,000
                                                                               -----------      ------------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR. . . . . . . . . . . . . . . . . . .    $9,237,000       $ 5,017,000       $ 3,464,000
                                                                               -----------      ------------       -----------

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   13,000       $    12,000       $    25,000
     Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       618,000           651,000         1,562,000


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

                                                        Unaudited

            Patient fee income . . . . . . . . . . .  $ 40,547,000
            Operating expenses . . . . . . . . . . .   (37,777,000)

            Income from continuing operations. . . .  $  2,770,000

            Net income . . . . . . . . . . . . . . .  $  1,632,000
                                                      ============

            Net income per share . . . . . . . . . .      $.34
                                                          ====
     The unaudited pro forma balance sheet gives effect to the acquisition as though it had occurred on July 31, 1995, after giving effect to the purchase price of $3,150,000, estimated costs of the acquisition of $63,000 and the excess of purchase price over the fair value of assets acquired of $1,869,000.

(continued)

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

     [c] Revenue recognition:

     Net patient fee income represents the estimated net realizable amounts from third party payors and patients. Certain revenues are based on a cost reimbursement program and are subject to retroactive adjustment. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

     [d] Cash equivalents:

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

     Investment securities available for sale at July 31, 1995 are summarized as follows:
                                                                Amortized
                                                                 Cost (1)
                                                                ---------

            Certificate of deposit, maturing within one year . $260,000 Floating rate debentures issued by New York
               State, maturing in one to five years. . . . . .   160,000
            Floating rate debentures issued by New York
               State, maturing in five to ten years. . . . . .   180,000
            Floating rate debentures issued by New York
               State, maturity after ten years . . . . . . . .   195,000
            Other. . . . . . . . . . . . . . . . . . . . . . .    18,000
                                                                --------
                                                                $813,000
                                                                ========
     (1) Amortized cost approximates market value. Accordingly, there is no unrealized holding gain or loss.

     There were no significant realized gains or losses from the sales of available-for-sale securities in 1993, 1994 and 1995. Proceeds from the sale of available-for-sale securities in 1995 was $1,000,000. Realized gain or loss is determined on a specific identification basis.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES:  (continued)

     [i] Reclassifications:

     Certain items in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.


(NOTE 2) - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:
                                                      July 31,
                                                 1995         1994

            Equipment, furniture and fixtures . . .  $1,562,000   $1,475,000
            Leasehold improvements. . . . . . . . .     368,000      362,000
                                                     ----------   ----------
                                                      1,930,000    1,837,000
            Less accumulated depreciation and
               amortization . . . . . . . . . . . .   1,485,000    1,325,000
                                                     ----------   ----------

                      B a l a n c e . . . . . . . .  $  445,000   $  512,000
                                                     ==========   ==========

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





(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 4) - EXCESS OF COST OVER FAIR VALUE:

            Changes in the excess of cost over fair value of net assets of businesses acquired and discontinued during the three years ended July 31, 1995 are as follows:

                                       Year Ended July 31,
                              --------------------------------------
                                  1995         1994         1993
                              -----------  ------------  -----------
Balance - beginning of
   year. . . . . . . . . . .  $1,073,000   $ 6,868,000   $7,102,000
Consideration for
   acquisition . . . . . . .                     5,000
Write-off due to
   discontinued operations .                (5,671,000)     (12,000)
Amortization . . . . . . . .     (37,000)     (129,000)    (222,000)
                              -----------  ------------  -----------

Balance - end of year. . . .  $1,036,000   $ 1,073,000   $6,868,000
                              ===========  ============  ==========


(NOTE 5) - OTHER INTANGIBLE ASSETS:

     Other intangible assets are as follows:

                                                  July 31,
                                               1995       1994

     Covenants not to compete. . . . . . .  $485,000   $ 285,000
     Personnel files . . . . . . . . . . .   478,000     453,000
     Other . . . . . . . . . . . . . . . .     2,000       2,000
                                            ---------  ---------

                                             965,000     740,000
     Less accumulated amortization . . . .   623,000     492,000
                                            ---------  ---------

                                            $342,000   $ 248,000
                                            =========  =========

     Other intangible assets increased during fiscal 1995 and 1994 primarily as a result of the noncompetition agreements described in Note 8. Other intangible assets are being amortized using the straight-line method over a period of 3 to 5 years.




(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 6) - CAPITAL LEASE OBLIGATIONS:

     At  July  31,  1995   approximate   future  minimum  lease  payments  under
capitalized lease obligations were as follows:

          Year Ending
            July 31,                                  Amount

             1996 . . . . . . . . . . . . . . . . .  $30,000

             1997 . . . . . . . . . . . . . . . . .   15,000
                                                     -------

             Total minimum lease payments . . . . .   45,000

             Less amounts representing interest . .    4,000
                                                     -------

             Present value of future lease payments
               at end of year . . . . . . . . . . .   41,000

             Less amount due within one year. . . .   27,000
                                                     -------

             Amounts due after one year . . . . . .  $14,000
                                                     =======

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




(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 7) - DISCONTINUED OPERATIONS:  (continued)

     [a] (continued)

     Results from discontinued operations related to HMO are as follows:

                                         Year Ended July 31,
                                      -------------------------
                                          1994         1993
                                          ----         ----

     Net revenue . . . . . . . . . .  $ 3,521,000   $5,011,000
                                      ============  ==========

     Income from operations
               before taxes. . . . .  $     8,000   $  806,000
     Income tax provision. . . . . .       40,000      467,000

     Income (loss) from
        operations . . . . . . . . .      (32,000)     339,000

     Loss on disposal. . . . . . . .   (6,174,000)

     Income tax benefit. . . . . . .    2,550,000

     Deferred income tax
        benefit. . . . . . . . . . .       80,000
                                      ------------  ----------
     Income (loss) from
        discontinued
        operations . . . . . . . . .  $(3,576,000)  $  339,000
                                      ============  ==========

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



(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 7) - DISCONTINUED OPERATIONS:  (continued)

     [b] (continued)

     Results from discontinued operations related to Hitech are as follows:

                                               Year Ended July 31,
                                               -------------------
                                               1994           1993
                                               ----           ----
            Net revenue . . . . . . . . . .              $3,503,000
                                                         ==========

            (Loss) from operations
               before income taxes. . . . .              $ (463,000)
            Income tax benefit. . . . . . .                 177,000
                                                         ----------

            (Loss) from operations. . . . .                (286,000)

            Provision for loss on
        disposal . . . . . . . . . .                       (833,000)
            Income tax benefit. . . . . . .  $ 423,000
            Deferred income tax . . . . . .   (319,000)     319,000
                                             ---------   ----------
            Income (loss) from
               discontinued
        operations . . . . . . . . .         $ 104,000   $ (800,000)
                                             =========   ==========


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



(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 8) - ACQUISITIONS:  (continued)

     The purchase price for the above acquisitions were allocated as follows:
                                                       1995         1994
                                                   Acquisition  Acquisition

            Furniture and equipment. . . . . . . .   $ 25,000     $ 57,000
            Excess of cost over fair value of
               net assets of businesses acquired .                   5,000
            Covenant not to compete. . . . . . . .    200,000       85,000
            Personnel files. . . . . . . . . . . .     25,000
                                                     --------

                      T o t a l. . . . . . . . . .   $250,000     $147,000
                                                     =========    ========

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


(NOTE 9) - INCOME TAXES:

            The provision for income taxes for 1995, 1994 and 1993 applicable to continuing operations is summarized as follows:

                                           Year Ended July 31,
                                     ------------------------------
                                     1995         1994         1993
                                     ----         ----         ----
            Current:
               Federal . . . . .  $  515,000   $  688,000   $  673,000
               State . . . . . .     491,000      409,000      412,000
                                  -----------  -----------  ----------

                                   1,006,000    1,097,000    1,085,000

            Deferred . . . . . .     120,000      (20,000)     (14,000)
                                  -----------  -----------  ----------

                 T o t a l . . .  $1,126,000   $1,077,000   $1,071,000
                                  ===========  ===========  ==========



(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - INCOME TAXES:  (continued)

     Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expenses (benefit) are as follows:

                                       Year Ended July 31,
                                 -------------------------------
                                   1995       1994        1993
                                 ---------  ---------  ---------

          State tax . . . . . .  $120,000   $(20,000)

          Depreciation. . . . .                        $(14,000)
                                 ---------  ---------  ---------
                                 $120,000   $(20,000)  $(14,000)
                                 =========  =========  =========

     The deferred tax assets as of July 31, 1995, are as follows:

                                                    Assets
                                                   ---------

      Accrued liability and reserves. . . . . . .  $  80,000

      State net operating loss carryforwards. . .    348,000
                                                   ---------
                                                     428,000
      Valuation allowance . . . . . . . . . . . .   (348,000)
                                                   ---------
                                                   $  80,000
                                                   =========
     Two subsidiaries of the Company have incurred losses which can be used to offset their state taxable income through 2010. Total net operating losses applicable to New York State and Florida amount to approximately $7,700,000 and $3,700,000, respectively.



(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - INCOME TAXES:  (continued)

     The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 1995 is as follows:

                                          Year Ended July 31,
                                          ------------------
                                          1995   1994   1993
                                          ----   ----   ----
          Statutory rate . . . . . . . .   34%    34%    34%

          State and local taxes (net of
             federal tax effect) . . . .   12     12     11

          Federal tax credit . . . . . .   (5)

          Other. . . . . . . . . . . . .    3      1
                                           ---    ---    ---

          Effective rate . . . . . . . .   44%    47%    45%
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



(continued)

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




(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 11) - Stock Option Plan:  (continued)

            Listed below is a summary of stock option activity for the three years ended July 31, 1995.

                              Number of Shares         Exercise
                           1995     1994     1993       Price
                        --------- -------- -------- ---------
     Outstanding -
        beginning of
        period . . . . . .  300,502   313,502   196,000  $2.63 - $4.75
     Options granted . . .  286,502             120,002   2.63 -  4.15
     Options exercised . .   (3,000)                          2.63
     Options forfeited . . (288,502)  (13,000)   (2,500)  2.63 -  4.75
                           ---------  --------  -------
     Options
        outstanding. . . .  295,502   300,502   313,502   2.63 -  4.75
                           =========  ========  =======

     Options
        exercisable. .      295,502   300,502   262,627
                           =========  ========  =======


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




(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 12) - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:
            (continued)

     At July 31, 1995, minimum annual rental commitments under noncancellable operating leases are as follows:

               Year Ending
                 July 31,
               -----------
                  1996. . . . . . . . . . . . .  $585,000
                  1997. . . . . . . . . . . . .   176,000
                  1998. . . . . . . . . . . . .    99,000
                  1999. . . . . . . . . . . . .    26,000
                                                 --------
                            T o t a l . . . . .  $886,000
                                                 ========

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





Richard A. Eisner & Company, LLP

New York, New York
October 6, 1995

                                                                     SCHEDULE II

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JULY 31, 1995, JULY 31, 1994 AND JULY 31, 1993



            Column A                         Column B             Column C               Column D             Column E
                                                                 Additions
                                             Balance         (1)            (2)
                                                at                       Charged to                            Balance
                                            beginning     Charged to        other                                at
                                                of        costs and       accounts -    Deductions -           end of
          Description                         period       expenses       describe        describe             period

Year ended July 31, 1995:
   Reserve and allowance deducted from
   asset account and allowance for
   uncollectible accounts . . . . . . . .     $84,000      $173,000                      $(158,000) (1)        $99,000
                                             ========     =========                     ==========             =======

Year ended July 31, 1994:
   Reverse and allowance deducted from
   asset account and allowance for
   uncollectible accounts . . . . . . . .     $54,000      $141,000                      $(111,000) (1)        $84,000
                                             ========     =========                     ==========             =======

Year ended July 31, 1993:
   Reserve and allowance deducted from
   asset account and allowance for
   uncollectible accounts . . . . . . . .     $74,000      $ 76,000                      $ (96,000) (1)        $54,000
                                             ========     =========                     ==========             =======








(1)  Represents actual write-offs.












                 See accompanying notes to financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HOME HEALTH CARE CORP.


                                   By:/S/ ROBERT P. HELLER
                                      ----------------------------
                                       Robert P. Heller
                                       Vice President of Finance and
                                       Chief Financial Officer
Dated:  March 22, 1996

                                                     Commission File No. 0-12927







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                 AMENDMENT NO. 2

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                         FISCAL YEAR ENDED JULY 31,1995

                         NATIONAL HOME HEALTH CARE CORP.


Exhibit
Number   Exhibit to this Report              Method of Filing                      Page No.
-------  ----------------------              ----------------                      --------

3.1      Certificate of Incorporation        Incorporated  by reference to
         of the Registrant                   Exhibit 3(a) to Registration
                                             Statement on Form S-1 (No.2-86643)
                                             filed September 20, 1983 (the "1983
                                             Registration Statement").

3.2      Certificate  of Amendment to        Incorporated by reference to
         Certificate  of  Incorporation      Exhibit 3.2 to the  Registrant's
         of the  Registrant                  Annual Report on Form 10-K for the
                                             year ended July 31, 1992 (the "1992
                                             Form 10-K").

3.3      By-Laws of the Registrant           Incorporated by reference to
                                             Exhibit 4(a) to the 1983
                                             Registration Statement.

4.1      Specimen Stock Certificate          Incorporated by reference to
                                             Exhibit 4(a) to the 1983
                                             Registration Statement.

10.1     1992 Stock Option Plan              Incorporated  by reference to
         of the Registrant                   Exhibit 10.1 to the Registrant's
                                             Annual Report on Form 10-K for the
                                             year ended July 31, 1993 (the "1993
                                             Form 10-K).

10.2     Incentive Stock Option Plan         Incorporated by reference to
         of the Registrant                   Exhibit 10(b) to the 1983 Registration
                                             Statement.

10.3     Agreement between Allen             Incorporated by reference to
         Health Care and VNS Home Care       Exhibit 10.3 to the Registrant's
         dated January 1, 1994               Annual Report on Form 10-K for the
                                             year ended July 31, 1994
                                             (the "1994 Form 10-K").





Exhibit
Number   Exhibit to this Report              Method of Filing                      Page No.
-------  ----------------------              ----------------                      --------

10.4     Agreement  between Boro             Incorporated  by reference to
         Medical Corp. and Brevard           Exhibit  10.25 to the Report on
         Medical Center dated                Form 10- K for the year ended July
         September 11,  1991                 31, 1991 (the "1991 Form 10-K").

10.5     Employment Agreement                Incorporated  by reference to
         between the Registrant and          Exhibit 10.7 to the 1993 Form 10-K.
         Steven Fialkow dated August 1993

10.6     Employment Agreement                Incorporated by reference to
         between the Registrant and          Exhibit 10.8 to the 1993 Form 10-K.
         Richard Garofalo dated
         August 1993

10.7     Employment Agreement                Incorporated by reference to
         between the Registrant and          Exhibit 10.9 to the 1993 Form 10-K
         Gerald Kline dated
         August 1993

10.8     Employment Agreement                Incorporated  by reference to
         between the Registrant and          Exhibit 10.10 to the 1993 Form 10-K.
         Thomas Smith dated
         August 1993


10.9     Employment Agreement                Incorporated by reference to
         between the Registrant and          Exhibit 10.9 to the
         Robert Heller dated                 1994 Form 10-K.
         August 1994

10.10    Agreement between Division          Incorporated by reference to
         of Social Services of County        Exhibit 10.35 to the
         of Suffolk and Health               1991 Form 10-K.
         Acquisition Corp. d/b/a A
         Round The Clock Temporary
         Services




Exhibit
Number   Exhibit to this Report              Method of Filing                      Page No.
-------  ----------------------              ----------------                      --------

10.11    Agreement  between Nassau           Incorporated by reference to
         County Department of Social         Exhibit 10.9 to the
         Services and Allen Health           1992 Form 10-K.
         Care

10.12    Agreement between Catholic          Incorporated by reference to
         Medical Center of Brooklyn          Exhibit 10.14 to the
         and Queens, Inc. on behalf of       1994 Form 10-K.
         Mary Immaculate Hospital
         Home Health Agency and
         Allen Health Care, dated
         January 1, 1994

10.13    Letter  Agreement dated             Previously filed.
         March 15, 1995  providing
         secured line of credit
         from The Bank of New York

10.14    Letter dated June 1, 1992           Incorporated by reference to
         from Public  Health  Council of     Exhibit 10.13 to the
         the State of New York Department    1992 Form 10-K.
         of Health to Health  Acquisition
         Corp.  d/b/a Allen Health Care

10.15    Employment Agreement                Incorporated by reference to
         between the Registrant and          Exhibit 10.20 to the
         Frederick H. Fialkow dated          1993 Form 10-K.
         April 30, 1993; First
         Amendment to Employment
         Agreement dated August 1,
         1993

10.16    Letter from Joint Commission        Incorporated by reference to
         on Accreditation  of Healthcare     Exhibit 10.24 to the
         Organizations  awarding             1993 Form 10-K.
         accreditation to Allen Health
         Care, dated September 20, 1993




Exhibit
Number   Exhibit to this Report              Method of Filing                      Page No.
-------  ----------------------              ----------------                      --------

10.17    1993 401(k) Plan of the             Incorporated  by reference to
         Registrant                          Exhibit 10.25 to the 1993 Form 10-K.

10.18    Letter Agreement between            Incorporated by reference to
         National HMO (New York),            Exhibit 10.26 to the
         Inc. and Boro Medical, P.C.         1993 Form 10-K.
         dated November 12, 1993

10.19    Asset Purchase Agreement            Incorporated by reference to
         among National HMO (New             Exhibit 10.24 to the
         York), Inc., National HMO           1994 Form 10-K.
         Corp. of Elizabeth, Inc., Boro
         Medical, P.C. and Boro
         Health Care of Union, P.C.
         dated April 30, 1994

10.20    Asset Purchase Agreement            Incorporated by reference to
         between First Health, Inc. and      Exhibit 10.25 to the
         Healthmart P.A. and Cesar N.        1994 Form 10-K.
         Abiera, Jr., M.D. dated April
         29, 1994


10.21    Asset Purchase Agreement            Incorporated by reference to
         between First Health, Inc. and      Exhibit 10.26 to the
         Atlantic Medical Associates,        1994 Form 10-K.
         P.A. and Ernest Cook, Jr.,
         M.D. dated June 1, 1994

10.22    Agreement for the Purchase          Incorporated by reference to
         of the Stock of Nurse Care,         Exhibit 10.1 to the Registrant's
         Inc. and Related Transaction.       Current Report on Form
                                             8-K dated August 4, 1995.

10.23    Employment Agreement between        Incorporated by reference to
         New England and Arleen O'Connell    Exhibit 10.2 to the Registrant's
         dated as of August 11, 1995.        Current Report on Form 8-K
                                             dated August 4, 1995.




Exhibit
Number   Exhibit to this Report              Method of Filing                      Page No.
-------  ----------------------              ----------------                      --------

10.24    Form of Employment                  Previously filed.
         Agreement between Brevard
         Medical Center, Inc. and
         Warren D. Stowell dated as
         of November 1, 1995.

22.1     List of Subsidiaries                Previously filed.

23.1     Consent of Richard A. Eisner        Filed herewith.
         & Co.

