Form 10-Q/A
period 1995-10-31
NATIONAL HOME HEALTH CARE CORP
filed 1996-03-22
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1995
                                      ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________


                         Commission file number 0-12927
                                                -------


                         NATIONAL HOME HEALTH CARE CORP.
              ---------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


         Delaware                                         22-2981141
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


                700 White Plains Road, Scarsdale, New York 10583
             -----------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)


         Registrant's Telephone Number Including Area Code: 914-722-9000
                                                            ------------


          ------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                         ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes     No
            ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 14, 1995 was 4,718,075.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1995



PART I.        FINANCIAL INFORMATION                                        Page

Item 1.        Financial Statements


               Consolidated  Balance  Sheets as of October 31, 1995
               and July 31, 1995 (Unaudited)                                3-4

               Consolidated  Statements of Operations for the three
               months ended October 31, 1995 and October 31, 1994
               (Unaudited)                                                    5

               Consolidated Statements of Cash Flows for the three
               months ended October 31, 1995 and October 31, 1994
               (Unaudited)                                                    6

               Notes to Consolidated Financial Statements                     7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-9


SIGNATURES                                                                   10

                   NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                                  October 31, 1995                 July 31, 1995
                                                                  ----------------                 -------------
ASSETS

Current assets:
      Cash and cash equivalents                                       $7,764,000                     $9,237,000
      Investments                                                        813,000                        813,000
      Accounts receivable -
           less allowance for doubtful accounts of
           $411,000 at October 31, 1995 and $99,000
           at July 31, 1995                                            8,542,000                      5,338,000
      Notes receivable                                                   345,000                        349,000
      Income taxes receivable                                                                            72,000
      Prepaid expenses and other assets                                  394,000                        354,000
      Deferred taxes                                                     190,000                         80,000
                                                                    ------------                   ------------

           Total current assets                                       18,048,000                     16,243,000


Furniture, equipment and leasehold
      improvements, net                                                  473,000                        445,000
Notes receivable - noncurrent                                            605,000                        690,000
Excess of cost over fair value of net
      assets of businesses acquired, net                               2,872,000                      1,036,000
Other intangible assets, net                                             301,000                        342,000
Deposits and other assets                                                121,000                        109,000
                                                                    ------------                    -----------


               TOTAL                                                 $22,420,000                    $18,865,000
                                                                    ============                    ===========


(Continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                                   October 31, 1995                 July 31, 1995
                                                                   ----------------                 -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
       Accounts payable and accrued expenses                          $1,470,000                      $ 910,000
       Income taxes payable                                              180,000
       Capital lease obligations-current                                  33,000                         27,000
       Estimated third-party payor settlements                         2,370,000
                                                                     -----------                    -----------

               Total current liabilities                               4,053,000                        937,000

Capital lease obligations-noncurrent                                       1,000                         14,000
                                                                     -----------                    -----------

               Total liabilities                                       4,054,000                        951,000
                                                                     -----------                    -----------

Stockholders' equity:
       Common stock, $.001 par value; authorized
               20,000,000 shares, issued 5,673,075 shares                  6,000                          6,000
       Additional paid-in capital                                     15,552,000                     15,552,000
       Retained earnings                                               3,759,000                      3,307,000
                                                                     -----------                    -----------
                                                                      19,317,000                     18,865,000

      Less treasury stock (891,000 shares) at cost                      (951,000)                      (951,000)
                                                                     -----------                    -----------

               Total stockholders' equity                             18,366,000                     17,914,000
                                                                     -----------                    -----------

                          TOTAL                                      $22,420,000                    $18,865,000
                                                                     ===========                    ===========



See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               For the three months ended
                                                      October 31,
                                             ---------------------------------
                                             1995                         1994
                                             -----                       -----

Patient service revenues                 $10,074,000                  $5,730,000
                                         -----------                  ----------

Operating expenses:
      Cost of revenues                     6,300,000                   3,535,000
      General and administrative           2,939,000                   1,740,000
      Amortization                            73,000                      36,000
                                         -----------                 -----------

         Total operating expenses          9,312,000                   5,311,000
                                         -----------                 -----------

Income from operations                       762,000                     419,000

Interest income                              104,000                     76,000
                                         -----------                 -----------

Income before taxes                          866,000                    495,000

Provision for income taxes                   414,000                    230,000
                                         -----------                 -----------

NET INCOME                                $  452,000                 $  265,000
                                         ===========                 ===========

Net income per share of common stock:          $0.10                       $0.06
                                               =====                       =====


Weighted average shares outstanding        4,718,075                   4,779,075




See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      For the three months ended
                                                                              October 31,
                                                                    ---------------------------------
                                                                    1995                         1994
                                                                    -----                       -----
Cash flows from operating activities:
   Net income                                                  $   452,000                 $   265,000
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                124,000                      75,000
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable               (276,000)                     33,000
         Decrease in income taxes receivable                       351,000                     151,000
         (Increase) in prepaid expenses and other
            assets                                                 (38,000)                    (23,000)
         (Decrease) in accounts payable and
            accrued expenses                                      (238,000)                     (6,000)
         Increase in income taxes payable                          180,000
         Increase in estimated third party payor
            settlements                                            498,000
                                                               -----------                 -----------
              Net cash provided by operating activities          1,053,000                     495,000
                                                               -----------                 -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                     (13,000)                    (34,000)
     Purchase of investments                                                                   (12,000)
     Purchase of Nurse Care, Inc., net of cash acquired         (2,595,000)
                                                               -----------                 -----------
              Net cash (used in) investing activities           (2,608,000)                    (46,000)
                                                               -----------                 -----------

Cash flows from financing activities:
     Decrease in notes receivable                                   89,000                       5,000
     Principal payments under capital lease obligations             (7,000)                     (7,000)
                                                               -----------                 -----------
              Net cash provided by (used in) financing
                activities                                          82,000                      (2,000)
                                                               -----------                 -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                           (1,473,000)                   447,000

Cash and cash equivalents-beginning of period                    9,237,000                   5,017,000
                                                               -----------                 -----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                         $7,764,000                  $5,464,000
                                                               ===========                 ===========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
      Taxes                                                       $298,000                    $ 80,000
      Interest                                                       5,000                       2,000

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
                                                           ============


NOTE 3 - RECLASSIFICATION

     Certain  amounts  in  the  October  31,  1994  consolidated   statement  of
operations   have  been   reclassified  to  conform  to  the  October  31,  1995
consolidated statement of operations.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
----------------------------------------------

     For the three months ended October 31, 1995, revenues increased by $4,344,000, or 76% from $5,730,000 for the three months ended October 31, 1994 to $10,074,000 for the three months ended October 31, 1995. Approximately $3,692,000 or 85% of this increase is attributable to the acquisition of New England. In addition, revenues from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $637,000 or 11% from the corresponding period of 1994. This increase was the result of additional volume from existing contracts with certified home health care agencies and other long-term provider programs. In addition, approximately $225,000 of this increase is attributable to the expansion of services by Health Acquisition Corp., in April 1995 to include home care pediatric skilled nursing services for medically fragile children and their families.

     Cost of revenues as a percentage of revenue increased from 62% for the three months ended October 31, 1994 to 63% for the three months ended October 31, 1995. This increase is primarily attributable to the acquisition of New England, which has higher cost of revenues as a result of its revenue generated from Medicare patients being limited to cost reimbursement principles.

     General and administrative expenses as percentage of revenue decreased from 30% as a percentage of revenue for the three months ended October 31, 1994 to 29% for the three months ended October 31, 1995. General and administrative expenses excluding those relating to New England, decreased $79,000 from the corresponding period of 1994. This decrease is primarily due to certain non-recurring professional fees incurred in the quarter ended October 31, 1994.

     Amortization increased from $37,000 to $73,000 for the three months ended October 31, 1995 as a result of the recognition of goodwill in connection with the acquisition of New England.

     As a result of the foregoing, net income for the three months ended October 31, 1995 was $452,000 as compared to a net income of $265,000 for the three months ended October 31, 1994.

     The rate of inflation had no material effect on operations for the three months ended October 31, 1995.


Financial Condition and Capital Resources
-----------------------------------------

     Current assets and current liabilities increased to $18,048,000 and $4,053,000, respectively, at October 31, 1995 representing an increase of $1,805,000 and $3,116,000, respectively, over July 31, 1995. The current ratio decreased to 4.45x at October 31, 1995 versus 17.34x at July 31, 1995. This decrease is primarily attributable to the acquisition of New England.

     Net cash provided by operating activities was $1,053,000 for the three months ended October 31, 1995, as compared to net cash provided by operating activities of $495,000 for the three months ended October 31, 1994. This increase is primarily attributable to increases in net income, depreciation and amortization and estimated third party payor settlements. Historically, the Company has financed its working capital requirements through cash flows from operating activities. Net cash used in investing activities for the three months ended October 31, 1995 reflects the purchase of equipment and the purchase of New England. For the three months ended October 31, 1994, net cash used in investing activities consists of the purchase of equipment and the purchase of investment. Net cash provided by financing activities for the three months ended October 31, 1995 and 1994 reflects the decrease in notes receivable offset by the principal payments under capital lease obligations.

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

     The Company has agreed in principle that a subsidiary comprised of substantially all of its Florida operations, consisting of the operations of Brevard Medical Center, Inc., and First Health, Inc., will conduct an underwritten initial public offering of 1,200,000 shares of common stock at a proposed price of $5.00 per share. Upon completion of the offering, the public would own approximately 50%, and the Company would retain approximately 36% of the outstanding common stock of the issuer on a fully-diluted basis. The planning for the proposed offering is in initial stages and planning for the proposed offering is in initial stages and there can be no assurance that the offering will be consummated as currently contemplated, if at all. The offering would be made only by means of a prospectus.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 National Home Health Care Corp.



Date:  March 22, 1996                           /s/ ROBERT P. HELLER
                                                 ----------------------------
                                                 Robert P. Heller
                                                 Vice President of Finance,
                                                 Chief Financial
                                                 and Accounting Officer