Form 10-Q
period 1996-04-30
NATIONAL HOME HEALTH CARE CORP
filed 1996-06-13
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 1996

                                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________  to  ____________


                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
          -------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                      22-2981141
           --------                                      ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale, New York 10583
                ------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

         Registrant's Telephone Number Including Area Code: 914-722-9000
                                                            ------------
- --------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of June 12, 1996 was 4,806,907.

                        NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1996



PART I.   FINANCIAL INFORMATION                                            Page

Item 1.   Financial Statements


          Consolidated  Balance  Sheets as of April 30, 1996
          and July 31, 1995 (unaudited)                                     3-4

          Consolidated  Statements  of  Operations  for  the
          three  months  ended  April 30, 1996 and April 30,
          1995 and nine  months  ended  April  30,  1996 and
          April 30, 1995 (unaudited)                                         5

          Consolidated Statements of Cash Flows for the nine
          months  ended  April 30,  1996 and April 30,  1995
          (unaudited)                                                        6

          Notes to  Consolidated  Financial  Statements                     7-8

Item 2.   Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations                              9-10

PART II.  OTHER INFORMATION                                                  11

Item 6.   Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                   12

                   NATIONAL HOME HEALTH CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                   April 30, 1996  July 31, 1995
                                                      -----------    -----------
ASSETS

Current assets:
    Cash and cash equivalents                         $ 8,772,000    $ 9,237,000
    Investments                                           528,000        813,000
    Accounts receivable -
         less allowance for doubtful accounts
         of $419,000 at April 30, 1996 and
         $99,000 at July 31, 1995                       8,404,000      5,338,000
    Notes receivable                                        - - -        349,000
    Income taxes receivable                                 - - -         72,000
    Prepaid expenses and other assets                     511,000        354,000
    Deferred taxes                                        190,000         80,000
                                                      -----------    -----------
              Total current assets                     18,405,000     16,243,000
    Furniture, equipment and leasehold
         improvements, net                                447,000        445,000
    Notes receivable - noncurrent                           - - -        690,000
    Excess of cost over fair value of net
         assets of businesses acquired, net             2,807,000      1,036,000
    Other intangible assets, net                          220,000        342,000
    Deposits and other assets                             121,000        109,000
                                                      -----------    -----------
              TOTAL                                   $22,000,000    $18,865,000
                                                      ===========    ===========

(Continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                   April 30, 1996  July 31, 1995
                                                      -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses         $  1,435,000  $    910,000
       Capital lease obligations-current                   21,000        27,000
       Estimated third-party payor settlements          1,008,000         - - -
       Income taxes payable                                95,000         - - -
                                                     ------------  ------------

               Total current liabilities                2,559,000       937,000

Capital lease obligations-noncurrent                        - - -        14,000
                                                     ------------  ------------

               Total liabilities                        2,559,000       951,000

Stockholders' equity:
       Common stock, $.001 par value; authorized
               20,000,000 shares, issued 5,699,907
               shares and 5,673,075 shares                  6,000         6,000
       Additional paid-in capital                      15,622,000    15,552,000
       Retained earnings                                4,764,000     3,307,000
                                                     ------------  ------------
                                                       20,392,000    18,865,000

       Less treasury stock (955,000 shares) at cost      (951,000)     (951,000)
                                                     ------------  ------------

               Total stockholders' equity              19,441,000    17,914,000
                                                     ------------  ------------

                          TOTAL                      $ 22,000,000  $ 18,865,000
                                                     ============  ============



          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               For the three months ended               For the nine months ended
                                                        April 30,                               April 30,
                                             -----------------------------------------------------------------------
                                                1996                 1995               1996                 1995
                                             -----------         -----------         -----------         -----------
Patient service revenues                     $ 9,760,000         $ 6,296,000         $29,800,000         $18,070,000
                                             -----------         -----------         -----------         -----------
Operating expenses:
    Cost of revenues                           6,245,000           3,873,000          18,954,000          11,092,000
    General and administrative                 2,571,000           1,788,000           8,226,000           5,331,000
    Amortization                                  73,000              43,000             219,000             115,000
                                             -----------         -----------         -----------         -----------
          Total operating expenses             8,889,000           5,704,000          27,399,000          16,538,000
                                             -----------         -----------         -----------         -----------
Income from operations                           871,000             592,000           2,401,000           1,532,000
Other income:
    Interest income                               99,000             118,000             302,000             283,000
                                             -----------         -----------         -----------         -----------
Income from operations before
taxes                                            970,000             710,000           2,703,000           1,815,000
Provision for income taxes                       437,000             310,000           1,246,000             815,000
                                             -----------         -----------         -----------         -----------
NET INCOME                                   $   533,000         $   400,000         $ 1,457,000         $ 1,000,000
                                             ===========         ===========         ===========         ===========
Net income per share of
    common stock                             $      0.11         $      0.08         $      0.31         $      0.21
                                             ===========         ===========         ===========         ===========
Weighted average shares                        4,741,840           4,776,794           4,726,228           4,775,071
    outstanding


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      For the nine months ended April 30,
                                                                      -----------------------------------
                                                                            1996               1995
                                                                        -----------        -----------
Cash flows from operating activities:
   Net income                                                           $ 1,457,000        $ 1,000,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                        374,000            233,000
       Deferred tax                                                           - - -            120,000
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable                                 (138,000)          (887,000)
         Decrease in income taxes receivable                                446,000          2,410,000
         (Increase) in prepaid expenses and other assets                   (155,000)            (3,000)
         (Decrease) in accounts payable and accrued expenses               (273,000)          (133,000)
         (Decrease) in estimated third party payor settlements             (864,000)             - - -
         (Decrease) in reserve for state income tax settlement                - - -           (300,000)
                                                                        -----------        -----------
                   Net cash provided by operating activities                847,000          2,440,000
                                                                        -----------        -----------
Cash flows from investing activities:
          Purchase of property, plant and equipment                        (91,000)           (86,000)
          Proceeds (purchase) of investments                               285,000         (4,271,000)
          Purchase of Nurse Care, Inc., net of cash acquired            (2,595,000)             - - -
          Purchase of assets of businesses                                   - - -           (225,000)
                                                                        -----------        -----------
                   Net cash (used in) investing activities              (2,401,000)        (4,582,000)
                                                                        -----------        -----------

Cash flows from financing activities:
          Decrease in notes receivable                                    1,039,000            155,000
          Principal payments under capital lease obligations                (20,000)           (23,000)
          Proceeds from exercise of stock options                            70,000              8,000
          Purchase of treasury shares                                         - - -           (208,000)
                                                                        -----------        -----------
                  Net cash provided by (used in) financing activities     1,089,000            (68,000)
                                                                        -----------        -----------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             (465,000)        (2,210,000)
Cash and cash equivalents-beginning of period                             9,237,000          5,017,000
                                                                        -----------        -----------
CASH AND CASH EQUIVALENTS-END OF
   PERIOD                                                               $ 8,772,000        $ 2,807,000
                                                                        ===========        ===========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Taxes                                                                $ 1,263,000        $   405,000
   Interest                                                                  13,000              8,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.


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

                                        Unaudited            Unaudited
                                    Three months ended    Nine months ended
                                      April 30, 1995       April 30, 1995
                                      --------------       --------------

Patient service revenues               $10,294,000          $30,063,000
Operating expenses                       9,545,000           28,060,000
                                       -----------          -----------

Income from operations                 $   749,000          $ 2,003,000

Net income                             $   452,000          $ 1,155,000
                                       ===========          ===========

Net income per share                   $       .09          $       .24
                                       ===========          ===========

NOTE 3 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

           On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly-owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. The initial public offering consisted of the sale of 1,300,000 shares at a price of $5.00 per share. H.J. Meyers & Co., Inc. and Richter & Co., Inc. acted as the underwriters in the offering. On June 6, 1996, the underwriters exercised an over-allotment option to purchase an additional 195,000 shares at a price of $5.00. The Company continues to own 900,000 shares, or approximately 37.6%, of SunStar. In connection with the SunStar offering, the Company will recognize a one time gain of approximately $900,000, net of taxes, in the fiscal quarter ending July 31, 1996. Subsequently, the Company will use the equity method to account for its investment in SunStar.

NOTE 4 - RECLASSIFICATION

           Certain amounts in the April 30, 1995 consolidated statements of operations have been reclassified to conform to the April 30, 1996 consolidated statements of operations.

NOTE 5 - INCOME TAXES

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
- ----------------------------------------------

           For the three months ended April 30, 1996, patient service revenues increased by $3,464,000, or 55%, from $6,296,000 for the three months ended April 30, 1995 to $9,760,000 for the three months ended April 30, 1996. This increase is attributable to the acquisition of New England.

           Cost of revenue as a percentage of revenue increased from 62% for the three months ended April 30, 1995 to 64% for the three months ended April 30, 1996. This increase is primarily attributable to the acquisition of New England, which has higher cost of revenue as a result of revenue generated from its Medicare patients being limited to cost reimbursement principles.

           General and administrative expenses as a percentage of revenue decreased from 28% for the three months ended April 30, 1995 to 26% for the three months ended April 30, 1996. General and administrative expenses excluding those relating to New England decreased approximately $215,000 or 12% from the three months ended April 30, 1995. This decrease is attributable to the decrease in administrative salaries in New York and the implementation of cost-control measures in connection with the shift in the healthcare industry towards managed care in Florida.

           Amortization of intangibles increased from $43,000 to $73,000 for the three months ended April 30, 1996 primarily as a result of the recognition of goodwill in connection with the acquisition of New England.

           As a result of the foregoing, net income for the three months ended April 30, 1996 was $533,000, or $.11 per share, as compared to a net income of $400,000, or $.08 per share, for the three months ended April 30, 1995.

           For the nine months ended April 30, 1996, patient service revenues increased by $11,730,000, or 65% from $18,070,000 for the nine months ended April 30, 1995 to $29,800,000 for the nine months ended April 30, 1996. Approximately $10,624,000 or 91% of this increase is attributable to the acquisition of New England. Patient service revenues from Health Acquisition Corp. increased $1,229,000 or 9% from the nine months ended April 30, 1995. This increase was the result of additional volume from existing contracts, as well as the expansion of services to include home care pediatric skilled nursing services for medically fragile children and their families.

           Cost of revenue as a percentage of revenue increased from 61% for the nine months ended April 30, 1995 to 64% for the nine months ended April 30, 1996. This increase is attributable to the acquisition of New England, which has higher cost of revenue as a result of revenue generated from its Medicare patients being limited to cost reimbursement principles.

           General and administrative expenses as a percentage of revenue decreased from 29% of revenue for the nine months ended April 30, 1995 to 28% for the nine months ended April 30, 1996. General and administrative expenses excluding those related to New England decreased $202,000 or 4% from the corresponding period of 1995. This decrease is explained in the above three month discussion. New England's general and administrative expenses as a percentage of revenue for the nine months ended April 30, 1996 was 29%.

           Amortization of intangibles increased from $115,000 to $219,000 for the nine months ended April 30, 1996 primarily as a result of the recognition of goodwill in connection with the acquisition of New England.

           As a result of the foregoing, net income for the nine months ended April 30, 1996 was $1,457,000, or $.31 per share, as compared to a net income of $1,000,000, or $.21 per share, for the nine months ended April 30, 1995.

           The rate of inflation had no material effect on operations for the nine months ended April 30, 1996.


Financial Condition and Capital Resources
- -----------------------------------------

           Current assets and current liabilities increased to approximately $18,405,000 and $2,559,000, respectively, at April 30, 1996, representing an increase of approximately $2,162,000 and $1,622,000, respectively, from July 31, 1995. These results increased working capital by $540,000 from $15,306,000 at July 31, 1995 to $15,846,000 at April 30, 1996. As a result of the acquisition of New England, the current ratio decreased from 17.3x at July 31, 1995 to 7.2x at April 30, 1996.

           The Company provided net cash from operating activities of $847,000 for the nine months ended April 30, 1996 as compared to net cash provided by operating activities of $2,440,000 for the nine months ended April 30, 1995. This decrease is primarily attributable to the tax carryback claims received in the preceding fiscal year. Historically, the Company has financed its working capital requirements through cash flow from operating activities. Net cash used in investing activities for the nine months ended April 30, 1996 reflects the purchase of equipment and the purchase of Nurse Care, Inc., offset by proceeds from investments. For the nine months ended April 30, 1995, net cash used in investing activities consisted of the purchase of equipment and the purchase of investments. The Company realized net cash from financing activities for the nine months ended April 30, 1996 from the Company receiving a lump sum payment on notes receivable and proceeds from the exercise of stock options, offset by payments made under capital lease obligations. For the nine months ended April 30, 1995, the Company used cash in financing activities for the purchase of treasury shares and payments under capital lease obligations, offset by the payments received on notes receivable and proceeds from the exercise of stock options.

           The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. In addition, the Company has available a $2,000,000 secured offering line of credit and New England has a secured advised line of credit. The maximum amount of the New England line shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both facilities bear interest at the alternate base commercial lending rate of the lender and expire December 31, 1996. As of April 30, 1996, there were no outstanding balances under either line of credit.

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


                                             National Home Health Care Corp.



Date: June 12, 1996                           /s/ Robert P. Heller
                                             ---------------------
                                             Robert P. Heller
                                             Vice President of Finance,
                                             Chief Financial
                                             and Accounting Officer