Form 10-K
period 1996-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1996-10-29
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1996           Commission File Number 0-12927

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

                     Yes  [X]               No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of October 25, 1996, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $19,228,699, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 25, 1996 was 4,806,907.

Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders (which Proxy Statement will be filed with the Securities and Exchange Commission on or before November 28, 1996) are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

           National Home Health Care Corp. (the "Company") is a Delaware corporation which was incorporated on July 27, 1983 under the name of Family Treatment Centers of America, Inc. Effective December 14, 1984, the Company changed its name to National HMO Corp. and effective December 20, 1991, the Company changed its name to National Home Health Care Corp. The Company completed its initial public offering in December 1983. The Company is a provider of home health care services throughout the New York City metropolitan area and Long Island in the State of New York and in both Fairfield and New Haven Counties in the State of Connecticut.

           The Company has three operating subsidiaries:

           * Health Acquisition Corp., formerly Allen Health Care Services, Inc., a New York corporation, of which Allen Health Care Services ("Allen Health Care") is the sole operating division.

           * New England Home Care, Inc., a Connecticut corporation ("New England"), which conducts business in the State of Connecticut.

           *          Nurse  Care,  Inc.,  a  Connecticut   corporation  ("Nurse
                      Care"),   which   conducts   business   in  the  State  of
                      Connecticut.

           In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc. was reorganized as SunStar Healthcare, Inc. ("SunStar") a newly-formed, wholly-owned subsidiary of the Company. On May 21, 1996, the initial public offering of common stock by SunStar was consummated, thus reducing the Company's ownership percentage of SunStar to approximately 37.6%. As a result, SunStar is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in SunStar using the equity method of accounting.

HEALTH ACQUISITION CORP.
ALLEN HEALTH CARE SERVICES

           Allen Health Care maintains its principal administrative office in Jamaica, New York and has satellite offices in New York City, Farmingdale, Mineola and Hempstead, New York. The Company provides personal home health care services, including registered nurses, personal care aides, home health aides and homemakers in the following counties in the State of New York: Nassau, Suffolk, Queens, Kings, New York and the Bronx. All personnel are licensed or are agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis.

Allen Health Care is a participating provider in both the Nassau and Suffolk Counties Department of Social Services Medicaid Programs. The Public Health Council of the State of New York Department of Health has approved the application for licensure of Health Acquisition Corp. d/b/a Allen Health Care with no limited life restrictions.

           Allen Health Care was resurveyed during the past fiscal year by the Joint Commission of Accreditation of Health Care Organizations (JCAHO), the accrediting body for all health-care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The resurvey resulted in Allen Health Care extending their accredited status through the year 1999. Reimbursement for the company's services is primarily provided by the Department of Social Services of both Nassau and Suffolk Counties, New York, as well as by certified home health care agencies and long term health care provider programs which contract with the company. In addition, services of this subsidiary were expanded in 1995 to include home care pediatric skilled nursing for medically fragile children and their families.

           Allen Health Care provides home health care services to its clients twenty-four hours per day, seven days per week. Although the company's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health Regulations and Contract Requirements, visit patients regularly and review the records of service which are completed by the home health and personal care aides daily. These records are maintained by Allen Health Care. In addition, the home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and the professional staff.

           To a large extent, Allen Health Care's growth potential depends upon its ability to recruit and maintain qualified personnel. The company's training programs for home health aides and personal care aides have been approved by the New York State Department of Health. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

NEW ENGLAND HOME CARE

           On August 4, 1995, the Company consummated the acquisition of 100% of the capital stock of Nurse Care, Inc. ("Nurse Care"), the parent company of New England Home Care ("New England") for $3,150,000 in cash. In addition, one of the two former shareholders of Nurse Care entered into a one-year employment contract as the Administrator of New England with a base salary of $125,000. The other former shareholder entered into a one-year consulting agreement to provide certain consulting services with respect to the operations of New England in consideration of $20,000 in consulting fees. During the fiscal year ended July 31, 1996, Nurse Care contributed all of the outstanding shares of New England to National Home Health Care Corp., whereby New England as well as Nurse Care, became a direct, wholly-owned subsidiary of the Company.

           New England is a Medicare certified and licensed home health care company in the State of Connecticut. In December 1995, New England received JCAHO accreditation through the year 1998. The company provides a wide variety of skilled nursing services including physical therapy, speech therapy, occupational therapy and social work throughout Fairfield and New Haven Counties in the State of Connecticut. In addition, the Company has recently added mental health, pediatric and perinatal specialty nursing services. New England maintains its principal administrative office in Milford, Connecticut, and has branch offices in Norwalk, Hamden and Waterbury, and satellite offices in Danbury and Seymour. Reimbursement for New England's services is primarily provided by the Federal Medicare Program and the State of Connecticut Medicaid Programs. Additional sources of revenue are from managed care programs and commercial insurance carriers.

NURSE CARE

           Nurse Care is a licensed home health care company providing home health aide services throughout Fairfield and New Haven Counties, Connecticut. In December 1995, Nurse Care received JCAHO accreditation through the year 1998. Similar to the operations of New England, Nurse Care maintains its principal administrative office in Milford, Connecticut and has satellite offices in Norwalk, Hamden, Waterbury, Danbury and Seymour. Reimbursement for Nurse Care's services is primarily provided by New England, which subcontracts all of its home health aide services from Nurse Care and from hospices and other certified home care agencies.

NATIONAL HMO (NEW YORK), INC.

           On April 30, 1994, Boro Medical P.C. and Boro Health Care of Union, P.C. (collectively "Boro Medical"), a medical provider to which National HMO (New York), Inc. ("National New York") and National HMO Corp. of Elizabeth, Inc. ("National Elizabeth") provided non-medical and administrative management services, terminated its relationship with National New York and National
Elizabeth. In addition, on April 30, 1994, National New York and National Elizabeth entered into an asset purchase agreement with Boro Medical. Under the terms of the agreement, as consideration for the sale by National New York and National Elizabeth of certain assets, Boro Medical agreed to pay a purchase price of $750,000, as well as all outstanding management fees due to National New York through April 30, 1994 in the aggregate amount of $500,000. Boro Medical delivered at closing five-year and three-year promissory notes in the aggregate amounts of $750,000 and $500,000, respectively, each at an interest rate of seven percent. In May 1996, the promissory notes were paid in full. The leases at all of the medical offices subject to the former relationship were assumed by Boro Medical and National New York and National Elizabeth were released from any further obligations under the applicable lease agreements. In addition, National New York, National Elizabeth and certain of its officers and Boro Medical and certain of its officers delivered mutual releases with respect to all prior claims that may have existed between them relating to their former relationship and further agreed not to compete with one another in certain operations and in specific areas relating to their respective businesses.

           In addition, in July 1994, National New York terminated its management agreement with the dental practitioner to which it also provided administrative and management services. Accordingly, the Company has reclassified its financial statements to show separately the results of discontinued operations. See "Notes to Financial Statements - Discontinued Operations".

INSURANCE

           The Company and its subsidiaries maintain professional malpractice liability coverage on professionals employed in the rendering of health care services providing coverage in an amount of up to $1,000,000 per occurrence and up to $6,000,000 in the aggregate and coverage for the customary risks inherent in the operation of business in general. Recent market conditions with respect to liability insurances have caused wide fluctuations in the cost and availability of coverage. The Company carries directors and officers liability with a limit of $2,000,000. While the Company believes its insurance policies are adequate in the amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES AND LABOR RELATIONS

           As of October 27, 1996, the Company had approximately 1,600 full and part-time employees of whom 15 were employed in various management capacities and 3 were employed in marketing capacities. None of the Company's employees is represented by a labor organization. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by the appropriate authorities.

COMPETITION

           The home health care field is highly competitive. The Company is competing with numerous other licensed as well as certified home health care agencies. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals.

           The Company's ability to attract a staff of highly trained personnel is a material element of its business. There currently is intense competition for qualified personnel and there can be no assurance that the Company will be successful in maintaining or in securing additional qualified personnel. The Company recruits personnel principally through referral from existing personnel and through newspaper advertisements.

CUSTOMERS

           One or more customers have each accounted for more than 10% of the Company's revenues. For the fiscal years ended July 31, 1996, 1995 and 1994, VNS Home Care, a non-profit Medicare certified home health care agency, accounted for 24%, 40% and 39%, respectively, and the State of New York, Department of Social Service personal care aide program for the counties of Suffolk and Nassau accounted for 7%, 13% and 17%, respectively, of the Company's consolidated net patient revenues from continuing operations. The total loss of any of the foregoing customers would have a material adverse effect on the Company.

GOVERNMENT REGULATIONS AND LICENSING

           The health care industry is highly regulated. The Company's business is subject to substantial and frequently changing regulations by Federal and state authorities. The Company must comply with state licensing requirements as well as state eligibility standards for certification as a Medicare and Medicaid provider.

           In recent years, a number of legislative proposals have been made in Congress and in state legislatures that could effect major changes in the health care system. Many of the proposals include cost containment features that could lower Medicare and Medicaid reimbursement rates and otherwise change the environment in which the Company operates. The Company cannot predict with any certainty what impact, if any, these proposals might have on the Company's business.

           The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary licenses and other approvals in compliance with applicable health care regulations.

MEDICARE FRAUD AND ABUSE

           Provisions of the Social Security Act under Medicare and Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or a state health care program. In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company believes that its current operations are not in violation of the anti-kickback statute.

REGULATORY COMPLIANCE

           The Company believes that health care regulations will continue to change and, therefore, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the

Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

ITEM 2.  PROPERTIES.

           The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2000. The following sets forth the location, approximate square footage, use of each office and expiration date of each lease:


                     Approximate                            Expiration Date
    Location         Square Feet         Use                  of Lease
    --------         -----------    --------------          ---------------

Scarsdale, NY           2,095     Corporation headquarters  July 31, 1997
Queens, NY              5,200     Administrative office     January 31, 1998
Farmingdale, NY         3,519     Satellite office          April 30, 1997
Hempstead, NY             700     Satellite office          Month to Month
Mineola, NY             1,300     Satellite office          July 31, 1997
Manhattan, NY           1,265     Satellite office          April 30, 1997
Milford, CT             9,600     Administrative office     May 31, 1997
Norwalk, CT             2,772     Branch office             May 31, 1999
Hamden, CT              2,605     Branch office             July 31, 1998
Waterbury, CT           2,000     Branch office             July 31, 2000
Seymour, CT             2,000     Satellite office          May 31, 1997
Danbury, CT             1,200     Satellite office          November 30, 1996

           The Company believes that its office facilities are adequate for the conduct of its existing operations. The Company regularly evaluates the suitability and the overall adequacy of its various offices. The Company believes that it will be able to renew or find adequate replacement offices for all leases which will expire in the current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

           In the ordinary course of business, the Company is subject, from time to time, to claims and legal actions. No material actions are currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
             AND RELATED STOCKHOLDER MATTERS.

           (A)       Market Information

           The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 1995 and July 31, 1996. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                       Market Prices
                                           -------------------------------------
                                                High                    Low
Year ended July 31, 1995

1st Quarter                                    $3.75                  $2.00
2nd Quarter                                     3.88                   2.13
3rd Quarter                                     4.00                   2.75
4th Quarter                                     3.75                   2.75


Year ended July 31, 1996

1st Quarter                                    $4.38                  $3.13
2nd Quarter                                     7.13                   3.88
3rd Quarter                                     7.00                   4.50
4th Quarter                                     7.75                   5.50

           (B)       Holders

           There were approximately 171 holders of record of Common Stock as of October 25, 1996 excluding shares held by depository companies for certain beneficial owners.

           (C)       Dividends

           The Company has not declared or paid any cash dividends on its shares of Common Stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business, and, accordingly, it does not intend to pay cash dividends. On October 21, 1996, the Board of Directors of the Company declared a 6% stock dividend payable December 4, 1996 to stockholders of record on November 8, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

           The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Consolidated Financial Statements of the Company, which have been audited by Richard A. Eisner & Company, LLP, independent auditors.

           The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.

                                                                    Fiscal Years Ended July 31,
                                            --------------------------------------------------------------------------
                                                 1996           1995           1994            1993            1992
                                            --------------------------------------------------------------------------
Revenues                                    $ 38,830,000   $ 24,556,000   $ 20,115,000    $ 18,059,000    $ 16,230,000
Net income from continuing operations
before gain resulting from subsidiary's
stock offering                                 2,336,000      1,426,000      1,218,000       1,309,000       1,189,000
Net income from continuing operations
before gain resulting from subsidiary's
stock offering per share                            0.46           0.28           0.24            0.25            0.23
Net income resulting from subsidiary's
stock offering                                 1,021,000           --             --              --              --
Net income resulting from subsidiary's
stock offering per share                            0.21           --             --              --              --
Net income from continuing operations          3,357,000      1,426,000      1,218,000       1,309,000       1,189,000
Net income from continuing operations per
share                                               0.67           0.28           0.24            0.25            0.23
New income (loss) from discontinued
operations                                          --             --       (3,472,000)       (461,000)        658,000
Net income (loss) from discontinued
operations per share                                --             --            (0.68)          (0.08)           0.13
Total Assets                                  24,421,000     18,865,000     17,926,000      20,309,000      19,106,000
Long Term Obligations                            524,000           --           40,000          77,000         146,000


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

           On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly-owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns approximately 37.6% of SunStar. The operations of SunStar prior to the offering are reflected in the Company's financial statements as
continuing   operations.   See  "Notes  to   Financial   Statements   -  Segment
Information."

           On August 4, 1995, the Company completed the purchase of Nurse Care, Inc. ("Nurse Care"), and it's wholly-owned subsidiary, New England Home Care, Inc. ("New England"). During the fiscal year ended July 31, 1996, Nurse Care contributed all of the outstanding stock of New England to the Company. New England is a Medicare certified and a licensed home health care company that provides a wide variety of skilled nursing services in Connecticut while Nurse Care is a licensed home health care company providing home health aide services in Connecticut. See "Notes to Financial Statements-Acquisitions."

           On April 30, 1994, Boro Medical, a medical provider to which National New York and National Elizabeth provided non-medical and administrative services, terminated its relationship with those subsidiaries. In addition, in July 1994, National New York terminated its relationship with the dental practice to which it also provided management services. See "Business - National HMO (New York), Inc." The results of operations for National New York and
National Elizabeth have been reflected in the financial statements as a discontinued operation. See "Notes to Financial Statements Discontinued Operations."

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

           Net patient revenue increased by approximately $14,274,000 or 58%, from $24,556,000 for the fiscal year ended July 31, 1995 ("fiscal 1995") to $38,830,000 for the fiscal year ended July 31, 1996 ("fiscal 1996"). Net patient revenue from home health care services increased approximately $15,781,000 or 81%. Approximately $14,475,000 or 92% of this increase is attributable to the acquisition of Nurse Care and New England. Health Acquisition Corp., the licensed home health care company providing home health care services in the New York metropolitan area had revenue increase by $1,306,000 or 7% from fiscal 1995. Net patient revenue recorded in fiscal 1996 from outpatient medical operations decreased $1,507,000 or 29% from $5,128,000 in fiscal 1995. This decrease is attributable to the Company recording only nine months of revenue in fiscal 1996, due to the change in ownership in the fourth quarter from 100% to approximately 37.6%.

           With the completion of the initial public offering of SunStar, the Company is now focused in home health care. Revenue from its home care operations have accounted for the majority of consolidated revenue and has historically generated the greatest operating margins for the Company. The Company believes there will be a continued increase in demand for home health care services as health care payors seek to find cost-effective alternatives to the rising costs of institutional care. The Company's acquisition of Nurse Care and New England reflects the Company's commitment to devoting significant resources to the expansion of its home health care services.

           Cost of revenue as a percentage of revenue was 64% for fiscal 1996 as compared to 61% in fiscal 1995. This increase is attributable to the acquisition of New England, which has higher cost of revenue as a result of revenue generated from its Medicare patients being limited to cost reimbursement principles. General and administrative expenses decreased from 29% of revenue in fiscal 1995 to 27% of revenue in fiscal 1996. This decrease is attributable to the increase in revenues being absorbed by existing general and administrative costs.

           The Company recorded a one-time net gain on the SunStar initial public offering in the amount of $1,024,000, adjusting its investment in SunStar to reflect the book value of its current approximate 37.6% interest. The Company also recorded a loss from equity investee of $10,000, representing its share of the SunStar loss for the quarter ended July 31, 1996.

           Interest income increased a nominal $2,000 to $412,000 in fiscal 1996 from $410,000 in fiscal 1995. Cash equivalents at July 31, 1996 were $8,226,000 as compared to $8,422,000 at July 31, 1995.

           The Company's effective tax rate decreased to 36% in fiscal 1996 as compared to 44% in the previous fiscal year. This decrease is attributable to the Company utilizing available state net operating loss deductions in the current fiscal year. The Company does not expect a similar impact from net operating loss deductions in the future.

           As a result of the foregoing, net income for fiscal 1996 increased to $3,357,000 from $1,426,000 for fiscal 1995, an increase of 135%.

YEAR ENDED JULY 31, 1995 COMPARED TO YEAR ENDED JULY 31, 1994

           Net patient revenue increased by approximately $4,440,000, or 22%, from $20,116,000 for the fiscal year ended July 31, 1994 ("fiscal 1994") to $24,556,000 for fiscal 1995. Approximately $3,270,000 or 74% of this increase is attributable to Health Acquisition Corp. During fiscal 1995, Health Acquisition Corp. was again successful in increasing the volume with existing customers and securing eight (8) new provider agreements. Services of this subsidiary were also expanded in April 1995 to include home care pediatric skilled nursing for medically fragile children and their families. Revenues generated from this expansion of services approximated $293,000 for the period from April through July 1995. Revenue from Brevard Medical Center, Inc. ("Brevard"), the subsidiary that operates outpatient medical centers in Brevard County, Florida, increased approximately $358,000, or 9% from fiscal 1994. As a result of the health care industry shifting toward managed care, Brevard was successful in becoming preferred providers for new managed care plans coming into the county. This increase in revenue is the direct result of additional capitation business generated from managed care plans, primarily from health maintenance organizations (HMO's), offset by a reduction in traditional fee-for-service business. Revenue from First Health, Inc. ("First Health"), the subsidiary that operates outpatient medical centers in Volusia County, Florida, increased approximately $812,000 from the previous fiscal year, as only three months were included in fiscal July 31, 1994 operations. The major source of revenue is from a large health maintenance organization, to which First Health is a preferred provider.

           Cost of revenue as a percentage of revenue was 61% for both fiscal 1995 and 1994. In preparation for becoming preferred providers for new managed care plans in Florida, the Company increased its medical provider costs in fiscal 1995 in expectation of securing additional managed care revenues. The actual increase was less than expected, resulting in a higher cost of revenue as a percentage of revenue from those operations. However, this higher percentage was offset by a decline in the cost of revenue as a percentage of revenues from home health care operations. General and administrative expenses increased to 29% of revenue in fiscal 1995 from 28% of revenue in fiscal 1994. This slight increase is primarily attributable to the added operating costs of the outpatient medical operations.

           Interest income increased approximately $249,000 or 155% from the previous fiscal year. This increase is attributable to interest earned on both the notes receivable from Boro Medical and the federal income tax refund received in fiscal 1995 of approximately $2,100,000 as a result of carryback claims.

           The Company's effective tax rate decreased to approximately 44% in fiscal 1995 as compared to 47% in fiscal 1994. This decrease is primarily attributable to federal income tax credits utilized in fiscal 1995.

           As a result of the foregoing, net income for fiscal 1995 increased to $1,426,000 from $1,218,000 for fiscal 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           At July 31, 1996, the Company had working capital of $16,228,000 as compared to working capital of $15,292,000 at July 31, 1995. Cash and cash equivalents at July 31, 1996 was $8,929,000 as compared with $9,237,000 at July 31, 1995.

           Net cash provided by operating activities was $1,066,000 in fiscal 1996 as compared with $3,496,000 in fiscal 1995. A reduction in income taxes receivable as a result of one-time tax carryback claims received in fiscal 1995 and an increase in estimated third party payor settlements substantially accounted for the decrease from fiscal 1995. The Company expects to generate sufficient cash flow from operations to meet its working capital requirements.

           Investing activities in fiscal 1996 used cash of $2,482,000 as compared to cash provided from investing activities of $681,000 in fiscal 1995. The acquisition of Nurse Care and the decrease in proceeds of investments primarily accounted for the decrease from fiscal 1995.

           Cash provided from financing activities in fiscal 1996 was $1,108,000 as compared to $43,000 in fiscal 1995. This increase is attributable to the increase in cash received on notes receivable and proceeds from the exercise of stock options in fiscal 1996 over fiscal 1995 and the purchase of treasury shares in fiscal 1995, offset by the cash surrendered in the subsidiary stock offering in fiscal 1996.

           The nature of the Company's business requires weekly payments to the health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted business and 30 days with respect to certain governmental payors, such as Medicare and Medicaid programs. For the fiscal year ended July 31, 1996 accounts receivable turnover decreased to 73 days from 92 days in the previous fiscal year. This decrease is attributable to the operations of New England as a significant amount of its revenue is derived from both Medicare and Medicaid programs.

           The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit shall not exceed the lesser of eligible accounts receivable or
$2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire December 31, 1996. At July 31, 1996, there were no outstanding balances under either line of credit.

           The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow and available lines of credit. The Company believes that its current cash balances and available credit will also allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

           The Internal Revenue Services conducted an examination of federal tax returns for the years ended July 31, 1991 through 1994. The Company received a refund of approximately $2,100,000 as a result of net operating loss carryback claims made in fiscal year ended July 31, 1994 and the years affected by the claims were examined. An immaterial preliminary assessment, subject to review, has been proposed.

IMPACT OF INFLATION AND SEASONALITY

           The impact of inflation on the Company was not material for the year ended July 31, 1996.

           The Company's business is not seasonal.

ECONOMIC OUTLOOK

           The home health care industry has become increasingly competitive and management believes this trend will continue in the future. This competition has lead to mergers between large well diversified home health care companies over the past years. Further, such companies have more acquisition and growth opportunities available to them. Additionally, there is tremendous competition for qualified personnel in the home health care industry. Management believes that it offers competitive salaries and benefit packages. There can be no assurance, however, that the Company will be successful in attracting and retaining qualified personnel. If unsuccessful, this could have a material adverse effect on the Company's business.

           Other than as set forth herein, the Company has no material commitments for capital expenditures as of July 31, 1996.

           In the opinion of management there will be no material impact on the financial statements of the Company from any recently issued accounting standards.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results (unaudited)

           The following table presents unaudited condensed financial data for the last eight fiscal quarters. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The following selected quarterly information should be read in conjunction with the consolidated financial statements included elsewhere herein.

                                                             First            Second            Third             Fourth
                                                            Quarter           Quarter          Quarter            Quarter
                                                        ---------------   ---------------   ----------------  ---------------
1995
----
Revenues                                                     $5,729,000        $6,045,000        $6,296,000        $6,486,000
Earnings from continuing operations                             265,000           334,000           401,000           426,000
Earnings per share from continuing operations                      0.05              0.07              0.08              0.08
Earnings per share                                                 0.05              0.07              0.08              0.08

1996
----

Revenues                                                     10,074,000         9,965,000         9,760,000         9,031,000
Earnings from continuing operations before gain
   resulting from subsidiary's stock offering                   452,000           471,000           533,000           887,000
Earnings resulting from subsidiary's stock
   offering                                                       - - -             - - -             - - -         1,014,000
Earnings from continuing operations before gain
   resulting from subsidiary's stock offering per
   share                                                           0.09              0.09              0.11              0.17
Earnings resulting from subsidiary's stock
   offering per share                                             - - -             - - -             - - -              0.21
Earnings per share                                                 0.09              0.09              0.11              0.38


           The other information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-22.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders to be held on December 9, 1996, and is incorporated herein by reference. The Company intends to files such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to July 31, 1996.

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

           (3)        Exhibits

                         NATIONAL HOME HEALTH CARE CORP.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

            FILED WITH THE ANNUAL REPORT OF THE COMPANY ON FORM 10-K



PART II ITEM 8:

   REPORT OF INDEPENDENT AUDITORS                              F-2

   CONSOLIDATED BALANCE SHEETS AS AT JULY 31, 1996
   AND 1995                                                    F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
   YEARS ENDED JULY 31, 1996, 1995 AND 1994                    F-4

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
   EQUITY FOR THE YEARS ENDED JULY 31, 1996, 1995
   AND 1994                                                    F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
   ENDED JULY 31, 1996, 1995 AND 1994                          F-6

   NOTES TO FINANCIAL STATEMENTS                               F-7

PART IV ITEM 14:

   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE                  F-29

   II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
        ENDED JULY 31, 1996, 1995 AND 1994                     F-30

Schedules Omitted

Other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to consolidated financial statements.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

           We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and subsidiaries as at July 31, 1996 and July 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and subsidiaries at July 31, 1996 and July 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended July 31, 1996, in conformity with generally accepted accounting principles.


New York, New York
October 21, 1996

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                July 31,
                                                A S S E T S                1996           1995
                                                -----------           ------------    ------------
Current assets:
   Cash (including cash equivalents of $8,226,000 and
     $8,422,000) (Note 10)  .......................................   $  8,929,000    $  9,237,000
   Investments - available for sale ...............................        528,000         813,000
   Accounts receivable (less allowance for doubtful
     accounts of $414,000 and $99,000) (Note 10)  .................      8,499,000       5,338,000
   Notes receivable (Note 3)  .....................................                        349,000
   Income taxes receivable ........................................        203,000          72,000
   Prepaid expenses and other assets ..............................        218,000         354,000
   Deferred taxes .................................................        304,000          80,000
                                                                      ------------    ------------

          Total current assets ....................................     18,681,000      16,243,000

Furniture, equipment and leasehold improvements, net
   (Notes 1 and 2)  ...............................................        319,000         445,000
Notes receivable - noncurrent (Note 3)  ...........................                        690,000
Excess of cost over fair value of net assets of
   businesses acquired (Notes 1 and 4)  ...........................      2,557,000       1,036,000
Other intangible assets (Note 5)  .................................        132,000         342,000
Deposits and other assets .........................................        110,000         109,000
Investment in unconsolidated investee (Note 6)  ...................      2,622,000
                                                                      ------------    ------------


          T O T A L ...............................................   $ 24,421,000    $ 18,865,000
                                                                      ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..........................   $  1,315,000    $    951,000
   Estimated third-party payor settlements ........................      1,078,000
                                                                      ------------    ------------

          Total current liabilities ...............................      2,393,000         951,000

Deferred tax liability - noncurrent (Note 9)  .....................        524,000
                                                                      ------------    ------------

          Total liabilities .......................................      2,917,000         951,000
                                                                      ------------    ------------

Commitments, contingencies and other matters
   (Notes 9 and 12)

Stockholders' equity (Note 11):
   Common stock, $.001 par value; authorized 20,000,000
     shares, issued 6,050,321 and 5,673,075 shares ................          6,000           6,000
   Additional paid-in capital .....................................     17,660,000      15,552,000
   Retained earnings ..............................................      4,789,000       3,307,000
                                                                      ------------    ------------

                                                                        22,455,000      18,865,000

   Less treasury stock (955,000 shares) - at cost .................       (951,000)       (951,000)
                                                                      ------------    ------------

          Total stockholders' equity ..............................     21,504,000      17,914,000
                                                                      ------------    ------------


          T O T A L ...............................................   $ 24,421,000    $ 18,865,000
                                                                      ============    ============

                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended July 31,
                                                        -------------------------------------------
                                                            1996            1995           1994
                                                        ------------    ------------   ------------
Net patient revenue (Note 10) .......................   $ 38,830,000    $ 24,556,000   $ 20,116,000
                                                        ------------    ------------   ------------

Operating expenses:
   Cost of revenue ..................................     24,798,000      15,032,000     12,178,000
   General and administrative .......................     10,472,000       7,213,000      5,618,000
   Amortization of intangibles ......................        294,000         169,000        186,000
                                                        ------------    ------------   ------------

          Total operating
            expenses ................................     35,564,000      22,414,000     17,982,000
                                                        ------------    ------------   ------------

Income from operations ..............................      3,266,000       2,142,000      2,134,000

Other income:
   Gain resulting from
     subsidiary's stock
     offering (Note 6)  .............................      1,548,000
   Interest income ..................................        412,000         410,000        161,000
   (Loss) from equity investee ......................        (10,000)
                                                        ------------    ------------   ------------


Income from continuing
   operations before taxes ..........................      5,216,000       2,552,000      2,295,000
Provision for income taxes
   (Note 9) .........................................      1,859,000       1,126,000      1,077,000
                                                        ------------    ------------   ------------

Income from continuing
   operations .......................................      3,357,000       1,426,000      1,218,000
                                                        ------------    ------------   ------------

Discontinued operations (Note 7):
     (Loss) from operations
       (net of income taxes
       of $40,000)  .................................                                       (32,000)
     (Loss) on disposals (net
       of income tax benefit of
       $2,734,000)  .................................                                    (3,440,000)
                                                        ------------    ------------   ------------
          T o t a l .................................                                    (3,472,000)
                                                        ------------    ------------   ------------

NET INCOME (LOSS) ...................................   $  3,357,000    $  1,426,000   $ (2,254,000)
                                                        ============    ============   ============


Net income (loss) per share of common stock (Note 1):
     Continuing operations ..........................   $        .67    $        .28   $        .24
     Discontinued operations ........................                                          (.68)
                                                        ------------    ------------   ------------

     Net income (loss) per
       share ........................................   $        .67    $        .28   $       (.44)
                                                        ============    ============   ============

                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Common Stock                                                Treasury Stock
                                            -----------------------------    Additional                    -------------------------
                                              Number of                        Paid-In        Retained     Number of
                                               Shares          Amount          Capital        Earnings       Shares        Cost
                                            ------------    ------------    ------------    ------------   ---------   ------------
Balance at July 31, 1993  .................    5,670,075    $      6,000    $ 15,544,000    $  4,135,000     891,000   $   (743,000)


Net (loss)  ...............................                                                   (2,254,000)
                                            ------------    ------------    ------------    ------------   ---------   ------------


Balance at July 31, 1994  .................    5,670,075           6,000      15,544,000       1,881,000     891,000       (743,000)


Net income ................................                                                    1,426,000


Acquisition of treasury shares, $3.25
   per share ..............................                                                                   64,000       (208,000)


Exercise of common stock options ..........        3,000                           8,000
                                            ------------    ------------    ------------    ------------   ---------   ------------


Balance at July 31, 1995  .................    5,673,075           6,000      15,552,000       3,307,000     955,000       (951,000)

Net income ................................                                                    3,357,000

Stock dividend declared on October 21, 1996      288,414                       1,875,000      (1,875,000)

Exercise of common stock options ..........       88,832                         233,000
                                            ------------    ------------    ------------    ------------   ---------   ------------


BALANCE AT JULY 31, 1996  .................    6,050,321    $      6,000    $ 17,660,000    $  4,789,000     955,000   $   (951,000)
                                            ============    ============    ============    ============   =========   ============

                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended July 31,
                                                                                -----------------------------------------
                                                                                    1996           1995           1994
                                                                                -----------    -----------    -----------
Cash flows from operating activities:
   Income from continuing operations ........................................   $ 3,357,000    $ 1,426,000    $ 1,218,000
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization ........................................       454,000        329,000        327,000
       (Settlement) provision for state income taxes ........................                     (300,000)        50,000
       Provision for doubtful accounts ......................................       123,000        173,000        141,000
       Deferred tax .........................................................       410,000        120,000        (20,000)
       (Gain) on subsidiary's stock offering ................................    (1,548,000)
       Loss from equity investee ............................................        10,000
       Changes in operating assets and liabilities:
         (Increase) in management fee receivable ............................                                     (52,000)
         (Increase) in accounts receivable ..................................      (544,000)      (688,000)      (323,000)
         (Increase) in prepaid expenses and other assets ....................       (65,000)      (130,000)      (146,000)
         (Decrease) increase in accounts payable, accrued expenses and
           other liabilities ................................................      (337,000)        13,000        190,000
         Decrease in income taxes receivable/payable ........................       207,000      2,553,000        445,000
         (Decrease) in estimated third party payor settlements ..............    (1,001,000)
         Cash provided by discontinued operations ...........................                                     985,000
                                                                                -----------    -----------    -----------
           Net cash provided by operating activities ........................     1,066,000      3,496,000      2,815,000
                                                                                -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements ..............      (172,000)       (94,000)       (76,000)
   Proceeds (purchase) of investments .......................................       285,000      1,000,000       (865,000)
   Purchase of assets of businesses .........................................                     (225,000)      (147,000)
   Purchase of Nurse Care, Inc., net of cash acquired .......................    (2,595,000)
   Cash (used in) discontinued operations ...................................                                    (174,000)
                                                                                -----------    -----------    -----------
           Net cash provided by (used in) investing activities ..............    (2,482,000)       681,000     (1,262,000)
                                                                                -----------    -----------    -----------

Cash flows from financing activities:
   Decrease in notes receivable .............................................     1,039,000        243,000
   Purchase of treasury shares ..............................................      (208,000)
   Proceeds from exercise of stock options ..................................       233,000          8,000
   Cash of subsidiary at date of stock offering (Note 6)  ...................      (164,000)
                                                                                -----------    -----------
           Net cash provided by financing activities ........................     1,108,000         43,000
                                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................      (308,000)     4,220,000      1,553,000

Cash and cash equivalents - beginning of year * .............................     9,237,000      5,017,000      3,464,000
                                                                                -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR .....................................   $ 8,929,000    $ 9,237,000    $ 5,017,000
                                                                                ===========    ===========    ===========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest ...............................................................   $    14,000    $    13,000    $    12,000
     Taxes ..................................................................     1,677,000        618,000        651,000

Supplemental disclosure of noncash investing and financing activities - see Notes 1[n], 6 and 8.


*  Includes cash of discontinued operations in 1994.

                 See accompanying notes to financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - Nature of Business and Summary of Significant Accounting
           Policies and Acquisition:

           [a]  Nature of business:

           National Home Health Care Corp. and subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized therapies. Up until May 1996, the Company was also engaged as a provider of outpatient medical services, see Note 6.

           [b]  Principles of consolidation:

           The  consolidated   financial  statements  include  the  accounts  of
National Home Health Care Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. During the fourth quarter of fiscal 1996, the Company's interest in its previously wholly-owned subsidiary, which provided outpatient medical services, was reduced to 37.6%. Accordingly, the Company began accounting for this entity using the equity method.

           [c]  Revenue recognition:

           Net patient revenue represents the estimated net realizable amounts from third party payors and patients. Approximately 39%, 13% and 17% of net patient revenue for the fiscal years ended July 31, 1996, 1995 and 1994, respectively, were derived under federal and state third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to examination and retroactive adjustment by agencies administering the programs. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for any potential adjustments. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

           [d]  Cash equivalents:


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


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

           [g]  Earnings (loss) per common share:

           Earnings (loss) per common share are computed using the weighted average number of common shares and dilutive common stock equivalents (options) outstanding during each period after giving retroactive effect to the stock dividend declared in October 1996. During the three years ended July 31, 1996, the options were not materially dilutive. The number of shares used in the calculation of earnings (loss) per share are 5,033,960 for the year ended July 31, 1996, 5,049,119 for the year ended July 31, 1995 and 5,067,489 for the year ended July 31, 1994.


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


           [h]  Investments:

           The Company's investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that, except for debt securities classified as "held-to maturity securities", investments in debt and equity securities be reported at fair value.

           Investment securities available for sale at July 31, 1996 and 1995 are summarized as follows:

                                                              1996       1995
                                                          Amortized  Amortized
                                                            Cost (1)   Cost (1)
                                                           ---------  --------
Certificate of deposit, maturing within one year. . . . .             $260,000
Floating rate debentures issued by New York State,
   maturing in one to five years. . . . . . . . . . . . .  $160,000    160,000
Floating rate debentures issued by New York State,
   maturing in five to ten years. . . . . . . . . . . . .   170,000    180,000
Floating rate debentures issued by New York State,
   maturity after ten years . . . . . . . . . . . . . . .   180,000    195,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . .    18,000     18,000
                                                           ---------  --------
                                                           $528,000   $813,000
                                                           ========   ========

(1) Amortized cost approximates market value. Accordingly, there is no unrealized holding gain or loss.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - Nature of Business and Summary of Significant Accounting
           Policies:  (continued)

           [i]  Reclassifications:

           Certain items in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

           [j]  Fair value of financial instruments:

           The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

           [k]  Recently issued accounting pronouncements:

           In March 1995 and October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for the Long Lived Assets to be Disposed of", and Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", respectively. SFAS 121 is effective for the Company's fiscal year ended July 31, 1997 and SFAS 123 has various effective and transition dates. The Company believes adoption of SFAS 121 and SFAS 123 will not have a material impact on its financial statements. The Company expects to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosures in conformity with the fair values based method of SFAS 123.

           [l]  Use of estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


primarily to goodwill, depreciable assets and valuation reserves for accounts receivable and deferred tax assets.

           [m]  Workers compensation:

           The Company self-insures up to specified limits certain risks related to workers' compensation liability. The estimated costs of existing and future claims under the insurance program are accrued as incidents occur based upon historical loss development trends and may be subsequently revised based on developments relating to such claims.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1) - Nature of Business and Summary of Significant Accounting
           Policies:  (continued)

           [n]   Stock dividend:

           On October 21, 1996 a 6% stock dividend was declared by the Board of Directors for shareholders of record on November 8, 1996. The stock dividend is payable on December 4, 1996 and all stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.


(NOTE 2) - Furniture, Equipment and Leasehold Improvements:

           Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:
                                           July 31,
                                      1996         1995
                                      ----         ----
          Equipment, furniture
             and fixtures. . . . .  $604,000   $1,562,000
          Leasehold improvements .   140,000      368,000

                                     744,000    1,930,000
          Less accumulated
             depreciation and
             amortization. . . . .   425,000    1,485,000
                                   ---------   ----------

                    B a l a n c e.  $319,000   $  445,000
                                   =========   ==========

The net book value of furniture and equipment held under capital leases was $20,000 and $79,000 at July 31, 1996 and July 31, 1995, respectively.
Depreciation expense includes depreciation on assets held under capital leases.


(NOTE 3) - Notes Receivable:

           In April 1994, as a result of the sale of assets discussed in Note 7, the Company received promissory notes aggregating $750,000. The Company also received a promissory note for $500,000 for the balance of

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


management fees previously due it. In May 1996, the promissory notes were paid in full.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 4) - Excess of Cost Over Fair Value:

           Changes in the excess of cost over fair value of net assets of businesses acquired and discontinued during the three years ended July 31, 1996 are as follows:

                                       Year Ended July 31,
                                 ------------------------------
                                 1996         1995         1994
                                 ----         ----         ----
Balance - beginning of
   year. . . . . . . . . . .  $1,036,000   $1,073,000   $ 6,868,000
Consideration for
   acquisition . . . . . . .   2,049,000                      5,000
Reduction from subsidiary
   stock offering (Note 6) .    (392,000)
Write-off due to
   discontinued operations .                             (5,671,000)
Amortization . . . . . . . .    (136,000)     (37,000)     (129,000)
                              ----------   ----------   -----------

Balance - end of year. . . .  $ 2,557,000  $ 1,036,000  $ 1,073,000
                              ===========  ===========  ===========


(NOTE 5) - Other Intangible Assets:

           Other intangible assets are as follows:

                                                  July 31,
                                              ---------------
                                              1996       1995
                                              ----       ----

     Covenants not to compete. . . . . . .  $400,000   $485,000
     Personnel files . . . . . . . . . . .   478,000    478,000
     Other . . . . . . . . . . . . . . . .     2,000      2,000
                                            --------   --------

                                             880,000    965,000
     Less accumulated amortization . . . .   748,000    623,000
                                            --------   --------

                                            $132,000   $342,000
                                            ========   ========

           Other intangible assets decreased during fiscal 1996 as a result of the subsidiary stock offering, see Note 6. Other intangible assets are being amortized using the straight-line method over a period of 3 to 5 years.


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 6) - Subsidiary Stock Offering:

           In January 1996, the outpatient medical service business of the Company was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly-formed, wholly-owned subsidiary of the Company. The Company reduced its ownership percentage of SunStar to 37.6% through a public offering of 1,495,000 shares at a price of $5.00 per share, aggregating approximately $6,083,000, net of expenses. Subsequent to the offering, the Company is accounting for its investment in SunStar

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 6) - Subsidiary Stock Offering:  (continued)

using the equity method of accounting. In connection with SunStar's public stock offering, the Company recorded a gain before tax of $1,548,000 representing the net increase in book value of the Company's investment in SunStar at that date. Deferred income taxes of $524,000 have been provided on the gain.

           Summarized financial data of SunStar for the year ended July 31, 1996 is as follows:

                     Total current assets. . . . . . . .  $6,403,000
                     Total assets. . . . . . . . . . . .  $7,499,000
                     Total current liabilities . . . . .  $  505,000
                     Total liabilities . . . . . . . . .  $  522,000
                     Total revenues. . . . . . . . . . .  $5,080,000
                     Net (loss). . . . . . . . . . . . .  $ (222,000)
                     (Loss) per share. . . . . . . . . .     $(.15)
                     Market value of the Company's
                        investment . . . . . . . . . . .  $4,233,000


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

                     Results from discontinued operations related to HMO for the year ended July 31, 1994 are as follows:

                     Net revenue . . . . . . . . . . . . . . .  $ 3,521,000
                                                                ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


                     Income from operations before taxes . . .  $     8,000
                     Income tax provision. . . . . . . . . . .       40,000
                                                                -----------
                     (Loss) from operations. . . . . . . . . .      (32,000)
                     (Loss) on disposal. . . . . . . . . . . .   (6,174,000)
                     Income tax benefit. . . . . . . . . . . .    2,550,000
                     Deferred income tax benefit . . . . . . .       80,000
                                                                -----------

                     (Loss) from discontinued operations . . .  $(3,576,000)
                                                                ===========

(NOTE 7) - Discontinued Operations:  (continued)

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

           Results from discontinued operations related to Hitech for the year ended July 31, 1994 relate to certain adjustments of tax accounts as follows:

                   Income tax benefit. . . . . . .  $ 423,000
                   Deferred income tax . . . . . .   (319,000)

                   Income from discontinued
                      operations . . . . . . . . .  $ 104,000


(NOTE 8) - Acquisitions:

           On August 4, 1995, the Company acquired all of the outstanding common shares of Nurse Care, Inc., the parent company of New England Home Care, Inc. ("New England"). New England is a licensed and Medicare certified home health care agency providing services in Fairfield and

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


New Haven counties in the State of Connecticut. The purchase price of $3,150,000 was generated from internal funds. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired, $2,049,000, was allocated to goodwill.

           The following unaudited pro forma consolidated statement of operations information gives effect to the acquisition described above as though it had occurred on August 1, 1994, after giving effect to certain adjustments, including amortization of goodwill of $102,000, decrease in interest income of $189,000, elimination of former shareholder compensation of $250,000, benefit from additional third-party reimbursement of $200,000 and income taxes of $104,000. The unaudited pro forma financial information may not necessarily reflect

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 8) - Acquisitions:  (continued)

the results of operations that would have occurred had the acquisition occurred on August 1, 1994:

                     Net patient revenue. . . . . . . .  $ 40,547,000
                     Operating expenses . . . . . . . .   (37,777,000)

                     Income from operations . . . . . .  $  2,770,000
                                                         ============

                     Net income . . . . . . . . . . . .  $  1,632,000
                                                         ============

                     Net income per share . . . . . . .       $.34
                                                              ====

           In March 1995, the Company purchased certain assets of a company engaged in home health care services for an aggregate purchase price of $250,000. The acquisition was accounted for as a purchase; $25,000 was allocated to furniture and equipment, $200,000 to a covenant not to compete and $25,000 to personnel files.

           Had the operations of the company been acquired as of August 1, 1993, there would have been no material effect on the consolidated operations of the Company for the years ended July 31, 1995 and July 31, 1994.


(NOTE 9) - Income Taxes:

           The provision for income taxes for 1996, 1995 and 1994 applicable to continuing operations is summarized as follows:

                                           Year Ended July 31,
                                     ------------------------------
                                     1996         1995         1994
                                     ----         ----         ----

           Current:
              Federal . . . . .  $1,340,000   $  515,000   $  688,000
              State and local .     109,000      491,000      409,000
                                 ----------   ----------   ----------

                                  1,449,000    1,006,000    1,097,000

           Deferred . . . . . .     410,000      120,000      (20,000)
                                 ----------   ----------   ----------
                     T o t a l.  $1,859,000   $1,126,000   $1,077,000
                                 ==========   ==========   ==========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - Income Taxes:  (continued)

           Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expenses (benefit) are as follows:

                                                 Year Ended July 31,
                                             ---------------------------
                                             1996       1995        1994
                                             ----       ----        ----
     State tax and net operating
              loss carryforwards . . . .  $(114,000)  $120,000   $(20,000)

     Tax on gain from sale of
              subsidiary stock . . . . .    524,000

                                          $ 410,000   $120,000   $(20,000)
                                         ==========  =========  =========

           The deferred tax assets and liabilities as of July 31, 1996, are as follows:

                                            Assets    Liabilities

           Accrued liability and
              reserves . . . . . . . . .  $190,000

           State net operating loss
              carryforwards. . . . . . .   114,000

           Investment in unconsolidated
              subsidiary . . . . . . . .              $524,000
                                          --------    --------

                                           304,000    $524,000
                                                      ========
           Valuation allowance . . . . .     -0-
                                          --------
                                          $304,000
                                          ========

           The Company and two subsidiaries have incurred losses which can be used to offset state taxable income through 2012. Total net operating losses applicable to New York State and Connecticut amount to approximately $3,300,000 and $300,000, respectively.


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 9) - Income Taxes:  (continued)

           The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 1996 is as follows:

                                          Year Ended July 31,
                                          ------------------
                                          1996   1995   1994
                                          ----   ----   ----

          Statutory rate . . . . . . . .   34%    34%    34%

          State and local taxes (net of
             federal tax effect) . . . .    1     12     12

          Federal tax credit . . . . . .          (5)

          Other. . . . . . . . . . . . .    1      3      1
                                           ---    ---    --

          Effective rate . . . . . . . .   36%    44%    47%
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

           The Internal Revenue Service conducted an examination of federal tax returns for the years ended July 31, 1991 through July 31, 1994. The Company received a refund of approximately $2,100,000 as a result of net operating loss carryback claims made in fiscal year ended July 31, 1994 and the years affected by the claims were examined. An immaterial preliminary assessment, subject to review, has been proposed.


(NOTE 10) - Concentrations of Credit Risk and Major Customers:

           Most of the Company's business is with customers and governmental agencies who are in the health care industry.

           The Company provides temporary health care personnel to in-home patients in the New York City metropolitan area and State of

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


Connecticut. Credit losses relating to customers historically have been minimal and within management's expectations.

           At July 31, 1996, the Company maintained approximately 49% of its cash and cash equivalents with one financial institution.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 10) - Concentrations of Credit Risk and Major Customers:
             (continued)

           Under certain federal and state third-party reimbursement programs, the Company received net patient revenues approximating $15,211,000, $3,125,000 and $3,427,000 for the years ended July 31, 1996, July 31, 1995 and July 31, 1994, respectively. The Company also received net patient revenues of approximately $9,275,000, $9,933,000 and $7,842,000 July 31, 1996, July 31, 1995
and July 31, 1994, respectively, from a private company. At July 31, 1996, the Company had an aggregate outstanding receivable from the federal and state reimbursement programs of $2,799,000 and an outstanding receivable of $2,199,000 from the private company.


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

           At July 31, 1996, 408,168 shares of the Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 11) - Stock Option Plan:  (continued)

           Listed below is a summary of stock option activity for the three years ended July 31, 1996:

                               Number of Shares         Exercise
                          1996      1995       1994      Price
                        --------  ---------  --------  ----------

     Outstanding -
        beginning of
        period . . . .  295,502    300,502   313,502   $2.63 - $4.75
     Options granted .   12,000    286,502              2.63 -  6.25
     Options exercised  (88,832)    (3,000)                 2.63
     Options forfeited  (26,234)  (288,502)  (13,000)   2.63 -  4.75
                       --------  ---------  --------
     Options
        outstanding. .  192,436    295,502   300,502    2.63 -  4.75
                       ========  =========  ========

     Options
        exercisable. .  192,436    295,502   300,502
                       ========  =========  ========


(NOTE 12) - Commitments, Contingencies and Other Matters:

           [a] The Company has an Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 10% of their salary into the plan, limited to the maximum amount allowable under federal tax regulations. The Company will match employee contributions invested in Company common stock up to 5% of the employee's salary and may also make additional contributions at its discretion. In addition to investing in Company stock, an employee may invest in several mutual funds. The Company's contribution for each of the years ended July 31, 1996, July 31, 1995 and July 31, 1994 was $122,000, $59,000 and $74,000,
respectively.

           [b] The Company and its subsidiaries have employment agreements with five officers which provide for aggregate annual salaries of $796,000. The employment agreements expire through April 1998. One of the agreements provides for additional compensation of up to $150,000 based on 5% of pre-tax income, as defined, in excess of $3,000,000.

           [c] The Company rents various office facilities through 2000 under the terms of several lease agreements which include escalation clauses.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 12) - Commitments, Contingencies and Other Matters:  (continued)

           [c]  (continued)

           At  July  31,  1996,   minimum   annual  rental   commitments   under
noncancellable operating leases are as follows:

                               Year Ending
                                 July 31,

                  1997. . . . . . . . . . . . .  $380,000
                  1998. . . . . . . . . . . . .   143,000
                  1999. . . . . . . . . . . . .    54,000
                  2000. . . . . . . . . . . . .    27,000
                                                 --------
                            T o t a l . . . . .  $604,000
                                                 ========

           Rent expense (including discontinued operations) for the years ended July 31, 1996, July 31, 1995 and July 31, 1994 was approximately $655,000, $584,000 and $859,000, respectively.

           One lease is with a company controlled by the Company's Chief Executive Officer. Rent expense under such lease approximates $120,000 per year.

           [d] The Company has a line of credit with its bank totalling $2,000,000. Advances against the line are to be collateralized by the assets of the Company. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire December 31, 1996. At July 31, 1996, there were no outstanding balances under either line of credit.


(NOTE 13) - Segment Information:

           The Company's operations are in home health care services and, through May 1996, outpatient medical services. Home health care services are performed in the New York metropolitan area and in the

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


State of Connecticut. Outpatient medical services were performed in Brevard and Volusia County, Florida. Subsequent to the Company's sale of its majority ownership in SunStar Healthcare, Inc., during the fourth quarter of fiscal 1996, such operations are not consolidated and, accordingly, are not included in the following segment information.

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 13) - Segment Information:  (continued)

           Revenue, operating expenses and income from operations pertaining to the Company's operations are as follows:

                                          Year Ended July 31,
                                    ------------------------------
                                    1996         1995         1994
                                    ----         ----         ----

Net patient revenue:
   Home health care services .  $35,209,000  $19,428,000  $16,233,000
   Outpatient medical services    3,621,000    5,128,000    3,883,000
                                -----------  -----------  -----------

                                 38,830,000   24,556,000   20,116,000
                                -----------  -----------  -----------

Operating expenses:
   Home health care services .   31,968,000   17,379,000   14,314,000
   Outpatient medical services    3,596,000    5,035,000    3,668,000
                                -----------  -----------  -----------

                                 35,564,000   22,414,000   17,982,000
                                -----------  -----------  -----------

Income from operations:
   Home health care services .    3,241,000    2,049,000    1,919,000
   Outpatient medical services       25,000       93,000      215,000
                                -----------  -----------  -----------

                                $ 3,266,000  $ 2,142,000  $ 2,134,000
                                ===========  ===========  ===========

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE



Board of Directors and Stockholders
National Home Health Care Corp.
New York, New York


           The audits referred to in our report dated October 21, 1996 on the consolidated financial statements of National Home Health Care Corp. and subsidiaries, which appears in Part II, includes Schedule II for each of the years in the three-year period ended July 31, 1996. In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.





New York, New York
October 21, 1996

                                                                     SCHEDULE II

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED JULY 31, 1996, JULY 31, 1995 AND JULY 31, 1994


           Column A                     Column B                   Column C           Column D            Column E
           --------                     --------                   --------           --------            --------
                                                                  Additions
                                         Balance             (1)           (2)
                                           at                           Charged to                         Balance
                                        beginning         Charged to      other                               at
                                           of              costs and    accounts -   Deductions -           end of
          Description                    period             expenses     describe     describe              period
          -----------                   ---------          ---------    ----------    ---------           ---------
Year ended July 31, 1996:
   Reserve and allowance deducted
     from asset account and allowance
     for uncollectible accounts .....   $ 439,000   (2)    $ 123,000                 $(148,000)    (1)   $ 414,000
                                        =========          =========                 =========           =========


Year ended July 31, 1995:
   Reserve and allowance deducted
     from asset account and allowance
     for uncollectible accounts .....   $  84,000          $ 173,000                 $(158,000)    (1)   $  99,000
                                        =========          =========                 =========           =========

Year ended July 31, 1994:
   Reserve and allowance deducted
     from asset account and allowance
     for uncollectible accounts .....   $  54,000          $ 141,000                 $(111,000)    (1)   $  84,000
                                        =========          =========                 =========           =========



(1)  Represents actual write-offs.

(2)  Includes $340,000 acquired in acquisition of Nurse Care, Inc.



                 See accompanying notes to financial statements.

EXHIBIT
NUMBER                    DOCUMENT
------                    --------

3.1       Certificate of Incorporation (1)

3.2       Certificate of Amendment to Certificate of Incorporation (2)

3.3       By-laws (1)

10.1      1992 Stock Option Plan (3)

10.2      Incentive Stock Option Plan (3)

10.3 Agreement dated January 1, 1994 between Allen Health Care Services and VNS Home Care (4)

10.4 Employment Agreement dated August 1993 between the Registrant and Steven Fialkow (3)

10.5 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Steven Fialkow

10.6 Employment Agreement dated as of July 1, 1996 between the Registrant and Robert P. Heller

10.7 Employment Agreement dated August 1993 between the Registrant and Richard Garofalo (3)

10.8 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Richard Garofalo

10.9 Employment Agreement dated August 1993 between the Registrant and Thomas Smith (3)

10.10 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Thomas Smith

10.11 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. (5)

10.12 Agreement between Nassau County Department of Social Services and Allen Health Care Services (2)

10.13 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. (4)

EXHIBIT
NUMBER                    DOCUMENT
------                    --------

10.14 Letter Agreement dated March 15, 1995 securing a line of credit from the Bank of New York (7)

10.15 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services (2)

10.16     Letter  from  Joint   Commission   on   Accreditation   of  Healthcare
          Organizations awarding accreditation to Allen Health Care, dated September 20, 1993 (3)

10.17     1993 401(k) Plan (3)

10.18 Letter Agreement between National HMO (New York), Inc. and Boro Medical, P.C. dated November 12, 1993 (3)

10.19 Asset Purchase Agreement among National HMO (New York), Inc., National HMO Corp. of Elizabeth, Inc., Boro Medical, P.C. and Boro Health Care of Union, P.C. dated April 30, 1994 (4)

10.20 Agreement for the Purchase of the Stock of Nurse Care, Inc. and Related Transactions (6)

10.21 Employment Agreement dated as of August 1, 1995 between New England and Aileen O'Connell (6)

10.22 Letter Agreement dated December 27, 1995 securing a line of credit from the Bank of New York

21.1      List of Subsidiaries

23.1      Consent of Richard A. Eisner & Co., LLP

27        Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal yeard ended July 31, 1994.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal yeard ended July 31, 1991.

(6) Incorporated by reference to the Registrant's Report on Form 8-K dated August 4, 1995.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal yeard ended July 31, 1995.


       (b) Reports on Form 8-K. None have been filed during the last fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL HOME HEALTH CARE CORP.


                                     By: /s/ Robert P. Heller
                                        ------------------------------
                                        Robert P. Heller
                                        Vice President of Finance and Chief
                                         Financial Officer

Dated:  October 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Frederick H. Fialkow           Chairman of the Board of Directors,
------------------------------      President & CEO
Frederick H. Fialkow


/s/ Robert P. Heller               Vice President of Finance and Chief Financial
------------------------------       Officer (Principal Financial and Accounting
Robert P. Heller                      Officer)


/s/ Steven Fialkow                 Director
------------------------------
Steven Fialkow


/s/ Ira Greifer                    Director
------------------------------
Ira Greifer, M.D.


/s/ Bernard Levine                 Director
------------------------------
Bernard Levine, M.D.



/s/ Robert Pordy                   Director
------------------------------
Robert Pordy, M.D.

                                                     Commission File No. 0-12927




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                         FISCAL YEAR ENDED JULY 31,1996

                         NATIONAL HOME HEALTH CARE CORP.

EXHIBIT
NUMBER                    DOCUMENT
------                    --------

3.1       Certificate of Incorporation (1)

3.2       Certificate of Amendment to Certificate of Incorporation (2)

3.3       By-laws (1)

10.1      1992 Stock Option Plan (3)

10.2      Incentive Stock Option Plan (3)

10.3 Agreement dated January 1, 1994 between Allen Health Care Services and VNS Home Care (4)

10.4 Employment Agreement dated August 1993 between the Registrant and Steven Fialkow (3)

10.5 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Steven Fialkow

10.6 Employment Agreement dated as of July 1, 1996 between the Registrant and Robert P. Heller

10.7 Employment Agreement dated August 1993 between the Registrant and Richard Garofalo (3)

10.8 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Richard Garofalo

10.9 Employment Agreement dated August 1993 between the Registrant and Thomas Smith (3)

10.10 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Thomas Smith

10.11 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. (5)

10.12 Agreement between Nassau County Department of Social Services and Allen Health Care Services (2)

10.13 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. (4)

EXHIBIT
NUMBER                    DOCUMENT
------                    --------

10.14 Letter Agreement dated March 15, 1995 securing a line of credit from the Bank of New York (7)

10.15 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services (2)

10.16     Letter  from  Joint   Commission   on   Accreditation   of  Healthcare
          Organizations awarding accreditation to Allen Health Care, dated September 20, 1993 (3)

10.17     1993 401(k) Plan (3)

10.18 Letter Agreement between National HMO (New York),Inc. and Boro Medical, P.C. dated November 12, 1993 (3)

10.19 Asset Purchase Agreement among National HMO (New York), Inc., National HMO Corp. of Elizabeth, Inc., Boro Medical, P.C. and Boro Health Care of Union, P.C. dated April 30, 1994 (4)

10.20 Agreement for the Purchase of the Stock of Nurse Care, Inc. and Related Transactions (6)

10.21 Employment Agreement dated as of August 1, 1995 between New England and Aileen O'Connell (6)

10.22 Letter Agreement dated December 27, 1995 securing a line of credit from the Bank of New York

21.1      List of Subsidiaries

23.1      Consent of Richard A. Eisner & Co., LLP

27        Financial  Data  Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2- 86643) filed September 20, 1983.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

(6) Incorporated by reference to the Registrant's Report on Form 8-K dated August 4, 1995.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.