Form 10-Q
period 1996-10-31
NATIONAL HOME HEALTH CARE CORP
filed 1996-12-16
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                700 White Plains Road, Scarsdale, New York 10583
             ------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

         Registrant's Telephone Number Including Area Code: 914-722-9000
                                                            ------------

           ---------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 13, 1996 was 5,095,321.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1996



PART I.        FINANCIAL INFORMATION                                       Page


Item 1.        Financial Statements


                Consolidated  Balance Sheets as of October 31,
                    1996 and July 31, 1996 (Unaudited)                     3-4

                Consolidated Statements of Operations for the
                     three months ended October 31, 1996 and
                     October 31, 1995 (Unaudited)                            5

                Consolidated Statements of Cash Flows for the
                     three months ended October 31, 1996 and
                     October 31, 1995 (Unaudited)                            6

                Notes to Consolidated Financial Statements                   7


Item 2.        Management's   Discussion   and  Analysis  of
               Financial Condition and Results of Operations               8-9

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                  11

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                       October 31,        July 31,
                                                           1996             1996
                                                       -----------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                         $ 9,668,000      $ 8,929,000
     Investments                                           528,000          528,000
     Accounts receivable -
         less allowance for doubtful accounts of
         $391,000 at October 31, 1996 and
         $414,000 at July 31, 1996                       8,147,000        8,499,000
     Income taxes receivable                                69,000          203,000
     Prepaid expenses and other assets                     170,000          218,000
     Deferred taxes                                        236,000          304,000
                                                       -----------      -----------

         Total current assets                           18,818,000       18,681,000

Furniture, equipment and leasehold
     improvements, net                                     372,000          319,000
Excess of cost over fair value of net assets of
     businesses acquired, net                            2,525,000        2,557,000
Other intangible assets, net                               115,000          132,000
Deposits and other assets                                  110,000          110,000
Investment in unconsolidated investee                    2,592,000        2,622,000
                                                       -----------      -----------
         TOTAL                                         $24,532,000      $24,421,000
                                                       ===========      ===========



(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                                     October 31,      July 31,
                                                        1996             1996
                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses          $  1,192,000    $  1,315,000
     Estimated third-party payor settlements             784,000       1,078,000
                                                    ------------    ------------

         Total current liabilities                     1,976,000       2,393,000
                                                    ------------    ------------

Deferred tax liability                                   514,000         524,000
                                                    ------------    ------------

         Total liabilities                             2,490,000       2,917,000
                                                    ------------    ------------

Stockholders' equity:
     Common stock, $.001 par value: authorized
     20,000,000 shares, issued 6,050,321 shares            6,000           6,000
     Additional paid-in capital                       17,660,000      17,660,000
     Retained earnings                                 5,327,000       4,789,000
                                                    ------------    ------------
                                                      22,993,000      22,455,000

     Less treasury stock (955,000 shares) at cost       (951,000)       (951,000)
                                                    ------------    ------------

         Total stockholders' equity                   22,042,000      21,504,000
                                                    ------------    ------------
                TOTAL                               $ 24,532,000    $ 24,421,000
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    For the three months ended
                                                            October 31,
                                                       1996           1995
                                                    -----------    -----------
Net patient revenue                                 $ 8,686,000    $10,074,000
                                                    -----------    -----------

Operating expenses:
     Cost of revenue                                  5,691,000      6,300,000
     General and administrative                       2,069,000      2,939,000
     Amortization of intangibles                         48,000         73,000
                                                    -----------    -----------

         Total operating expenses                     7,808,000      9,312,000
                                                    -----------    -----------

Income from operations                                  878,000        762,000

Other income:
     Interest income                                    105,000        104,000
     (Loss) from equity investee                        (30,000)
                                                    -----------    -----------

Income before taxes                                     953,000        866,000

Provision for income taxes                              415,000        414,000
                                                    -----------    -----------

NET INCOME                                              538,000        452,000
                                                    -----------    -----------

Net income per share of common stock                       0.11           0.09
                                                    ===========    ===========
                                                      5,095,321      5,001,160
Weighted average shares outstanding

See accompanying notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                            For the three months ended October 31,
                                                            --------------------------------------
                                                                    1996          1995
                                                                -----------    -----------
Cash flows from operating activities:
     Net income                                                 $   538,000    $   452,000
     Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                76,000        124,000
        Loss from equity investee                                    30,000
        Deferred tax                                                 58,000
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable               352,000       (276,000)
           Decrease in income taxes receivable                      134,000        531,000
           Decrease (increase) in prepaid expenses and other
                 assets                                              48,000        (38,000)
           (Decrease) in accounts payable and accrued
                 expenses                                          (123,000)      (245,000)
           (Decrease) increase in estimated third party payor
                 settlements                                       (294,000)       498,000
                                                                -----------    -----------
                 Net cash provided by operating activities          819,000      1,046,000
                                                                -----------    -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                      (80,000)       (13,000)
     Purchase of Nurse Care, Inc., net of cash acquired                         (2,595,000)
                                                                -----------    -----------
                 Net cash (used in) investing activities            (80,000)    (2,608,000)
                                                                -----------    -----------

Cash flows from financing activities:
     Decrease in notes receivable                                                   89,000
                                                                -----------    -----------
                 Net cash provided by financing activities             --           89,000
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                    739,000     (1,473,000)

Cash and cash equivalents - beginning of period                   8,929,000      9,237,000
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                         $ 9,668,000    $ 7,764,000
                                                                ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Taxes                                                   $   395,000    $   298,000
        Interest                                                       --            5,000



See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

             On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly-owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns 900,000 shares, or approximately 37.6%, of SunStar. The Company is accounting for its investment in SunStar using the equity method of accounting.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
----------------------------------------------

             For the three months ended October 31, 1996, net patient revenue was $8,686,000 as compared to $10,074,000 for the three months ended October 31,1995. The decrease is primarily attributable to the absence of revenue from outpatient medical services during the three months ended October 31, 1996 (as a result of the public offering by SunStar in May 1996 and its resulting accounting treatment using the equity method) as compared with such revenue of $1,239,000 during the three months ended October 31, 1995. Revenue from home health care services decreased to $8,686,000 for the three months ended October 31, 1996 from $8,835,000 for the three months ended October 31, 1995. This decrease of approximately $149,000, or 2%, is primarily attributable to increased competition and price pressures incurred by Health Acquisition Corp. from the certified home health care agencies with which it contracts in the New York City metropolitan area.

             Cost of revenue as a percentage of net patient revenue decreased to
66% for the three months ended October 31, 1996 from 67% for the three months ended October 31, 1995. This improvement is primarily attributable to efficiencies achieved in the operations of New England Home Care, Inc. and Nurse Care, Inc. as compared with the comparable period of 1995. These two subsidiaries of the Company were acquired in August 1995.

             General and administrative expenses as a percentage of revenue decreased to 24% for the three months ended October 31, 1996 to 29% for the three months ended October 31, 1995. This decrease is attributable to improved cost control measures implemented in the operations of New England Home Care, Inc. and Nurse Care, Inc., as well as the elimination of all general and administrative expenses relating to outpatient medical services as a result of the SunStar public offering.

             Amortization of intangibles decreased to $48,000 for the three months ended October 31, 1996 from $73,000 for the three months ended October 31, 1995 as a result of certain intangible assets from prior acquisitions being fully amortized.

             The Company recorded a loss from equity investee of $30,000, representing its share of the SunStar net loss for the three months ended October 31, 1996.

             The Company's effective tax rate decreased to approximately 44% for the three months ended October 31, 1996 from 48% for the three months ended October 31, 1995. This decrease is primarily attributable to the Company changing to combined filing for state tax purposes.

             As a result of the foregoing, net income for the three months ended October 31, 1996 was $538,000, or $.11 per share, as compared to a net income of $452,000, or $.09 per share, for the three months ended October 31, 1995.

             The rate of inflation had no material effect on operations for the three months ended October 31, 1996.

Financial Conditions and Capital Resources
------------------------------------------

             Current assets increased to approximately $18,818,000 and current liabilities decreased to $1,976,000, respectively, at October 31, 1996. These results increased working capital by $554,000 from $16,288,000 at July 31, 1996 to $16,842,000 at October 31, 1996 and the current ratio increased from 7.8x at July 31, 1996 to 9.5x at October 31, 1996. Cash and cash equivalents at October 31, 1996 were $9,668,000 as compared with $8,929,000 at July 31, 1996.

             The Company provided net cash from operating activities of $819,000 for the three months ended October 31, 1996 as compared to net cash provided by operating activities of $1,046,000 for the three months ended October 31, 1995. This decrease is primarily attributable to the reduction in estimated third party payor settlements at October 31, 1996 as compared to an increase in estimated third party payor settlements at October 31, 1995. Historically, the Company has financed its working capital requirements through cash flow from operating activities. Net cash used in investing activities of the three months ended October 31, 1996 reflects the purchase of equipment. For the three months ended October 31, 1995, net cash used in investing activities consisted of the purchase of Nurse Care, Inc. and the purchase of equipment. For the three months ended October 31, 1996, the Company had no financing cash flow activities. For the three months ended October 31, 1995, the Company realized cash from financing activities from payments received on notes receivable.

             The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. The Company also has available a $2,000,000 secured offering line of credit with the Bank of New York. In addition, New England Home Care, Inc. has a secured advised line of credit with the Bank of New York, the maximum amount of which shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both facilities are at the alternate base commercial lending rate of the Bank of New York. As of October 31, 1996, there were no outstanding balances under either line of credit. The Company also believes that its current cash balances and available credit will allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

             (a)  Exhibits:

                  None.

             (b)  Reports on Form 8-K:

                  None.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 National Home Health Care Corp.



Date:  December  13, 1996                         /s/ Robert P. Heller
                                                 ---------------------
                                                 Robert P. Heller
                                                 Vice President of Finance,
                                                 (chief financial and
                                                  accounting officer)