Form 10-Q
period 1997-01-31
NATIONAL HOME HEALTH CARE CORP
filed 1997-03-18
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1997

                                       OR
 _
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________


                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
          ------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                      22-2981141
  --------------------------                     ------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale, New York 10583
                ------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

         Registrant's Telephone Number Including Area Code: 914-722-9000

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year,if Changed Since Last Report.


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

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 14, 1997 was 5,095,321

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1997



PART I.        FINANCIAL INFORMATION                                       Page


Item 1.        Financial Statements

               Consolidated Balance Sheets as of January 31, 1997
               and July 31, 1996 (unaudited)                               3-4

               Consolidated  Statements of Operations for the three
               months ended January  31,  1997 and  January  31, 1996
               and six  months  ended January 31, 1997 and January
               31, 1996 (unaudited)                                           5

               Consolidated  Statements of Cash Flows for the six months
               ended January 31, 1997 and January 31, 1996 (unaudited)        6

               Notes to Consolidated Financial Statements                     7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8-10


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                           11-12

SIGNATURES                                                                   13

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED



                                                                January 31, 1997               July 31, 1996
                                                                 --------------                      -------------

ASSETS

Current assets:
      Cash and cash equivalents                                 $  9,616,000                     $  8,929,000
      Investments                                                    518,000                          528,000
      Accounts receivable-less allowance for doubtful
            accounts of $372,000 at January 31, 1997 and
            $414,000 at July 31, 1996                              8,234,000                        8,499,000
      Income taxes receivable                                        317,000                          203,000
      Prepaid expenses and other assets                              297,000                          218,000
      Deferred taxes                                                 248,000                          304,000
                                                                ------------                     ------------

            Total current assets                                  19,230,000                       18,681,000

Furniture, equipment and leasehold improvements, net                 352,000                          319,000
Excess of cost over fair value of net assets of
      businesses acquired, net                                     2,494,000                        2,557,000
Other intangible assets, net                                          97,000                          132,000
Deposits and other assets                                            110,000                          110,000
Investment in unconsolidated investee                              2,444,000                        2,622,000
                                                                  ----------                       ----------
            TOTAL                                                $24,727,000                      $24,421,000
                                                                  ==========                       ==========



 (Continued)






                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED



                                                                January 31, 1997                 July 31, 1996
                                                                ----------------                 -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                    $  1,003,000                     $  1,315,000
      Estimated third-party payor settlements                       725,000                        1,078,000
                                                                -----------                      -----------

            Total current liabilities                             1,728,000                        2,393,000

Deferred tax liability                                              464,000                          524,000
                                                                -----------                      -----------

            Total liabilities                                     2,192,000                        2,917,000

Stockholders' equity:
      Common stock, $.001 par value; authorized
            20,000,000 shares, issued 6,050,321 shares                6,000                            6,000
      Additional paid-in capital                                 17,660,000                       17,660,000
      Retained earnings                                           5,820,000                        4,789,000
                                                                -----------                      -----------
                                                                 23,486,000                       22,455,000

Less treasury stock (955,000 shares) at cost                       (951,000)                        (951,000)
                                                               ------------                      -----------

            Total stockholders' equity                           22,535,000                       21,504,000
                                                                 ----------                       ----------

                      TOTAL                                     $24,727,000                      $24,421,000
                                                                 ==========                       ==========




See accompanying notes to consolidated financial statements.





                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                             For the three months ended                           For the six months ended
                                                     January 31,                                         January 31,
                                                    -------------                                       ------------
                                              1997                   1996                 1997                        1996
                                              ----                   ----                 ----                        ----

Net patient revenue                        $ 8,692,000            $ 9,965,000          $17,378,000                 $20,039,000
                                           -----------            -----------          -----------                 -----------

Operating expenses:
      Cost of revenue                        5,633,000              6,162,000           11,324,000                  12,709,000
      General and administrative             2,119,000              2,963,000            4,188,000                   5,655,000
      Amortization of intangibles               49,000                 73,000               97,000                     146,000
                                          ------------           ------------         ------------                ------------

            Total operating expenses         7,801,000              9,198,000           15,609,000                  18,510,000
                                            ----------             ----------           ----------                  ----------

Income from operations                         891,000                767,000            1,769,000                   1,529,000

Other income:
      Interest income                          103,000                 99,000              208,000                     203,000
      (Loss) from equity investee             (148,000)                                   (178,000)
                                           -----------           -------------           ----------

Income before taxes                            846,000                866,000            1,799,000                   1,732,000

Provision for income taxes                     353,000                395,000              768,000                     809,000
                                           -----------            -----------          -----------                 -----------

NET INCOME                                $    493,000           $    471,000          $ 1,031,000                $    923,000
                                           -----------            ===========           ==========                 ===========

Net income per share of
      common stock                     $          0.10        $          0.09      $          0.20             $          0.18
                                        ==============         ==============       ==============              ==============
                                             5,095,321              5,002,256            5,095,321                   5,001,708
Weighted average
      shares outstanding


See accompanying notes to consolidated financial statements.






                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS AND CASH FLOWS
                                    UNAUDITED


                                                                                           For the six months ended
                                                                                                 January 31,
                                                                                        ------------------------------------
                                                                                          1997                   1996
                                                                                          ----                   ----

Cash flows from operating activities:
      Net income                                                                       $1,031,000           $    923,000
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                 151,000                247,000
            Loss from equity investee                                                     178,000                   ----
            Deferred tax                                                                   (4,000)                  ----
            Changes in operating assets and liabilities:
                  Decrease (increase) in accounts receivable                              265,000               (147,000)
                  (Increase) decrease in income taxes receivable                         (114,000)               287,000
                  (Increase) in prepaid expenses and other assets                         (79,000)              (115,000)
                  (Decrease) in accounts payable and accrued expenses                    (312,000)              (517,000)
                  (Decrease) increase in estimated third party payor
                  settlements                                                            (353,000)              (971,000)
                                                                                        ---------              ---------
                        Net cash provided by (used in) operating activities               763,000               (293,000)
                                                                                        ---------              ---------

Cash flows from investing activities:
      Proceeds of investments                                                              10,000                260,000
      Purchase of property, plant and equipment                                           (86,000)               (54,000)
      Purchase of Nurse Care, Inc., net of cash acquired                                     ----             (2,595,000)
                                                                                   --------------             ----------
                        Net cash (used in) investing activities                           (76,000)            (2,389,000)
                                                                                          -------             ----------

Cash flows from financing activities:
      Decrease in notes receivable                                                           ----                179,000
      Principal payments under capital lease obligations                                     ----                (14,000)
      Proceeds from exercise of stock options                                                ----                 15,000
                                                                                   --------------           ------------
                        Net cash provided by financing activities                            ----                180,000
                                                                                   --------------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                         687,000             (2,502,000)

Cash and cash equivalents-beginning of period                                           8,929,000              9,237,000
                                                                                        ---------              ---------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                                $9,616,000             $6,735,000
                                                                                        =========              =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
            Taxes                                                                     $   957,000            $   985,000
            Interest                                                                        1,000                 11,000


See accompanying notes to consolidated financial statements.

                                       -6-

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

     On May 21, 1996, the initial public offering of common stock of SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly-owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns 900,000 shares, or approximately 37.6% of SunStar. The Company is accounting for its investment in SunStar using the equity method of accounting.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
----------------------------------------------

     For the three months ended January 31, 1997, net patient revenue was $8,692,000 as compared to $9,965,000 for the three months ended January 31, 1996. This decrease is primarily attributable to the absence of revenue from outpatient medical services during the recent period (as a result of the public offering by SunStar in May 1996 and its resulting accounting treatment using the equity method) as compared with such revenue of $1,264,000 during the earlier period. Revenue from home health care services decreased slightly to $8,692,000 for the three months ended January 31, 1997 from $8,701,000 for the three months ended January 31, 1996. Revenue from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, decreased $294,000 or 6% as a result of increased competition and price pressures from the certified home health care agencies with which it contracts. Revenue from New England Home Care, Inc. and Nurse Care, Inc., the subsidiaries providing home health care services in Fairfield and New Haven Counties, Connecticut increased $285,000 or 8% as a result of additional market share penetration.

     Cost of revenue as a percentage of net patient revenue increased to 65% for the three months ended January 31, 1997 from 62% for the three months ended January 31, 1996. Cost of revenue attributable to home health care operations for the three months ended January 31, 1996 was 64%. The increase in cost of revenue is attributable to lower reimbursement rates in the New York metropolitan area.

     General and administrative expenses as a percentage of revenue decreased to 24% for the three months ended January 31, 1997 from 30% for the three months ended January 31, 1996. This decrease is attributable to improved efficiencies implemented in the operations of New England Home Care, Inc. and Nurse Care, Inc., as well as the elimination of all general and administrative expenses relating to outpatient medical services as a result of the SunStar public offering.

     Amortization of intangibles decreased to $49,000 for the three months ended January 31, 1997 from $73,000 for the three months ended January 31, 1996 as a result of certain intangible assets from prior acquisitions being fully amortized.

     The Company recorded a loss from equity investee of $148,000 representing its share of the SunStar net loss for the three months ended January 31, 1997.

     The Company's effective tax rate decreased to approximately 42% for the three months ended January 31, 1997 from 46% for the three months ended January 31, 1996. This decrease is attributable to the Company changing to combined filing for state tax purposes and the availability of Work Opportunity Tax Credits in the current fiscal year.

     As a result of the foregoing, net income for the three months ended January 31, 1997 was $493,000, or $.10 per share, as compared to a net income of $471,000, or $.09 per share, for the three months ended January 31, 1996.

     For the six months ended January 31, 1997, net patient revenue was $17,378,000 as compared to $20,039,000 for the six months ended January 31, 1996. This decrease is primarily attributable to the absence of revenue from outpatient medical services during the six months ended January 31, 1997 as compared with such revenues of $2,503,000 during the six months ended January 31,1 996. Revenue from home health care services decreased to $17,378,000 for the six months ended January 31, 1997 from $17,536,000 for the six months ended January 31, 1996. This decrease of $158,000 or 1% is explained in the above three month discussion.

     Cost of revenue as a percentage of net patient revenue increased to 65% for the six months ended January 31, 1997 from 63% for the six months ended January 31, 1996. Cost of revenue attributable to home health care operations was 66% for the six months ended January 31, 1996. This improvement is primarily attributable to efficiencies achieved in the operations of New England Home Care, Inc. and Nurse Care, Inc. as compared with the comparable period of 1996. These two subsidiaries of the Company were acquired in August 1995.

     General and administrative expenses as a percentage of revenue decreased to 24% for the six months ended January 31, 1997 from 28% for the six months ended January 31, 1996. General and administrative expenses relating to home health care operations decreased $332,000 or 8% from the previous six month period.
This decrease is attributable to improved efficiencies implemented in home health care operations in both Connecticut and New York.

     Amortization of intangibles decreased to $97,000 for the six months ended January 31, 1997 from $146,000 for the six months ended January 31, 1996 as a result of certain intangible assets from prior acquisitions being fully amortized.

     The Company recorded a loss from equity investee of $178,000, representing its share of the SunStar net loss for the six months ended January 31, 1997.

     The Company's effective tax rate decreased to approximately 43% for the six months ended January 31, 1997 from 47% for the six months ended January 31, 1996. This decrease is explained in the above three month discussion.

     As a result of the foregoing, net income for the six months ended January 31, 1997 was $1,031,000 or $.20 per share as compared to $923,000 or $.18 per share for the six months ended January 31, 1996

     The rate of inflation had no material effect on operations for the six months ended January 31, 1997.

Financial Condition and Capital Resources
-----------------------------------------

     Current assets increased to approximately $19,230,000 and current liabilities decreased to $1,728,000, respectively, at January 31, 1997. These results increased working capital by $1,214,000 from $16,288,000 at July 31, 1996 to $17,502,000 at January 31, 1997 and the current ratio increased from 7.8x at July 31, 1996 to 11.1x at January 31, 1997. Cash and cash equivalents at January 31, 1997 was $9,616,000 as compared with $8,929,000 at July 31, 1996.

     The Company provided net cash from operating activities of $763,000 for the six months ended January 31, 1997 as compared to net cash used in operating activities of $293,000 for the six months ended January 31, 1996. This increase is attributable to a smaller decrease in estimated third-party payor settlements at January 31, 1997 as compared to January 31, 1996 as a result of overpayments received from Medicare in 1996. In addition, the Company had a decrease in accounts receivable at January 31, 1997 as compared to an increase at January 31, 1996. This result is due to a greater amount of revenue being derived from governmental payors such as Medicare and Medicaid Programs that reimburse for home health care services on a more timely basis than other revenue sources. Historically, the Company has financed its working capital requirement through cash flow from operating activities. Net cash used in investing activities for the six months ended January 31, 1997 reflects the purchase of equipment, offset by proceeds of investments. For the six months ended January 31, 1996, net cash used in investing activities consisted of the purchase of Nurse Care, Inc. and the purchase of equipment, offset by proceeds of investments. For the six months ended January 31, 1997, the Company had no financing cash flow activities. For the six months ended January 31, 1996, the Company realized cash from financing activities from payments received on notes receivable and proceeds from the exercise of stock options, offset by payments under capital lease obligations.

     The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. The Company also has available a $2,000,000 secured offering line of credit with the Bank of New York. In addition, New England Home Care, Inc. has a secured advised line of credit with the Bank of New York, the maximum amount of which shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both facilities are at the alternate base commercial lending rate of the Bank and expire January 30, 1998. As of January 31, 1997, there were no outstanding balances under either line of credit. The Company also believes that its current cash balances and available credit will also allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of the Company (the "Meeting") was held on December 9, 1996. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director is as follows:

                                                For               Withheld
       Frederick H. Fialkow                  3,941,828              100
       Bernard Levine, M.D.                  3,941,828              100
       Steven Fialkow                        3,941,828              100
       Ira Greifer, M.D.                     3,941,828              100
       Robert C. Pordy, M.D.                 3,941,828              100


Item 5.   Other Information - Acquisitions

     On December 26, 1996, the Company entered into an agreement, subject to regulatory approval, to purchase certain assets of C.J. Home Care Inc., d/b/a Garden City Home Care, a New York State licensed home health care agency engaged in providing home heath aide services in Nassau County, New York. Garden City Home Care has annual revenue of approximately $2,000,000. The closing of this transaction is expected to occur by the beginning of April of 1997.

     On February 19, 1997, the Company entered into an agreement to acquire certain assets of two New York licensed home health care agencies that provide home health aide services in the New York metropolitan area. The consummation of the proposed acquisition is subject to regulatory and other approvals and conditions. The two companies have combined annual revenues of approximately $3,400,000. The acquisition is expected to be completed by July of 1997.


Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits:

          10.1 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.

          10.2 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.

          10.3 Asset Purchase Agreement dated December 26, 1996 by and between Health Acquisition Corp. and C.J. Home Care Inc., d/b/a
               Garden City Home Care.

          *10.4 Asset Purchase  Agreement  dated February  , 1997.

          27   Financial Data Schedule.


     (b)  Reports on Form 8-K

          None

*Confidential treatment has been requested for a portion of this Exhibit.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Home Health Care Corp.



Date:  March 14, 1997                     /s/ Robert P. Heller
                                          --------------------
                                          Robert P. Heller
                                          Vice President of Finance,
                                          Chief Financial and Accounting Officer

                                                    Commission File No. 0-12927







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JANUARY 31, 1997

                         NATIONAL HOME HEALTH CARE CORP.

Exhibit
Number            Document                                         Page Number
------            --------                                         -----------

10.1 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health
                  Care Corp.

10.2 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from The Bank of New York to New England Home
                  Care, Inc.

10.3              Asset Purchase Agreement dated December 26,
                  1996 by and between Health Acquisition Corp. and C.J. Home Care Inc., d/b/a Garden City
                  Home Care.

*10.4             Asset Purchase Agreement dated February ,
                  1997.
                                                     .

27                Financial Data Schedule.

* Confidential treatment has been requested for a portion of this Exhibit.

                                                                  Exhibit 10.1

THE BANK OF NEW YORK
NEW YORK'S FIRST BANK-FOUNDED 1784 BY ALEXANDER HAMILTON


                                    8 EAST PARKWAY, SCARSDALE, NEW YORK 10583



February 20, 1997


Mr. Robert E. Heller, Vice President &
Chief Financial officer
National Home Health Care Corp.
700 White Plains Road, Suite 363
Scarsdale, New York 10583

Dear Bob:

This letter confirms that The Bank of New York (the "Bank") holds available a $2,000,000 secured advised line of credit to National Home Health Care Corp.

Advances under the line of credit shall be payable on demand and bear interest at a rate per annum equal to the alternate base commercial lending rate of the Bank as publicly announced to be in effect from time to time (the "Alternate Base Rate"), such rate to change on the effective date of any change in the Alternate Base Rate.

          "Alternate Base Rate" shall mean, for any day, a rate per annum equal to the higher of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1%.

For purposes of this definition:

          "Prime Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or if such day is not a business day, for the next preceding business day, the average of quotations for such day on such transactions received by the Bank from three Federal funds brokers of recognized standing selected by the Bank.

All advances and all principal payments hereunder shall be endorsed by the Bank on the sheet attached to the Promissory Grid Note and shall be secured by all assets of the borrower pursuant to a security agreement. The borrower authorizes the Bank to accept telephonic instructions from a duly authorized representative of the borrower, as indicated by the latest Corporate Resolution on file with the Bank, to make an advance or receive a repayment hereunder and to endorse the sheet attached to this Promissory Grid Note accordingly. All advances made hereunder shall be credited to the Borrower's deposit account referred to above, which credits shall be confirmed to the borrower by standard advice of credit. The borrower agrees that the actual crediting of the sum of money so borrowed to the borrower's deposit account shall constitute conclusive evidence that the advance was made, and the failure of the Bank to endorse the amount of any advance on the sheet attached to this note or to forward to the borrower an advice of credit shall not affect the obligation of the borrower to repay such advance.

In addition, all advances under the line of credit shall be jointly and severally guaranteed by Health Acquisition Corp., New England Home Care, Inc. and Nurse Care, Inc. Each guarantee shall be secured by all assets of the respective guarantors pursuant to a security agreement. The form of note, security agreement and guarantee to be furnished to the Bank shall be in form and substance acceptable to the Bank and its counsel.

Advances  under the line of credit are subject to the Bank's  satisfaction  with
(i) the specific purpose and expected time and source of repayment of each advance, and (ii) the Borrower's and the guarantors' financial condition, business prospects and operations at the time of each advance. As you know, lines of credit may be cancelled by either party at any time, however, unless cancelled earlier, the line of credit shall be held available until January 30, 1998.

Additionally, all outstanding advances under the line of credit shall be reduced to zero for a period of 30 consecutive days during each twelve (12) month calendar period in which the line of credit is held available.


Very truly yours,

THE BANK OF NEW YORK

/s/ Richard J. Kolosky

Richard J. Kolosky
Vice President

                                                                   Exhibit 10.2

THE BANK OF NEW YORK
NEW YORK'S FIRST BANK-FOUNDED 1784 BY ALEXANDER HAMILTON

                                    8 EAST PARKWAY, SCARSDALE, NEW YORK 10583



February 20, 1997


Mr. Robert E. Heller, Vice President &
Chief Financial officer
New England Home Care, Inc.
700 White Plains Road, Suite 363
Scarsdale, New York 10583

Dear Bob:

This letter confirms that The Bank of New York (the "Bank") holds available a $2,000,000 secured advised line of credit to New England Home Care, Inc.

Advances under the line of credit shall be payable on demand and bear interest at a rate per annum equal to the alternate base commercial lending rate of the Bank as publicly announced to be in effect from time to time (the "Alternate Base Rate"), such rate to change on the effective date of any change in the Alternate Base Rate.

               "Alternate Base Rate" shall mean, for any day, a rate per annum equal to the higher of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1%.

For purposes of this definition:

               "Prime Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or if such day is not a business day, for the next preceding business day, the average of quotations for such day on such transactions received by the Bank from three Federal funds brokers of recognized standing selected by the Bank.

All advances and all principal payments hereunder shall be endorsed by the Bank on the sheet attached to the Promissory Grid Note and shall be secured by all assets of the borrower pursuant to a security agreement. The borrower authorizes the Bank to accept telephonic instructions from a

Page 2
Robert E. Heller
NEHCI


duly authorized representative of the borrower, as indicated by the latest Corporate Resolution on file with the Bank, to make an advance or receive a repayment hereunder and to endorse the sheet attached to this Promissory Grid Note accordingly. All advances made hereunder shall be credited to the Borrower's deposit account referred to above, which credits shall be confirmed to the borrower by standard advice of credit. The borrower agrees that the actual crediting of the sum of money so borrowed to the borrower's deposit account shall constitute conclusive evidence that the advance was made, and the failure of the Bank to endorse the amount of any advance on the sheet attached to this note or to forward to the borrower an advice of credit shall not affect the obligation of the borrower to repay such advance.

In addition, all advances under the line of credit shall be jointly and severally guaranteed by National Home Health Care, Inc., Nurse Care, Inc., and Health Acquisition Corp. Each guarantee shall be secured by all assets of the respective guarantors pursuant to a security agreement. The form of note, security agreement and guarantee to be furnished to the Bank shall be in form and substance acceptable to the Bank and its counsel.

Advances  under the line of credit are subject to the Bank's  satisfaction  with
(i) the specific purpose and expected time and source of repayment of each advance, and (ii) the Borrower's and the guarantors' financial condition, business prospects and operations at the time of each advance. As you know, lines of credit may be cancelled by either party at any time, however, unless cancelled earlier, the line of credit shall be held available until January 30, 1998.

Additionally, all outstanding advances under the line of credit shall be reduced to zero for a period of 30 consecutive days during each twelve (12) month calendar period in which the line of credit is held available.


Very truly yours,

THE BANK OF NEW YORK

/s/ Richard J. Kolosky

Richard J. Kolosky
Vice President

                                                                   Exhibit 10.3

                                    AGREEMENT


     AGREEMENT, dated this 24th day of December, 1996 among C. J. Home Care, Inc., d/b/a Garden City Home Care, a business corporation organized under the laws of the State of New York, having its principal place of business at 246 Mineola Blvd., Mineola, New York 11501 ("Seller"); Health Acquisition Corp., d/b/a/ Allen Health Care, a business corporation organized under the laws of the State of New York, having its principal place of business at 175- 20 Hillside Avenue, Jamaica, New York 11432 ("Buyer"); Janet Reichler, residing at 18-56A Corporal Kennedy Street, Bayside, New York 11360 ("Reichler"); and Christina Calleja, residing at 7 Oak Point Drive West, Bayville, New York 11709 ("Calleja").

     WHEREAS, the Seller is engaged in the business of providing home health care in the State of New York; and

     WHEREAS, Seller wishes to sell to Buyer and Buyer wishes to purchase from Seller certain designated assets of the Seller, not comprising all or substantially all of the assets of Seller, upon the conditions and terms set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual representations, warranties, covenants and agreements herein set forth, the parties hereto agree as follows:


                                    ARTICLE I

     1.   Sale and Purchase of Included Assets.

          1.1. Included Assets Transferred. Subject to the terms and conditions hereof, Seller shall sell, convey, transfer and deliver to Buyer, and Buyer shall purchase from Seller at the Closing, hereinafter defined, all of Seller's right, title and interest in and to the following assets (collectively "Included Assets"): (a) the fixed, tangible assets set forth on Schedule 1.1 (a) annexed hereto; (b) Seller's personnel files, addresses and telephone num bers; (c) patient files of such patients of Seller ("Patients") as elect to be transferred to Buyer on or about the Closing Date pursuant to the Discharge Plan annexed hereto as Exhibit 3.8;

            (d) all trademarks, trade names, excluding the name "Garden City Home Care" and all derivatives thereof, and all similar property rights relating in any way to the Seller's business; and

            (e) all trade secrets, inventions, processes, procedures, market surveys and marketing know-how wherever located relating to the Seller's business.

                        1.2. Assets Excluded and Retained by Seller. All of the remaining assets of the Seller (collectively, the "Excluded Assets") are not included within the Included Assets and shall remain the property of the Seller on and after the Closing Date, including the following:

            (a) all machinery, equipment, furniture, fixtures, furnishings, tools and similar property owned by the Seller, including those set forth on Schedule 1.2;

            (b) all supplies owned by Seller, including those set forth on Schedule 1.2;

            (c) Other than as provided in Section 1.1, all books, records, manuals and other materials relating to the Seller's business; including, without limitation, advertising matter, correspondence, sales materials and research and accounting records;

            (d) Seller's cash, accounts receivable on invoices for sales and services prior to the Closing Date,and notes receiv able;

                        (e) Other than as provided in Section 1.1, Seller's financial records, cancelled checks, bank statements and tax re turns;

            (f) any claims, refunds, rights, choses in actions and litigation and the proceeds thereof by or against the Seller ir respective of the date on which any such claims and obligations may arise or accrue;

            (g) Seller's corporate minute books and records,tax record s, and general ledger or other books of original entry;

            (h) the rights of Seller under this agreement;

            (i) Seller's trade name, "Garden City Home Care," and all

derivatives thereof;

            (j) leases of real property and personal property;

            (k) Insurance policies, prepaid expenses and security deposits;
            (l) Seller's Federal Tax Identification Number, Seller's Department of Health License Number, and Seller's Medicaid
Provider Number.
                        1.3. Retained Liabilities. Buyer shall not be deemed to be a successor to Seller and shall not assume or be bound by or become obligated to pay any of the following liabilities or obligations of Seller (the "Retained Liabilities"):

            (a) liabilities for personal injuries, or property damage;

     (b) liabilities for claims brought by any employee of Seller, or for any compensation, vacation pay, sick pay, bonus or any payments due or accrued or contingently owed to any employee or former employee of Seller up to the time of Closing;

            (c)  liabilities   for  claims  alleging   violation  of  applicable
environmental laws to the extent such violations occurred prior to the Closing Date;

             (d) liabilities for payment of any applicable federal, state or local taxes, if any (including any interest or penalties thereon);

            (e) liabilities for any claim for reimbursement or recoup ment of funds previously paid to Seller by any payor, including without limitation, Medicare, Medicaid, insurance companies, HMO's or other parties.

            (f) any liability or obligation arising out of a breach or default by Seller under any contract or governmental permit or license, attributable to the period prior to the Closing Date;

            (g) any claims, liabilities and obligations of any kind arising out of, or resulting from the ownership or use of the Included Assets or the operation of the business of Seller, to the extent same are attributable to the period prior to the Closing Date;

            (h)  any liability or obligation in respect of the Excluded
Assets.
                        1.4. Exhaustive List of Included Assets. The parties acknowledge that the Included Assets set forth in Section 1.1 and on Schedule
1.1 are intended to represent the only assets to be purchased hereunder and that no other assets owned by Seller on the date hereof or at Closing are intended to be nor shall they be deemed to be transferred hereunder.

                        1.5. No Construal. Neither this Agreement nor the transactions contemplated hereby shall be construed to (i) create any interest in this Agreement on the part of any creditor of the Seller, or (ii) confer any third party beneficiary status on any person or entity whatsoever. Seller represents that Buyer shall not be liable in any respect to any third party, whether a creditor, employee or patient of the Seller, or to any other third party in connection with this Agreement or the transactions contemplated hereby.

                                   ARTICLE II
                                   THE CLOSING

          2.1. Place and Date. The Closing of the sale and pur chase of the Included Assets (the "Closing") shall take place at the offices of Seller's attorneys: Halpern & Pasternack, P.C., 100 Ring Road West, Garden City, New York 11530, at 10:00 a.m., no later than thirty (30) days after the last required consent is obtained pursuant to Sections 6.1.4 and 6.1.5 hereof, or at such other time or place as agreed to by the parties. The date of the closing is herein referred to as the "Closing Date".

          2.2. Transfer of Included Assets. At the Closing, Seller shall deliver to Buyer bills of sale, assignments, en dorsements and other instruments as may be necessary in the reasonable opinion of Buyer to convey and vest in Buyer all right, title and interest in and to all of the Included Assets, free and clear of all liens and encumbrances.

          2.3. Purchase Price and Payment of Purchase Price. The Purchase Price for the Included Assets shall be Four Hundred Fifty Thousand ($450,000.) Dollars, payable by Buyer as follows: $ 50,000. upon the signing of this Agreement payable to "Halpern & Pasternack, as attorneys", to be held in escrow pursuant to ARTICLE VIII hereof (the "Escrow Deposit"), $400,000. payable to Seller by certified or bank teller's check at the Closing.

          2.4. Allocation. The Purchase Price shall be allocated in accordance with Schedule 2.4 annexed hereto and made a part hereof. The Buyer and Seller agree that such allocation shall be conclusive and binding for all purposes, and the parties each agree to file all income or other tax returns in a manner consistent with such allocation.

          2.5. Additional Payments by Buyer. In addition to the Purchase Price, Buyer shall pay the sum of $100,000. to Janet Reichler and the sum of $100,000. to Christina Calleja payable at the Closing, and conditioned on the occurrence of the Closing, by certified or bank teller's checks to their order, as consideration for the restrictive covenants to be delivered by them to Buyer pursuant to Section 6.1.6 hereof.

                                   ARTICLE III
                    REPRESENTATIONS AND WARRANTIES OF SELLER
            Seller hereby represents and warrants to Buyer as follows:

                        3.1.  Organization and Good Standing.   Seller is a
corporation duly organized, validly existing and in good standing under the laws of the State of New York with full corporate power and authority to own and use its properties and to transact its business as same is now being conducted.

                        3.2. Authority; Binding Effect. Seller has the corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. Such execution, delivery, performance and consummation have been duly authorized by all necessary action on the part of the Seller. This Agreement has been duly executed and delivered by the Seller and constitutes the valid and legally binding obligation of the Seller, enforceable against the Seller in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization and other similar laws relating to or affecting the rights of creditors generally, as well as limitations imposed by general principles of equity. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in any violation of or default under any provision of the Certificate of Incorporation of the Seller, or to Seller's knowledge, any mortgage, indenture, lease or other agreement or instrument, statute, law, ordinance, rule, regulation, judgment, order, decree, permit, concession, grant, franchise or license.

                        3.3. Tax Returns. Seller has timely filed with the appropriate federal, state and local agencies, all tax returns and tax reports required by law to be filed by Seller, (which returns and reports were true, correct and complete in all material respects at the time of filing thereof and were prepared in accordance with applicable laws and regulations) and all taxes due have been fully paid, or adequate reserves have been set up for the same and are reflected on its financial statements (or such taxes shall be paid by Seller if hereafter determined to be due and payable), there are no unpaid taxes which are or will become a lien or charge on any of the Included Assets and there are no known or proposed deficiency assessments in respect of any federal, state or local tax return filed by Seller which might adversely affect the Included Assets.

                        3.4. Title to the Included Assets. Seller has good and marketable title to the Included Assets free and clear of any liens, mortgages, pledges, encumbrances, claims, and charges of any kind. No asset is subject to any mortgage, pledge, lien, charge, security, interest, encumbrance, restriction, lease, license, easement, liability or adverse claim of any nature whatsoever. The officers, directors and employees of Seller have no rights of ownership, use, or any other rights with respect to any of the Included Assets.

                        3.5. Litigation. There is no suit, claim, action or proceeding now pending or, to the best knowledge of Seller, threatened before any court, administrative or regulatory body, or any governmental agency or any grounds therefor which may re sult in any judgment, order, decree, liability or other determi nation which will, or could, have a material adverse effect upon the Included Assets or the consummation of the transactions con templated hereby. Seller is not subject to any judgment, order or decree which has, or reasonably could be expected to have, such effect.

                        3.6. Bulk Sales. The sale by the Seller of the In cluded Assets in accordance with this Agreement does not consti tute a bulk sale as such term is defined in the applicable bulk sales law and no compliance is required under Article 6 of the New York Uniform Commercial Code.

                        3.7. Personnel. None of the Seller's administrative health care personnel has notified the Seller of his or her in tention to terminate his or her relationship with the Seller and commence any such relationship with another entity; provided that Seller shall have no liability whatsoever to any such personnel solely by reason of Buyer failing to hire or retain such personnel. Seller further represents that Seller is

            (a) not a party to any union, collective bargaining or any similar agreement;

            (b) not providing or obligated to provide any profit-sharing, deferred compensation, bonus, savings, pension, retain er, retirement, welfare or incentive plan or agreement; and

            (c)  not a party to any employment agreement.

                        3.8. Cessation of Operations. Seller is a home care services agency, duly licensed under Article 36 of the New York State Public Health Law. The Seller shall suspend all of its operations, lay off all of its field personnel, cease providing any and all services to its patients, and surrender its home care license under Article 36 of the New York State Public Health Law at or prior to the Closing Date, pursuant to the Discharge Plan annexed hereto as Schedule 3.8.

                        3.9. Compliance with Laws. Seller possesses and is in material compliance with all permits, licenses and governmental approvals required to operate its business as presently operated and to own the Included Assets.

                        3.10. Financial Information and Hours. The financial information and hours information set forth in the second para graph of Section
6.1.3 is true and accurate.
                                   ARTICLE IV
                     REPRESENTATIONS AND WARRANTIES OF BUYER

            Buyer hereby represents and warrants to Seller as follows:

                        4.1. Organization and Good Standing. Buyer is a cor poration duly organized, validly existing and in good standing under the laws of the State of New York.

                        4.2. Buyer is a duly licensed home care services agen cy pursuant to Article 36 of the New York State Public Health
Law.

                        4.3. Execution, Delivery and Performance of Agreement; and Authority. The execution, delivery and the performance by the Buyer of this Agreement and the consummation of the transac tions contemplated hereby have been authorized by all necessary corporate action.

                                    ARTICLE V
                            COVENANTS OF THE PARTIES

                        5.1. Conduct of Business. From the date hereof to the Closing Date, except as otherwise consented to by Buyer in writing, Seller shall conduct its business as presently conducted and in the ordinary course of business consistent with past practice; maintain all tangible Included Assets in good operating condition and repair; perform in all material respects all of its obligations under agreements, contracts and instruments relating to or affecting the Included Assets; comply in all material respects with all statutes, laws, ordinances, rules, regulations, judgments, orders, decrees, permits, and governmental approvals applicable to the Included Assets; use its best efforts to keep the Included Assets intact; and promptly advise Buyer in writing of any material adverse change in the Included Assets.

                        5.2. Access and Information. Seller will permit Buy er, and Buyer's representatives or designees reasonable access to such records, including but not limited to personnel records, of Seller at such times as may be agreed by the parties and as may be necessary or useful with regard to matters which may affect the Included Assets subsequent to the Closing.

                        5.3. Removal of Included Assets. All expenses of re moval of the Included Assets from the Seller's premises following the Closing shall be borne by the Buyer; provided that the Seller shall use reasonable efforts to accommodate Buyer in the removal process.

                                   ARTICLE VI
                              CONDITIONS PRECEDENT

                        6.1. Conditions to Obligations of Buyer. The obliga tions of Buyer to pay the Purchase Price to Seller and to satisfy its other obligations hereunder shall be subject to the fulfill ment (or waiver by Buyer) at or prior to Closing, of the following conditions, which Seller agrees to use its best efforts to cause to be fulfilled:

                        6.1.1 All representations and warranties of Seller contained herein and in any schedules annexed hereto or document delivered at the time of the execution and delivery hereof shall be true and correct when made and at and as of the Closing Date and Seller shall have surrendered its home care license under Article 36 of the New York State Public Health Law.

                        6.1.2 All covenants, agreements and obligations re quired by the terms of this Agreement to be performed by Seller at or before the Closing shall have been duly and properly per formed.

                        6.1.3 Since the date of this Agreement, there shall not have occurred any material change in any of the Included As sets. Seller shall operate the business to be operated in a man ner consistent with prior practice and shall use its best efforts to maintain the good will of all patients, employees and other persons with whom it has commercial dealings.

     It is understood and agreed that the Buyer has relied upon certain financial data contained in Seller's accountants' compilation report of income and earnings for the year 1995, to wit: that the revenues received were $1,999,548 and that the total cost of services provided was $1,457,683. In addition, Buyer has relied upon Seller's representation that the total hours of service provided to Medicaid patients in the year 1995 was approximately 109,000, and the total hours of service provided to non-Medicaid patients for that period was approximately 33,500 and that the billings reflect those hours. It is further understood that Buyer is relying on the fact that the service hours to Medicaid and non-Medicaid patients as well as receipts, expenses and billings for the current year to the date of closing will be proportionately comparable to 1995. Seller shall permit Buyer to verify the foregoing prior to Closing. In the event the service hours and revenues for 1996 are more than 5% lower, Buyer shall have the option to terminate this contract, or to consummate the transaction at such lower price as the parties may agree.

                        6.1.4  The New York State Public Health Council and the
New  York  State   Department  of  Health  shall  approve  of  the   transaction
contemplated herein.

                        6.1.5 The Nassau County Department of Social Services shall approve of the transfer of its Medical Assistance patients from the Seller to the Buyer, if required.

                        6.1.6 Seller and Seller's principals, Janet Reichler and Christina Calleja, shall have delivered restrictive covenants to the Buyer agreeing not to engage in the home care business for a period of five (5) years in an area comprising Nassau and Suf folk Counties and the greater New York City metropolitan area, including New York, New Jersey and Connecticut; agreeing to maintain as confidential in all respects all information relating to the Included Assets and the transactions contemplated hereby, and agreeing not to solicit any patients or employees of Buyer, all of the foregoing agreements to be in form reasonably satisfactory to Buyer.

                        6.2 Conditions to Obligations of Seller. The obliga tion of the Seller to deliver the bills of sale, assignments, en dorsements and other instruments of transfer relating to the Included Assets shall be subject to the fulfillment on or prior to the Closing Date (or waiver by Seller), of the following con ditions which Buyer agrees to use its best efforts to cause it to be fulfilled:

                        6.2.1 All representations and warranties of Buyer con tained herein shall be true and correct when made and at and as of the Closing Date.

                        6.2.2 All covenants, agreements and obligations re quired by the terms of this Agreement to be performed by Buyer at or before the Closing shall have been duly and properly per formed.

                        6.2.3 Seller shall have paid or tendered the full purchase price pursuant to Section 2.3 hereof.

                                   ARTICLE VII
                                 INDEMNIFICATION

                        7.1.  Indemnity.

                        7.1.1 Seller hereby agrees to indemnify, defend and hold harmless Buyer and its parent corporation from and against all demands, claims, actions or causes of action, assessments, losses, damages, liabilities, costs and expenses, including with out limitation, interest, penalties and reasonable attorneys' fees and expenses (collectively, "Damages"), resulting to, imposed upon or incurred by the Buyer by reason of or resulting from

            (a) any breach of any of the representations and warranties of the Seller set forth in this Agreement;

    (b) any failure of the Seller to perform or observe any covenant set forth in this Agreement;

   (c) any operations or business conducted, commitment made, service rendered or condition existing or any action taken or omitted by or on behalf of Seller prior to Closing; and

    (d)  any debts, obligations or taxes payable of the Seller.

                        7.1.2 Buyer hereby agrees to indemnify, defend and hold harmless Seller from and against all damages resulting to, imposed upon or incurred by Seller, by reason of or resulting from:

            (a) any breach of the representations and warranties of the Buyer set forth in this Agreement;

            (b) any failure of the Buyer to perform or observe any covenant set forth in this Agreement;

            (c)  any debts, obligations or taxes payable of the Buyer;
and
            (d) any operations or business conducted, commitment made, service rendered or condition existing or any action taken or omitted by or on behalf of Buyer after the Closing;

                        7.1.3 The parties agree that the indemnification pro vided for in Sections 7.1 shall be limited to an aggregate amount of Fifty Thousand ($50,000) and such indemnification shall only apply to claims asserted within 12 months of the Closing Date. The parties further agree that no claim shall be made for indemnification until the aggregate amount exceeds Two Thousand Five Hundred ($2,500) Dollars.

                        7.2. Remedies Cumulative. Except as herein expressly provided, the remedies provided herein shall be cumulative and shall not preclude assertion by any party hereto of any other rights or the seeking of any other remedies, including without limitation breach of contract remedies, against any other party hereto, provided such remedies are consistent with this Agreement.

                        7.3. Conditions of Indemnification with Respect to Third Party Claims. The obligations and liabilities of the par ties under this Article shall be subject to the following terms and conditions:

                        7.3.1 Whenever a claim shall arise for indemnification under this Article VII, the party entitled to indemnification (the "Indemnified Party") shall give 15 days notice of any such claim to the party from whom indemnification is sought ("the In demnifying Party"), and the Indemnifying Party may undertake the defense thereof by representatives chosen by it and reasonably acceptable to the Indemnified Party. This Indemnified Party may, at its own expense, participate in any such proceeding with the counsel of its choice, and so long as the Indemnifying Party is in good faith defending such claim or proceeding, the Indemnified Party shall not compromise or settle such claim without the prior written consent of the Indemnifying Party.
                        7.3.2  If the Indemnifying Party, within a reasonable
time after notice of any such claim, fails to defend, the Indem nified Party may (upon further notice to the Indemnifying Party) undertake the defense, compromise or settlement of such claims on behalf of and for the account and risk of the Indemnifying Party, in such manner as the Indemnified Party may deem appropriate, including, but not limited to, settling such claim or litigation (after giving notice of the same to the Indemnifying Party) on such terms as the Indemnified Party may deem appropriate, subject to the right of the Indemnifying Party to assume, at its expense, the defense of such claim at any time prior to settlement, compromise or final determination. The Indemnifying Party shall pay the Indemnified Party not more than 10 days after demand, in accordance with the provisions of this Section 7.3.
                        7.3.3  Anything in this section 7.3 to the contrary
notwithstanding,
            (a) if in the written opinion of counsel for the Indem nified Party delivered to the Indemnifying Party there is a rea sonable possibility that a claim will materially and adversely affect the Indemnified Party other than as a result of money dam ages or other money payments, the Indemnified Party shall have the right, at its own cost and expense, to defend, but not com promise or settle the claim without the consent of the Indemnifying Party, which shall not be withheld unreasonably; and
            (b) the Indemnifying Party shall not, without the written consent of the Indemnified Party, which shall not be unreasonably withheld, settle or compromise any claim or consent to the entry of any judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indem nified Party a release from all liability by the Indemnified Party and the Indemnifying Party, in respect of such claim.
                        7.3.4  In any suit or proceeding which either party may
institute pursuant to this Article, the other party hereby agrees, at the expense of the Indemnifying Party (except as to those expenses to be borne by the Indemnified Party pursuant to Section 7.3.3) to cooperate in all reasonable respects and to testify or have its employees testify when reasonably requested and to make available relevant records, papers, information, samples, specimens and the like.
                                  ARTICLE VIII
                              ESCROW FOR INDEMNITY
                        8.1.  The Escrow Deposit of $50,000 deposited pursuant
to Section 2.3 hereof shall be held in escrow by Seller's attorneys ("Escrow Agent"), pursuant to the terms and conditions of this ARTICLE VIII.
                        8.1.1.  The Buyer shall make payment of the Escrow
Deposit to the Escrow Agent, who agrees to hold the same in escrow pursuant to the terms hereof. The Escrow Deposit shall be deposited by the Escrow Agent in an interest-bearing bank account. Interest shall be added to the Escrow Deposit.
                        8.1.2.  Buyer shall be entitled to the return of the
Escrow Deposit in the event that the conditions set forth in Section 6.1 are not satisfied, or in the event the conditions set forth in Section 6.2 are satisfied, and Buyer is ready, willing and able to close and Seller fails to close. Seller shall be entitled to the delivery of the Escrow Deposit in the event that the conditions set forth in
Section  6.2 are not  satisfied,  or in the  event the  conditions  set forth in
Section 6.1 are satisfied and Seller is ready, willing and able to close but Buyer fails to close. If the Seller shall be entitled to the Escrow Deposit, or any part thereof, the Escrow Agent shall pay over the Escrow Deposit or the appropriate part thereof, to the Seller. If a claim is asserted by Buyer against Seller under the indemnification set forth in Section 7.1, and if Buyer has served a demand upon Escrow Agent for payment of such claim from the Escrow Deposit, Escrow Agent shall release such portion of the Escrow Deposit as is sufficient to satisfy such claim unless Escrow Agent receives a Notice of Objection as set forth in Section 8.1.4. If the Buyer shall be entitled to the return of the Escrow Deposit, or any part thereof, and serves a demand therefor on the Escrow Agent, the Escrow Agent shall pay over such sum to the Buyer, unless Escrow Agent receives a Notice of Objection. Nothing contained herein shall preclude Seller or Escrow Agent from satisfying a claim for a lesser amount than the sum demanded.
                        8.1.3.  Upon the occurrence of the Closing, the Escrow
Agent shall continue to hold the $50,000 Down Payment in escrow for the period of one year after the Closing to fund the indemni fications pursuant to Section
7.1.1 hereof.
                        8.1.4.  Prior to effectuating any delivery of any part
of the Escrow Deposit, the Escrow Agent shall give notice of such proposed delivery to both the Buyer and the Seller and to Buyer's attorney, and no such delivery shall be made if, within a period of ten days following the date upon which notice is effective (as set forth in Paragraph 8.1.10 hereof), the Escrow Agent shall have received a Notice of Objection from the Seller or the Buyer, as the case may be, setting forth an objection to such delivery. The Escrow Agent shall promptly deliver a copy of such Notice of Objection to the other party.
                        8.1.5.  If the Escrow Agent shall have received a
Notice of Objection as set forth in Section 8.1.4 hereof, or if any disagreement or dispute shall arise between the parties re sulting in adverse claims and demands with respect to the Escrow Deposit, then the Escrow Agent shall continue to hold the Escrow Deposit until the Escrow Agent shall have received (i) a written instrument signed by both the Seller and the Buyer setting forth the joint direction of such parties with respect to the Escrow Deposit, or (ii) a certified copy of a final and non-appealable judgment of a court of competent jurisdiction directing the disbursement of the Escrow Deposit. The Escrow Agent shall also be entitled to deposit the Escrow Deposit with the clerk of the court in which any litigation between the parties is pending, or with the clerk of any appropriate court in Nassau County, New York.
                        8.1.6.  The Escrow Agent shall not be liable in any way
or to any person for its refusal to comply with adverse claims and demands being made upon it, and shall not be responsible for any act or failure to act on its part, nor shall it have any lia bility under this Escrow Agreement, except in the case of willful malfeasance or gross negligence. This Escrow Agreement shall terminate and the Escrow Agent shall be automatically released from all responsibility and liability upon the Escrow Agent's delivery or deposit of the Escrow Deposit to the parties or to the clerk of a court in accordance with the provisions of this ARTICLE VIII.
                        8.1.7.  The Escrow Agent or any member of its firm
shall be permitted to act as counsel for the Seller in any dispute or question as to any matter arising out of this Agreement or the Escrow Deposit.
                        8.1.8.  The Escrow Agent may resign at any time and, in
such event, shall deliver the Escrow Deposit pursuant to the joint written instructions of the Seller and the Buyer or, in the absence of such instructions, shall deposit the Escrow Deposit with the clerk of an appropriate court in Nassau County, New York.
                        8.1.9.  The Escrow Agent shall be indemnified by the
Buyer and the Seller against any liabilities, damages, losses, costs or expenses incurred by, or claims or charges made against, the Escrow Agent (including reasonable counsel fees, disbursements and court costs) by reason of its acting or failing to act in connection with any of the matter contemplated by, or in carrying out the terms of, this ARTICLE VIII, except as a result of its willful malfeasance or gross negligence. In addition, in the event the Escrow Agent is required to take any action or perform services beyond those required by Sections 8.1.3 and 8.1.4 hereof, the Escrow Agent may charge a reasonable fee for such services, which fee shall be paid equally by the Buyer and the Seller.
                        8.1.10.  Any notice, demand or other  communication
pursuant to this ARTICLE VIII shall be in writing and delivered in accordance with the provisions of the Agreement, addressed to the Seller and the Buyer at the addresses set forth above, and to the Escrow Agent at 100 Ring Road West, Suite 105, Garden City, New York 11530. Notice shall be deemed effective as provided in Section 10.10 hereof.
                        8.1.11.  On the first anniversary of the Closing, the
Escrow Agent shall release the balance of the escrow funds to the Seller. In the event there is any unresolved claim against the Escrow Deposit on the first anniversary of the Closing, the Escrow Agent shall continue to hold funds in the full amount of such claim(s) until such claim is resolved. Upon such reso lution, the Escrow Agent shall distribute the balance of the Escrow Deposit in accordance with such resolution.
                                   ARTICLE IX
                              ADDITIONAL COVENANTS
                        9.1.  Further Assurances and Assertions.  The Seller
shall, from time to time, at the request of the Buyer execute and deliver such further instruments of transfer and assignment and take such other action as the Buyer may reasonably request and as may be reasonably necessary in order to vest in the Buyer title to all of the Included Assets purchased. Buyer shall pay any filing fees, recording charges, transfer taxes, etc. relating to such instruments.
                                    ARTICLE X
                                  MISCELLANEOUS
                        10.1.  Taxes.  Any federal, state or local sales or
other taxes, levies or assessments, including any bulk sales taxes, incurred in connection with this Agreement or resulting from the consummation of the transactions contemplated hereby shall be the liability and responsibility of, and shall be paid by Seller; provided, that Buyer shall at the Closing pay to Seller, in addition to the Purchase Price, the New York State and local sales tax, if any, on the portion of the Purchase Price allocated to the Included Assets set forth on Schedule 1.1 (a) annexed hereto.
                        10.2.  Termination.  This Agreement may be terminated
by Seller or Buyer, as applicable, by delivering written notice to the other at any time prior to the Closing Date upon the occurrence of any of the following events:
            (a)  by mutual written consent of all the parties hereto; or
            (b)  by the Seller if any of the conditions provided in
Section 6.2 hereof have not been met by the time required and have not been waived by Seller; provided that Seller shall have notified the Buyer in writing of such failure and Buyer shall not have cured such failure within seven days of such notice; or
            (c) by the Buyer if any of the conditions provided in Sec tion 6.1. hereof have not been met by the time required and have not been waived by Buyer; provided that Buyer shall have notified the Seller in writing of such failure and Seller shall not have cured such failure within seven days of such notice.
                        10.3.  Liabilities.  In the event this Agreement is
terminated pursuant to Section 10.2 above, the Escrow Deposit shall be returned to Buyer, and no party hereto shall have any liability to any other party hereto for costs, expenses, damages, loss of anticipated profits or otherwise; provided, that if termination occurs because of any misrepresentation or breach of warranty by a party hereto, such termination shall not preclude any rights which the other party hereto may have against such party for costs, expenses or damages on account of such party's misrepresentation or breach.
                        10.4.  Waivers and Amendments.
                        10.4.1  This Agreement may be amended, modified or sup
plemented only by a written instrument executed by the parties hereto. The provisions of this Agreement may be waived only by an instrument in writing executed by the party granting the waiver. No action taken pursuant to this Agreement, including without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representation, warranty, covenant or agreement contained herein. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any other or subsequent breach.
                        10.4.2  No failure on the part of any party to exer
cise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of such right, power or remedy by such party preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law.
                        10.5.  Survival of Certain Provisions.  The provisions
of Article VII, Article VIII and the representations, warranties and covenants contained in this Agreement shall survive Closing without limitation.
                        10.6.  Payment of Fees and Expenses.  Each party shall
pay and be responsible for all of its own fees and expenses of its counsel, and all other expenses incurred by it incident to the negotiations, preparation and execution of this Agreement and the consummation of the transactions contemplated herein.
                        10.7.  Entire Agreement.  This Agreement, and all
exhibits and schedules referenced herein constitute the entire agreement of the parties as to the subject matter hereof, and supersede all prior discussions, negotiations and agreements,

whether written or oral, between the parties with respect to the subject matter of this Agreement, including but not limited to the Letter of Intent dated April 30, 1996. All disclosures in any schedules to this Agreement are incorporated by reference herein and in each of the other schedules.
                        10.8.  Non-Assignability.  This Agreement and any
rights pursuant hereto shall not be assignable by the Buyer herein, without the written consent of Seller, and any purported assignment by Buyer without said consent, shall be null and void, and without force and effect.
                        10.9. Severability. A determination by any Court that any portion of this Agreement is unenforceable or invalid shall not affect the enforceability or validity of any of the remaining portions of the Agreement or of this Agreement as a whole.
                        10.10. Notices. All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given or made: if by hand, immediately upon delivery; if by telex, facsimile transmission, telecopier, telegram or sim ilar electronic device, immediately upon sending, providing it is sent on a business day, but if not, then immediately upon the beginning of the first business day after being sent; if by Fed eral Express, or any other overnight delivery service, on the first business day after dispatch; and if by certified or regis tered mail, return receipt requested, three (3) business days after delivery or immediately upon the return of the notice to the sender marked "refused," or "unclaimed." All notices, requests and demands are to be given or made to the parties at the addresses hereinbefore set forth or such other address specified in a notice given pursuant hereto, and in addition to the attorneys for the respective parties as follows:
                        To the Seller:
                        Winifred Pasternack, Esq.
                        Halpern & Pasternack, P.C.
                        100 Ring Road West
                        Garden City, NY 11530

                        To the Buyer:

                        Gary Simon, Esq.
                        Parker, Chapin, Flattau & Klimpl, LLP
                        1211 Avenue of the Americas
                        New York, NY 10036

            Any party or the Escrow Agent may change its address by no tice given pursuant to this Section 10.10.

                        10.11.  Public Announcements.   The parties agree that
the terms of this Agreement are confidential only, unless other wise provided, until this Agreement is executed. The parties shall jointly prepare a press release to be used for the first public announcement of the transaction. Thereafter each is enti tled to release to the public any and all information regarding the terms of this Agreement, including Buyer's filing of forms 8- K and related public announcements required by applicable securities laws and regulations.
                        10.12. Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties hereto, their successors and permitted assigns.
                        10.13. Governing Law. This Agreement and the legal relations between the parties hereto shall be construed, inter preted and enforced, both as to substance and remedies, in accordance with the laws of the State of New York, applicable to contracts made and to be enforced in such State.
                        10.14. Broker. Buyer and Seller each represents and warrants to the other that it has not dealt with any broker in connection with this sale other than Lindenstadt Company of Newport Beach, California ("Broker") and Seller shall pay Broker any commission earned by said Broker. The provisions of this paragraph shall survive the Closing and shall not be subject to the indemnification limitation set forth in Section 7.1.3 hereof.
                        10.15. No Further Negotiation. Seller agrees that it shall not enter into any negotiation with any third party for the sale of its assets from the date hereof unless this Agreement is terminated pursuant to its terms.
                        10.16. Paragraph Headings. The parties agree that the paragraph and article headings are inserted only for ease of reference, shall not be construed as part of this Agreement, and shall have no effect upon the construction or interpretation of any part hereof. The parties further agree that this Agreement has been jointly drafted and shall not be construed against either party.
                        10.17. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
                        IN WITNESS WHEREOF, the parties by and through their duly authorized representatives have duly executed this agree ment, as of the first above written.

                                     C.J. HOME CARE, INC., Seller


                                     By:
                                                 Christina Calleja, President

                                                 Tax I.D. No. 11-2635994

ATTEST:



Janet Reichler, Secretary


                                         HEALTH ACQUISITION CORP., Buyer


                                         By:
                                                     Richard Garofalo, President

                                                     Tax I.D. No. 11-2311754

AGREED TO AS TO ss.6.1.6



Christina Calleja


AGREED TO AS TO ss.6.1.6


Janet Reichler

                                            AGREED TO AS TO ARTICLE VIII

                                            HALPERN & PASTERNACK, P.C.,
                                            Escrow Agent


                                            By:
                                                        Winifred Pasternack

bus.sal\garden.agm

                                  SCHEDULE 1.1

                         INCLUDED FIXED, TANGIBLE ASSETS



7 Four-drawer file cabinets 1 large four-drawer file cabinet 4 desks 2 large directors chairs 6 miscellaneous chairs 1 large table 2 computer tables 1 table on rollers 1 upstanding file cabinet with rollers 1 computer holder with rollers 18 video tapes for in-service training large clothes cabinet

                                  SCHEDULE 1.2
                                 ASSETS EXCLUDED
1 Photocopier with table 1 fax machine Computers with printers 4 artificial plants radio with speakers clock microwave Television/video machine
Postage meter and postage entered thereon
Poland Spring Water cooler
Assorted office supplies

                                  SCHEDULE 2.4
                          ALLOCATION OF PURCHASE PRICE

EQUIPMENT INVENTORY SET FORTH ON SCHEDULE 1.1                    $ 10,000.00
EMPLOYEE FILES                                                 $100,000.00
CHARTS AND FILES OF PATIENTS                                     $ 50,000.00
GOOD WILL                                                       $290,000.00
                        TOTAL                                    $450,000.00

                                  SCHEDULE 3.8

                                 DISCHARGE PLAN

                              C. J. HOME CARE, INC.
                           D/B/A GARDEN CITY HOME CARE



             A letter will be sent to patients of Garden City Home Care informing them that the agency will be ceasing its operations. The patients will be told that arrangements have been made to continue their care with Health Acquisition Corp.

            Patients will be informed that in the event they wish to make other arrangements, they may do so. A list of other licensed or certified home care agencies who are providers in Nassau County will accompany the letter.

            1. The records of Patients who elect Health Acquisition Corp. will be transferred to Health Acquisition Corp.

                        a) Health Acquisition Corp. will commence service of Patients, with the same personnel, if possible.

            2. For those patients who elect other providers, the Nurse will complete a discharge summary and the patient, or a member of the patient's family, will be asked to sign it.

                        a) Garden City will send a copy of the discharge sum mary to the patient's physician.

                        b) Garden City's Nurse will ascertain which agency the patient is choosing.

                        c) Garden City will notify the new provider and send a copy of the discharge summary to the provider chosen by the pa tient.

                        d) Garden City will transfer the patient's records to the new agency.


Dated:

                                             C. J. HOME CARE, INC.
                                     d/b/a Garden City Home Care

                                                  BY:
                                               Christina Calleja, President

                                                                   Exhibit 10.4



                            ASSET PURCHASE AGREEMENT

     ASSET PURCHASE AGREEMENT dated this day of February, 1997, by and between

HOME HEALTH AIDES, INC., a New York corporation, with offices at 50 Clinton Street, Hempstead, New York 11550 ("Home Health") and H.H.A. AIDES, INC., a New York corporation, with offices located at 1787 Veterans Highway, Islandia, New York 11779 ("HHA") (Home Health and HHA are sometimes referred to individually as "Seller" and collectively as "Sellers"); and

HEALTH  ACQUISITION  CORP.  D/B/A  ALLEN  HEALTH  CARE  SERVICES,   a  New  York
corporation, with offices at 175-20 Hillside Avenue, Jamaica, New York 11432 ("Buyer").


                                    RECITALS

     A. Sellers are engaged in the business of providing home health care in Nassau and Suffolk Counties in the State of New York.

     B. Sellers desire to sell and transfer to Buyer, and Buyer desires to acquire from Sellers, certain of the assets of the Sellers' business, subject to and upon the conditions and terms set forth in this Agreement.

     NOW, THEREFORE, in consideration of the foregoing recitals, the mutual representations, warranties, covenants and agreements herein set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

     1.1 Definitions: For all purposes of this Agreement, except as otherwise expressly provided, (i) the terms defined in this Agreement include the plural as well as the singular,

     (ii) all accounting terms not otherwise defined herein have the meanings assigned under generally accepted accounting principles,

     (iii)  all   references  in  this   Agreement  to  designated   "Articles,"
"Sections," "Subsections" and other subdivisions are to the designated Articles, Sections, Subsections and other subdivisions of the body of this Agreement,

     (iv) all references in this Agreement to "Exhibits" or "Schedules" are to the Exhibits and Schedules attached to this Agreement,

     (v) pronouns of either gender or neuter shall include, as appropriate, the other pronoun forms, and

     (vi) unless the context requires otherwise, the words "herein," "hereof" and "hereunder," and other words of similar import refer to this Agreement as a whole and not to any particular Article, Section, Subsection or other subdivision. As used in this Agreement and the Exhibits, the following definitions shall apply:

     "Agreement" means this Asset Purchase Agreement by and between Buyer and Sellers, as the same may be amended or supplemented in a writing signed by duly authorized representatives of both parties, together with the Exhibits hereto.

     "Assumed Liabilities" mean the liabilities or obligations of Seller relating to the Business that are specifically assumed by Buyer pursuant to
Section 2.3.

     "Business" means the business of providing home health care in the Counties of Nassau and Suffolk, State of New York and the incidents of such business, including income, cash flow, operations, condition (financial or other), anticipated revenues and prospects.

     "Buyer's Escrow Agent" means Robinson Brog Leinwand Greene Genovese & Gluck, P.C.

     "Claim" means a claim of a Loss arising in connection with any of the matters set forth in Section 10.2 or 10.3.

     "Closing" means the consummation of the purchase and sale transaction contemplated by this Agreement and shall be deemed to have occurred effective as of 12:01 a.m. on the Closing Date.

     "Closing Date" means the day on which the Closing actually occurs.

     "Closing Escrow Agreement" means the escrow agreement among Buyer, Sellers and Buyer's Escrow Agent in the form annexed hereto as Exhibit 3.1(b).

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Contract Escrow Agreement" means the escrow agreement among Buyer, Sellers and Sellers' Escrow Agent in the form annexed hereto as Exhibit 3.1(a).

     "Contracts" means the contracts to which either Seller is a party or by which it is bound as set forth on Schedule 2.1(a).

     "Deposit" means the payment made by Buyer pursuant to Section 3.1(a).

     "Discharge Plan" means the plan to be submitted by Sellers to the New York State Department of Health for the surrender of their licenses and the discharge of their patients.

     "Encumbrance" means in respect of any property or right, any claim, charge, covenant, easement, encumbrance, security interest, lien (tax or otherwise), option, pledge, right of another, servitude, or restriction (whether on sale, transfer, disposition or otherwise), whether imposed by agreement, understanding, law, equity or otherwise.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Excluded Assets" means those assets of Seller referred to in Section 2.2.

     "Fixed Assets" means the fixed, tangible assets listed on Schedule 2.1(c).

     "Guaranty" means the Guaranty of * and * annexed hereto as Exhibit 4.2(e).

     "Hours Measuring Period" means the four week period commencing on April 28, 1997 and ending on May 25, 1997, provided the conditions to the obligations of Buyer have been satisfied and Sellers have notified Buyer they are ready to close on or before June 6, 1997, but if such conditions have not been satisfied or Sellers are not ready to close, the Hours Measuring Period shall be the four weeks immediately prior to the Closing Date.

     "Indemnifiable Claim" means any Loss for or against which any party is entitled to indemnification under this Agreement; "Indemnified Party" means the party entitled to indemnity hereunder; and "Indemnifying Party" means the party obligated to provide indemnification hereunder.

     "Leases" means the lease agreements covering the leasehold interests at * , together with all amendments, modifications, alterations and other changes thereto (each, individually referred to as a "Lease").

     "Loss" means any action, cost, damage, disbursement, expense, liability, loss, deficiency, obligation, penalty, fine, assessment or settlement of any kind or nature, whether foreseeable or unforeseeable, including but not limited to, interest or other carrying costs, penalties, legal, accounting or other professional fees or expenses incurred in the investigation, collection, prosecution or defense of claims, inquiries, hearings or other legal or administrative proceedings, and amounts paid in settlement, that may be imposed on or otherwise incurred or suffered by the specified person.

     "Order" means any decree, injunction, preliminary injunction, temporary restraining order, judgment, order, ruling, assessment or writ except for (i) Permits issued to Sellers or statutes and regulations applicable to the parties in the ordinary course of business and (ii) the assignment of cases and directions and orders relating thereto from Nassau or Suffolk County officials in the ordinary course of Sellers' business.

     "Past Practice" means a lawful practice followed or observed by Seller in its operation of the Business during the twelve-month period ended December 31, 1996.

     "Permit" means any license, permit, franchise, certificate of authority, or order, or any waiver of the foregoing, required to be issued by any governmental entity in connection with, and necessary to the operation of, the Business.

     "Plan" means any  "employee  welfare  benefit  plan" (as defined in Section
3(1) of ERISA) or any "employee pension benefit plan" (as defined in Section 3(2) of ERISA and not exempted under Section 4(b) or 201 of ERISA), including any "multi-employer pension plan" (as defined in Section 3(37) of ERISA).

     "Purchased Assets" means the assets of Seller described in Section 2.1.

     "Purchase Price" has the meaning set forth in Section 3.1.

     "Rate" means a uniform statewide PCA Level II Medicaid rate for home health care services applicable for the year 1997, if any, or if in lieu of such uniform statewide rate there are two separate (but uniform within each region) rates established statewide, one for the so-called "upstate" and the other for the "downstate" region, the uniform rate that is applicable to the "downstate" region. Any rate for 1997 for home health care services other than the Rate shall for purposes of this Agreement be defined as a "Nonuniform Rate".

     "Required Consents" means the consents, waivers, approvals, licenses and authorizations listed on Schedule 5.2.

     "Sellers' Escrow Agent" means Hoffinger Friedland Dobrish Bernfeld & Stern, P.C.

     "Tax" means any foreign, federal, state, county or local income, sales and use, excise, franchise, real and personal property, transfer, gross receipt, capital stock, production, business and occupation, disability, employment, payroll, severance or withholding tax or charge imposed by any governmental entity, any interest and penalties (civil or criminal) related thereto or to the nonpayment thereof, and any Loss in connection with the determination, settlement or litigation of any Tax liability.


                                   ARTICLE II
                                 SALE OF ASSETS

     2.1 Purchased Assets: Subject to this Agreement, Sellers shall, at the Closing, sell, assign, transfer and convey to Buyer, and Buyer shall then purchase and acquire from Sellers, all of Sellers' right, title and interest in and to:

          (a) the Contracts and all Sellers' rights and interests arising thereunder;

          (b) the Leases;

          (c) the Fixed Assets;

          (d) subject to regulatory approval(s), if required, patient lists and patient files of such patients as elect to be transferred to Buyer on or about the Closing Date pursuant to the Discharge Plan; and

          (e) employee lists and files, including names, addresses and telephone numbers.

     2.2 Excluded Assets: The Excluded Assets shall be all of Sellers' assets except for those included within the Purchased Assets, including, without limitation, the following Excluded Assets:

     (a) cash, accounts receivable on invoices for sales and services prior to the Closing Date whether invoiced before or after the Closing Date, and prepaid expenses of Sellers;

     (b) rights of Sellers under this Agreement;

     (c) Sellers' cancelled checks, bank statements and tax returns;

     (d) claims, refunds, rights, choses in action and litigation and the proceeds thereof received or to be received by Sellers, irrespective of the date on which any such claim, refund, or right may arise or accrue;

     (e) Sellers' corporate minute books and stock records, tax records, general ledger and other books of original entry, and original payroll records;

     (f) all books, records, manuals and other materials relating to Sellers' business, including, without limitation, advertising matter, correspondence, sales materials and research and accounting records;

     (g) Sellers' Federal Tax Identification Numbers, Sellers' Department of Health License Number(s) and Sellers' Medicaid Provider Number(s);

     (h) Sellers' trade names "H.H.A.", "Home Health" and all derivatives thereof; and

     (i) the items of personal property listed on Schedule 2.2(i).

     2.3 Assumption of Certain Liabilities; Excluded Liabilities: Buyer shall, at the Closing, assume only those liabilities of Sellers that are expressly set forth on Schedule 2.3, provided that with respect to all leases, contracts, commitments, licenses, agreements and arrangements assumed by Buyer pursuant to this Section 2.3, all obligations of Sellers arising thereunder and to be performed prior to the Closing Date shall not be assumed by Buyer. Assumed Liabilities shall not include any other liabilities of Sellers of any kind or nature, whether absolute, contingent, accrued, known or unknown, which shall remain the liabilities of Sellers. Buyer shall not be obligated to engage any of Sellers' employees after the Closing. Sellers shall at or before Closing pay its employees all salary, bonus, vacation and sick pay, and other similar benefits that may have accrued to such employees as of the Closing Date, no part of which shall be assumed by Buyer; and in the event Buyer shall engage any of Sellers' employees after the Closing, Sellers shall have no responsibility for any salary, bonus, vacation and sick pay, and other similar benefit Buyer may agree to pay such employees after the Closing (even if it purports to relate to a period prior to the Closing Date).

                                   ARTICLE III
                                 PURCHASE PRICE

     3.1 Purchase Price: The price for the Purchased Assets shall be One Million One Hundred Fifty Thousand ($1,150,000) Dollars (the "Purchase Price"). The Purchase Price shall be payable to Sellers as follows:

     (a) $50,000, to Sellers' Escrow Agent, by the delivery to Sellers' Escrow Agent concurrent with the execution hereof of a check, subject to collection, payable to Sellers' Escrow Agent in such amount, to be held by Sellers' Escrow Agent in accordance with the terms of the Contract Escrow Agreement;

     (b) $50,000, to Buyer's Escrow Agent, by the delivery to Buyer's Escrow Agent at Closing of a certified or bank cashier's check, drawn on a New York clearing house member, payable to Buyer's Escrow Agent in such amount, to be held by Buyer's Escrow Agent until the first anniversary of the Closing Date as security for the obligations of Sellers pursuant to Section 10.2 hereof in accordance with the terms of the Closing Escrow Agreement; and

     (c) the balance, subject to the provisions of Section 3.3(a)(i), by delivery by Buyer to Sellers at Closing of a certified or bank cashier's check, drawn on a New York clearing house member, or, at the option of Buyer, by wire transfer in such amount to an account designated by Sellers. As additional consideration, Buyer shall assume the Assumed Liabilities.

     3.2 Prorations: At the Closing, the parties shall apportion any rents or other charges paid or payable under the Leases for the periods prior to and subsequent to the Closing Date and Buyer shall reimburse Sellers for any security deposits, utility deposits, etc. assigned by Sellers to Buyer in connection with the Leases or other Purchased Assets.

     3.3 Adjustments: The Purchase Price shall be subject to either or both of the following adjustments:

     (a) If a Rate shall have been fixed and at an amount less than $11.82 per hour, the Purchase Price shall be reduced by One Thousand Five Hundred Thirty-One and 25/100 ($1,531.25) Dollars for each one ($.01) cent the Rate is fixed below $11.82 per hour. For purposes of example only, if the Rate is fixed at $11.02, the Purchase Price shall be reduced by One Hundred Twenty-Two Thousand Five Hundred ($122,500) Dollars. In the event no Nonuniform Rate and no Rate has been fixed prior to the Closing Date, and all of the other conditions to Closing have been satisfied or waived by the party entitled to waive such conditions, the parties shall nevertheless close pursuant to the terms of this Agreement, as follows:

     (i) Buyer shall pay to Buyer's Escrow Agent the sum of $50,000  pursuant to
Section 3.1(b) and shall pay to Sellers' Escrow Agent the balance of the Purchase Price (less (x) any credit for the Deposit [which shall continue to be held by Sellers' Escrow Agent], (y) the sum of $250,000, which shall be paid to Sellers in the manner provided in Section 3.1(c), without reference to this subparagraph, and (z) any reduction resulting from the application of Section 3.3(b) following), to be held by Sellers' Escrow Agent in accordance with the terms of the Contract Escrow Agreement until a Nonuniform Rate or a Rate has been fixed or as hereinafter provided.

     (ii) If (x) a Nonuniform Rate is fixed, or a Rate is fixed at $11.82 per hour or higher, the entire amount in escrow, together with the Deposit, shall be paid to Sellers free of escrow, or (y) a Rate (if any) is fixed at less than $11.82 per hour, Sellers' Escrow Agent shall pay to Buyer an amount equal to the reduction in the Purchase Price calculated in accordance with the formula set forth above and shall pay to Sellers the balance of the amount in escrow, together with the Deposit.

     (iii) Notwithstanding the foregoing, if no Nonuniform Rate or no Rate has been fixed prior to December 31, 1997, Seller's Escrow Agent shall, in accordance with the terms of the Contract Escrow Agreement, pay to Sellers out of the funds held in escrow an amount that, when added to subparagraph (i)(y), will cause Sellers to have received payments on account of the Purchase Price to which Sellers would be entitled were the Rate to be fixed at $10.22 per hour, less the $50,000 which has been paid to Buyer's Escrow Agent pursuant to Section 3.1(b). Further, if no Nonuniform Rate or no Rate has been fixed prior to March 31, 1998, Seller's Escrow Agent shall, in accordance with the terms of the Contract Escrow Agreement, pay to Sellers on account of the Purchase Price the balance of the funds it is then holding in escrow.

     (iv) In the event that by virtue of the payments set forth in subparagraphs
(i) or (iii) of this Section 3.3(a), Sellers shall receive a greater portion of the Purchase Price than they are found to be entitled to once the Rate has been fixed, Sellers shall promptly upon demand from Buyer pay to Buyer the amount of any excess Purchase Price received by them. To secure such prompt payment, Paul Manson and Cora Baliff, the principals of Sellers, shall at Closing execute and deliver to Buyer the Guaranty.

     (b) If for the Hours Measuring Period, Sellers shall have averaged 4,795 or more hours serviced per week in their combined operations, calculated in a manner consistent with Sellers' usual practice, but fewer than 5,100 hours, the Purchase Price shall be reduced by Two Hundred Ninety-Four and 12/100 ($294.12) Dollars for each hour the average serviced hours are below 5,100. For purposes of example only, if the average serviced hours during the Hours Measuring Period is 4,962, the Purchase Price shall be reduced by Forty Thousand Five Hundred Eighty-Eight and 56/100 ($40,588.56) Dollars. For purposes of calculating serviced hours hereunder, there shall be included (x) any hours serviced during the Hours Measuring Period by aides and field personnel employed by Buyer who were on the date of this Agreement employed by either of the Sellers and (y) any hours serviced during the Hours Measuring Period (except for hours already credited pursuant to clause (x) hereof) by any employee of Buyer with respect to cases that were on the date of this Agreement cases of either of the Sellers, except that no credit shall be given for cases of Sellers that were removed from Sellers during the Hours Measuring Period by the Nassau or Suffolk Department of Social Services at the patient's request or otherwise and subsequently offered to Buyer in the ordinary rotation of cases by such departments. In the event of a dispute between Buyer and Sellers as to the average serviced hours in the Hours Measuring Period, such dispute shall be submitted to Manzi Pino, P.C., or such other accounting firm as may be mutually agreeable to the parties, for resolution, the decision of which firm being final and binding on the parties.

     3.4 Allocation of Purchase Price: The Purchase Price shall be allocated by the Buyer among the Purchased Assets in accordance with Schedule 3.4 annexed hereto and made a part hereof. Such allocation shall be conclusive and binding for all purposes and the parties shall file all income or other tax returns in a manner consistent with such allocation.

                                   ARTICLE IV
                                     CLOSING

     4.1 Closing Date: The Closing under this Agreement shall take place at the offices of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., 1345 Avenue of the Americas, New York, New York 10105, at 10:00 A.M. not later than ten (10) days after all Required Consents have been obtained in writing (or at such other time or place as Buyer and Seller may mutually agree). At the Closing, Sellers shall sell, assign and transfer the Purchased Assets to Buyer, and Buyer shall pay the Purchase Price in accordance with Section 3.1 and assume the Assumed Liabilities.

     4.2 Sellers Closing Documents: At the Closing, Sellers shall execute and deliver or cause to be executed and delivered to Buyer, at Sellers' cost and expense, the following:

     (a) such bills of sale, assignments and other instruments of transfer as shall be necessary or required to sell, assign and transfer to Buyer all its right, title and interest in and to the Purchased Assets;

     (b) a certificate of each Seller's Secretary, reasonably satisfactory to Buyer, including a certificate of incumbency of all officers of each Seller executing any documents pursuant hereto and certifying the resolutions adopted by each Seller's directors and shareholders approving the sale of the Business and the Purchased Assets pursuant hereto;

          (c) the certificate referred to in Section 9.1(c);

          (d) the Escrow Agreement;

          (e) the Guaranty;

          (f) Assignment to Buyer of all right, title and interest of Sellers in and to all Leases included in the Purchased Assets (subject to the receipt of the Required Consents of the landlords), assignment of security deposits made by Sellers pursuant to any of the Leases, and assignment to Buyer of Sellers' rights to all damages in respect of exercise of the powers of eminent domain or similar power whether received before or after the Closing;

          (g) New York State sales tax filings, if required;

          (h) Certificate of good standing of each Seller from Secretary of State of the State of New York; and

          (i) Such other instruments of transfer, agreements, certificates and other documents as Buyer shall reasonably request.

     4.3 Buyer Closing Documents: At the Closing, Buyer shall execute and deliver to Seller or effect the following:

     (a) the checks or wire transfer as provided in Section 3.1 hereof;

          (b) A certificate of Buyer's Secretary, reasonably satisfactory to Sellers, including a certificate of incumbency of all officers of Buyer executing any documents pursuant hereto and certifying the resolutions adopted by Buyer's directors and share holders approving the purchase of the Purchased Assets pursuant hereto;

     (c) the Escrow Agreement;

     (d) the certificate referred to in Section 9.2(c);

     (e) certificate of good standing for Buyer from the Secretary of State of the State of New York;

     (f) A check, subject to collection, payable to the New York State Sales Tax Bureau in the amount of the state and/or local sales tax on the portion, if any, of the Purchase Price allocated to Purchased Assets that are subject to sales tax; and

     (g) such other agreements, certificates and documents as Sellers shall reasonably request.

     4.4 Proceedings: All proceedings taken and all documents executed and delivered by the parties on the Closing Date shall be deemed to have been taken and executed simultaneously, and no proceeding shall be deemed taken nor any document executed or delivered until all have been taken, executed and delivered.

                                    ARTICLE V
                    REPRESENTATIONS AND WARRANTIES OF SELLERS

     Sellers, jointly and severally, represent and warrant to Buyer, with the understanding that Buyer is relying on these representations and warranties in entering into this Agreement, as follows:

     5.1 Organization, Good Standing, Capitalization and Ownership: Each of the Sellers is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and has all requisite corporate power and authority to own, operate and lease its properties and the Purchased Assets and to carry on the Business as the same is now being conducted. Each of the Sellers only conducts its Business within the State of New York.

     5.2 Authority Relative to Agreements, etc.: Each of the Sellers has the requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement and each agreement, document, certificate or instrument contemplated hereby. The execution, delivery and performance by each Seller of this Agreement and each such agreement, document, certificate or instrument, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by all necessary action on the part of the Board of Directors and shareholders of each Seller and except for the Required Consents, (i) do not require the consent, waiver, approval, license or authorization of any person, entity, or public authority, (ii) do not violate, with or without the giving of notice and/or the passage of time, any law, rule, or regulation, and (iii) subject to Schedule 5.2, will not conflict with or result in a breach or termination of any provision of, or constitute a default or give rise to a right of termination or acceleration under, or pursuant to any corporate charter, by-law, mortgage, deed of trust, indenture, written or oral, or agreement, written or oral, or instrument, or any Order, law, rule, regulation or any other restriction of any kind or character, to which each Seller is a party or by which it, the Business or any of the Purchased Assets may be bound, or result in the creation of any lien, charge or encumbrance upon any of the Purchased Assets or the Business in favor of any third party.

     5.3 Effect of Agreement: This Agreement has been duly executed and delivered by each Seller and constitutes, and each other agreement, document, certificate or instrument contemplated by this Agreement when executed and delivered hereunder shall constitute, a legal, valid and binding obligation of that Seller, enforceable against that Seller in accordance with its terms.

     5.4 Title to Assets: Subject to the Required Consents, each of the Sellers has good, valid and marketable title to its properties and assets, real, personal and mixed, that would be included in the Purchased Assets if the Closing took place on the date hereof, free and clear of all mortgages, liens, pledges, security interests, charges, claims, restrictions and other encumbrances and defects of title of any nature whatsoever.

     5.5 Contracts: Except for the Contracts and Leases, neither Seller is a party to or bound by any written or oral contracts, leases, licenses, agreements, permits, plans, commitments or binding arrangements relating to or affecting the Business or the Purchased Assets which would be binding upon Buyer. Subject to the Required Consents, each of the Contracts is in full force and effect and has not been assigned by Sellers, modified, supplemented or amended, and neither Sellers nor, to Sellers' knowledge, the other party to the Contracts, are in default under any of the Contracts.

     5.6 No Material Adverse Change: Except as set forth in Schedule 5.6, since November 30, 1996, there has been no change in the business, operations, assets or condition, financial or otherwise, of the Business from that in existence on such date other than changes occurring in the ordinary course of business, which changes have not, in the aggregate, materially adversely affected, and are not expected to materially adversely affect, the Business, and no employee or group of employees have terminated or noticed termination of their employment, voluntarily or involuntarily, which termination(s) would, except to the extent such employees have been engaged as employees by Buyer, materially reduce Sellers' workforce or result in the loss of a material part of Sellers' Business.

     5.7 No Outstanding Decrees: There are no Orders of any federal, state, county, municipal, foreign or other government or of any court, department, commission, board, bureau, agency or other instrumentality thereof outstanding against, or relating or applicable to either Seller or to any of its assets, properties or businesses including the Purchased Assets and the Business.

     5.8 Compliance with Law; Permits: Sellers have not received notice of any violation, nor to the best knowledge of Sellers are Sellers in violation of, any law, statute, ordinance, rule, regulation, order, judgment, writ, injunction, decree, registration or permit of any foreign, federal, state, county, municipal or other government or of any court, department, commission, board, bureau, agency or other instrumentality thereof, in each case limited to and relating to or in connection with the Purchased Assets or the Business.

     5.9 Litigation and Claims: Except as set forth on Schedule 5.9, there is no action, suit, legal or administrative proceeding, arbitration, investigation or other proceeding or claim pending or, to the knowledge of Sellers, threatened against, or affecting Sellers or any part of the Business or the Purchased Assets that, if adversely determined, might reasonably be expected to have a material adverse effect on the Business, the Purchased Assets (or the use, operation or value thereof), or either Seller's ability to perform this Agreement or any aspect of the transactions contemplated by this Agreement .

     5.10 Labor Matters:

     (a) Except as set forth on Schedule 5.10, there are no unfair labor practice, equal employment opportunity or wage and hour complaints against either Seller pending or threatened in writing before any court, arbitrator or the National Labor Relations Board or any other governmental or regulatory board or agency performing functions relating to employee rights or benefits. There is no labor strike, walkout, dispute, slowdown, disturbance or stoppage pending or threatened against or involving either Seller. There is no pending or, to the knowledge of Sellers, threatened representation question or organizational activities concerning the employees of either Seller.

     (b) There is no collective bargaining agreement affecting Sellers and there is no union representing the interests of any of the employees of either Seller. Except as set forth on Schedule 5.10, there are no pending suits, actions, administrative proceedings, arbitration or other proceedings between Sellers and any of their employees. To the best of their knowledge, except as set forth in
Schedule 5.10, Sellers have complied in all material respects with all laws relating to the employment of labor, including any provisions thereof relating to wages, hours, collective bargaining and the payment of social security and similar taxes, and Sellers are not liable for any arrears of wages or any taxes or penalties for failure to comply with any of the foregoing. 5.11 Compliance with ERISA; Pension and Benefit Plans: Neither Seller maintains, or makes contributions to, or has in the past maintained or made contribution to, any Plan.

     5.12 Taxes: Each Seller has duly and timely (after giving effect to all appropriate extensions) filed or caused to be filed all federal, state, county, municipal, foreign and other income, franchise, excise, sales, use, withholding, unemployment and other tax returns and reports required to be filed by it. There are no unpaid Taxes and there are no known or proposed deficiency assessments in respect of any federal, state, county, municipal or other tax return filed by Sellers that might adversely affect the Purchased Assets or the Business. All monies required to be withheld by Sellers from employees for income taxes, social security and unemployment insurance taxes have been collected or withheld, and either paid to the respective governmental agencies or set aside in accounts for such purpose, or accrued, reserved against, and entered upon the books of Sellers in the ordinary course of the Business in accordance with Past Practice.

     5.13 Insurance: Set forth on Schedule 5.13 is a list of all policies of liability, fire, workers' compensation, and other forms of insurance (including self-insurance) owned or held by, or relating to, Sellers. There are no pending material liability or casualty claims by or against Sellers, the Purchased Assets or the Business not covered under any such policy. To the best of Sellers' knowledge, they are not in default with respect to any provision contained in any insurance policy, nor have Sellers failed to give any notice regarding or present any pending or threatened claim under any insurance policy in due and timely fashion.

     5.14 No Third Party Options: There are no existing options or rights held by or in favor of any person or entity to acquire any of the Purchased Assets or the Business or any interest therein.

     5.15 Books of Account: The books, records and accounts of Sellers maintained with respect to the Business, accurately and fairly reflect the transactions, assets and liabilities of each Seller with respect to the Business in all material respects.

     5.16 Condition of Tangible Assets: The Fixed Assets are in operating condition and repair, subject to normal wear, tear and maintenance, are usable in the regular and ordinary course of business and conform to all applicable laws, rules and regulations relating to their construction, use and operation.

     5.17 Real Property:

     (a) All real property and improvements located on the premises leased to Sellers and included in the Leases are set forth on Schedule 2.1(a). With respect to each rental property leased to or occupied by Sellers and identified on Schedule 2.1(a):

     (i) Sellers have, prior to execution of this Agreement, delivered to Buyer a true and complete copy of every Lease with respect to which either Seller is a tenant, sublessor or subtenant; and

     (ii) each Lease is in full force and effect and has not been assigned by the Seller/Tenant, modified, supplemented or amended, and neither Seller/Tenant nor the landlord under any such lease is in default under any of the Leases, and no circumstances or state of facts exists that, with the giving of notice or passage of time, or both, would permit the landlord under any Lease to terminate the Lease. (b) The water, electric, gas and sewer utility services currently available to Sellers under the Leases are adequate for the present use of the Leases by Sellers in conducting the Business.

     (c) Neither Seller has received a notice, oral or written, from any insurance carrier of such Seller of fire hazards with respect to the premises covered by the Leases.

     (d) Neither Seller has received a notice, oral or written, that any governmental body has commenced or intends to exercise the power of eminent domain or a similar power with respect to all or any part of the property leased to Sellers included in the Purchased Assets.

     (e) To the best of Sellers' knowledge, the Leases and the present uses thereof comply with the regulations of governmental bodies having jurisdiction over the relevant property, and neither Seller has received a notice, oral or written, from any governmental body that the Leases or any improvements erected or situate on the leased property, or the uses conducted thereon or therein, violate any regulations of any governmental body having jurisdiction over the Leases.

     (f) The improvements located on the premises subject to the Leases are in good condition and Sellers have no knowledge that such premises are not structurally sound or that the mechanical and other systems located therein are not in operating condition or that any condition exists requiring material repairs, alterations or corrections.

     5.18 Employees: There are, and at Closing there will be, no liabilities, claims or obligations to or by former or current employees of Sellers, including without limitation any severance obligations and liabilities of Sellers in connection with any retirement or pension program, any other employee benefit plans or collective bargaining, labor or employment agreement or other similar arrangement or obligations in respect of employee or retiree health benefits or health care plans and insurance that will become liabilities or obligations of Buyer after Closing; or any liability arising out of employment actions taken or not taken by Sellers prior to Closing, including but not limited to offers of employment, liability under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, any state fair employment statute, any unemployment or workers' compensation statute, or any statutory or common law theory of liability for alleged wrongful termination, failure to hire, promote, transfer, or provide any other incident of employment.

     5.19 Regulatory Audits: Since January 1, 1992, neither Seller has been compliance audited or examined by any federal, state, local or private payor representatives, except for those examinations the reports of which Sellers have previously delivered to Buyer for review.

     5.20 Disclosure: To the best knowledge of Sellers, neither this Agreement, nor any certificate, exhibit, schedule, list or other document or data furnished or to be furnished to Buyer by or on behalf of Sellers pursuant to or in connection with the negotiation, execution and delivery of this Agreement and transactions contemplated by this Agreement contains or will contain any untrue statement of any material fact, or omits or will omit to state a material fact
(i) necessary to make the statements herein or therein not misleading, or (ii) necessary in order to provide Buyer with materially accurate and substantially complete information with respect to the matters covered thereby.

                                   ARTICLE VI
                               REPRESENTATIONS AND
                               WARRANTIES OF BUYER

     Buyer hereby represents and warrants to Sellers as follows:

     6.1 Organization and Good Standing: Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, has all requisite corporate power to own, operate and lease its properties and carry on its business as the same is now being conducted.

     6.2 Corporate Authority: Buyer has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement, and each agreement, document or instrument required to be delivered hereby. The execution, delivery and the performance by Buyer of this Agreement, and each such agreement, document or instrument, and the consummation of the transactions contemplated hereby and thereby, have been authorized by all necessary action and except for the Required Consents, (i) do not require the consent, waiver, approval, license or authorization of any person, entity, or public authority,
(ii) do not violate, with or without the giving of notice and/or the passage of time, any provision of law, and (iii) will not conflict with or result in a breach or termination of any provision of, or constitute a default or give rise to a right of termination or acceleration under, any corporate charter, by-law, mortgage, deed of trust, indenture or other agreement or instrument or any order, judgment, decree, statute, regulation or any other restriction of any kind or character, to which Buyer is a party or by which any of its assets or properties may be bound, or result in the creation of any lien, charge or encumbrance upon any of the properties or assets of Buyer.

     6.3 Effect of Agreement, etc.: This Agreement has been duly executed and delivered by Buyer and constitutes, and each other document contemplated by this Agreement when executed and delivered in accordance with the provisions hereof shall constitute, a legal, valid and binding obligation of Buyer, enforceable against it in accordance with its terms.

     6.4 No Outstanding Decrees: There are no Orders of any federal, state, county, municipal, foreign or other government or of any court, department, commission, board, bureau, agency or other instrumentality thereof outstanding against, or relating or applicable to Buyer or to any of its assets, properties or business.

     6.5 Compliance with Law; Permits: Buyer has not received notice of any violation, nor to the best knowledge of Buyer is Buyer in violation of, any law, statute, ordinance, rule, regulation, order, judgment, writ, injunction, decree, registration or permit of any foreign, federal, state, county, municipal or other government or of any court, department, commission, board, bureau, agency or other instrumentality thereof, in each case limited to and relating to or in connection with its assets, properties or business.

     6.6 Litigation and Claims: There is no action, suit, legal or administrative proceeding, arbitration, investigation or other proceeding or claim pending or, to the knowledge of Buyer, threatened against, or affecting Buyer that, if adversely determined, might reasonably be expected to have a material adverse effect on Buyer's ability to perform this Agreement or any aspect of the transactions contemplated by this Agreement. 6.7 Disclosure: To the best knowledge of Buyer, neither this Agreement, nor any certificate, exhibit, schedule, list or other document or data furnished or to be furnished to Sellers by or on behalf of Buyer pursuant to or in connection with the negotiation, execution and delivery of this Agreement and transactions contemplated by this Agreement contains or will contain any untrue statement of any material fact, or omits or will omit to state a material fact (i) necessary to make the statements herein or therein not misleading, or (ii) necessary in order to provide Sellers with materially accurate and substantially complete information with respect to the matters covered thereby.


                                   ARTICLE VII
                               COVENANTS OF SELLER

     Seller covenants and agrees as follows:

     7.1 Actions Pending the Closing: With respect to the operation of the Business and the ownership of the Purchased Assets between the signing of this Agreement and until the Closing:

     (a) Each Seller shall keep its corporate franchise and all other franchises and rights in full force and effect and shall not acquire any stock or business or assets of any other person, corporation or entity;

     (b) Each Seller shall use its best efforts to keep the Business intact and to preserve and maintain the Purchased Assets and preserve the goodwill of its patients, suppliers, referral sources and third party payors;

     (c) Each Seller shall conduct the Business and use the Purchased Assets only in the ordinary and usual course and in a manner consistent with Past Practice;

     (d) Except to the extent consistent with prior practice, neither Seller shall increase the compensation or rate of compensation payable to any field personnel nor shall any bonus or other extraordinary compensation be paid to any such person;

     (e) Sellers shall not enter into, create or assume any indebtedness for borrowed money or create any lien, encumbrance, mortgage or security interest in any of their properties or assets, or assume, guaranty, endorse or otherwise become liable with respect to the obligations of any other person or entity;

     (f) Sellers shall continue to maintain in full force and effect all policies of insurance described on Schedule 5.13 or comparable replacement insurance;

     (g) Sellers shall not amend or enter into any contract, agreement, lease, plan or other instrument or commitment to which either Seller is a party which would be binding on Buyer except in the ordinary course of the Business, and Sellers shall not enter into any long-term commitment to purchase or lease any capital assets which would be binding on Buyer;

     (h) Neither Seller shall enter into any transaction or take any other action that, if effected or taken prior to the date hereof, would constitute a breach of the representations, warranties or agreements set forth herein; and

     (i) If Sellers become aware of same, Sellers shall promptly notify Buyer of the existence of any condition or event that would constitute a breach of the representations and warranties hereunder.

     7.2 Compliance with Conditions: Sellers shall use their reasonable efforts in good faith to cause the Closing to be consummated and to cause the execution and delivery of the documents referred to in Section 4.2 hereof and to bring about the satisfaction of the conditions to the obligations of Buyer set forth in Section 9.1, provided that Sellers shall not be required to incur any significant or extraordinary expense or commence any litigation in order to satisfy such conditions, it being specifically understood that Sellers shall not be required to make any payments to any landlord to obtain said landlord's consent to an assignment of lease.

     7.3 Access: Buyer acknowledges that each Seller has caused its officers, directors, employees and agents to give to Buyer and its officers, employees and counsel reasonable access to the facilities, assets, properties, books of account, leases, agreements, records and personnel of the Business, and to furnish to Buyer or its representatives certain information concerning the Business as Buyer has requested in connection with its due diligence. Pending the Closing and thereafter, Sellers shall continue to provide Buyer with such information and data in Sellers' possession as Buyer may reasonably request.

     7.4 Cessation of Operations: Commencing on the Closing Date, Sellers shall suspend all of their business operations and shall diligently proceed to lay off all of their field personnel, cease providing any and all services to their patients, and surrender their home care licenses under Article 36 of the New York State Public Health Law pursuant to the Discharge Plan.

                                  ARTICLE VIII
                               COVENANTS OF BUYER

     Buyer covenants and agrees as follows:

     8.1 Compliance with Conditions: Buyer shall use its reasonable efforts in good faith to cause the Closing to be consummated and to cause the execution and delivery of the documents referred to in Section 4.3 hereof and to bring about the satisfaction of the conditions of the obligations of Sellers set forth in
Section 9.2, provided that Buyer shall not be required to incur any significant or extraordinary expense or commence any litigation in order to satisfy such conditions, it being specifically understood that Buyer shall not be required to make any payments to any landlord to obtain said landlord's consent to an assignment of lease.

     8.2 No Solicitation: During the period between the date hereof and the Closing, Buyer shall not initiate or seek contact with any of Sellers' home health care aides, Sellers' other employees or any patients (or their family members) serviced by Sellers; nor shall Buyer (i) directly solicit for employment any of either Seller's officers, directors, employees or agents, including Sellers' field personnel or (ii) seek to obtain any of the patients serviced by Sellers or their cases, in whole or in part. Notwithstanding the foregoing, Buyer may during such period engage any personnel who are on the date hereof employees of Sellers who may respond to Buyer's newspaper advertisements or who may voluntarily seek employment with Buyer and may accept patient cases offered to it by the Department of Social Services or otherwise coming available through the voluntary actions of the subject patient.

     8.3 Post-Closing Access: After the Closing, for a period of seven (7) years from the Closing Date, Buyer (and any successors or assigns) shall retain and make available to Sellers for any lawful purpose, upon reasonable notice and at reasonable times, those books and records of the Business delivered by Sellers to Buyer as provided herein with respect to periods prior to the Closing and to actions and events after the Closing to the extent they relate to periods prior to the Closing, provided that such seven year period shall be extended for as long as is reasonably necessary to enable Sellers or their representatives to conduct or maintain any actions or suits accruing on or before the Closing Date, with respect to the specific categories of documents that Sellers notified Buyer are germane to such actions or suits.

     8.4 Maintenance of Records: Buyer (and any successors or assigns) shall maintain in their current condition all patient records delivered by Sellers to Buyer for a period commencing on the Closing Date and continuing until the later to occur of (i) seven (7) years after the date of the last entry in the medical record or (ii) one (1) year after any patient or former patient who was a minor on the Closing Date reaches his or her majority, or (iii) any time period required by applicable law, or Federal, state or local agency regulation, provided that any such period shall be extended for as long as is reasonably necessary to enable Sellers or their representatives to conduct or maintain any actions or suits accruing on or before the Closing Date. If Buyer ceases to conduct operations prior to the end of such seven year period, Buyer shall give Sellers sixty (60) days' prior written notice and an opportunity to accept from Buyer a transfer of such patient records from Buyer, and if Sellers elect not to accept such patient records, Buyer's obligations under this Section 8.3 shall cease. This covenant shall be contained in any subsequent sale or transfer of the Business by Buyer.

                                   ARTICLE IX
                  CONDITIONS TO THE OBLIGATIONS OF THE PARTIES

     9.1 Conditions to the Obligations of Buyer: The obligations of Buyer hereunder shall be subject, to the extent not waived by Buyer, to the following conditions:

     (a) The representations and warranties of Sellers set forth herein shall be true and correct in all material respects as of the date when made and shall be deemed to be made again at and as of the time of the Closing and shall then be true and correct, provided, however, that for purposes of this condition, any representation or warranty that is by its terms limited to the knowledge of Sellers shall not be deemed so limited.

     (b) Each Seller shall have performed and complied with all covenants required by this Agreement to be performed or complied with by it prior to or at the Closing.

     (c) Each Seller shall deliver to Buyer a certificate, dated as of the Closing Date, signed by the Chief Executive Officer of such Seller, certifying to the fulfillment as to such Seller of the conditions specified in subparagraphs (a) and (b) hereof.

     (d) All corporate action required to be taken by Sellers in connection with the transactions contemplated by this Agreement shall have been taken, all documents incident thereto shall be reasonably satisfactory in substance and form to Buyer, and Buyer shall have received such originals or copies of such documents as it may reasonably request.

     (e) No order of any court or governmental agency shall be in effect that restrains or prohibits the consummation of the transactions contemplated by this Agreement, or that would limit or adversely affect the ability of Buyer to own or control the Purchased Assets or to operate the Business, nor shall there be pending or threatened in writing any action or proceeding by or before any such court or governmental agency seeking to prohibit or delay or challenging the validity of this Agreement or the transactions contemplated by this Agreement.

     (f) No suit, action, investigation, inquiry or proceeding by any person or entity or by any governmental body or other legal or administrative proceedings shall have been instituted that questions the validity or legality of this Agreement, the consummation of the transactions contemplated hereby, the sale of the Business and the Purchased Assets by the Seller, or the operation of the Business by Buyer.

     (g) There shall have been no material adverse change in the nature of Sellers' Business or in the workforce of home health aides between the date hereof and the Closing Date. Specifically, but not by way of limitation of this provision, it shall be deemed a material change in Sellers' business if for the four weeks immediately prior to the Closing Date, Sellers have averaged fewer than 4,795 serviced hours in their combined operations, calculated in a manner consistent with Sellers' usual practice.

     (h) Buyer shall have received the consent of the landlord to the assignment to Buyer of the Lease for the space located at * together with the landlord's estoppel letter concerning Home Health, or Sellers shall have waived Buyer's obligations to assume the Lease (in which event Buyer shall not have the right to occupy such premises).

     (i) Buyer shall have received the consent of the landlord to the assignment to Buyer of the Lease for the space located at 1787 Veterans Highway, Islandia, New York together with the landlord's estoppel letter concerning HHA, or Sellers shall have waived Buyer's obligations to assume the Lease (in which event Buyer shall not have the right to occupy such premises).

     (j) Sellers' Closing documents described in Section 4.2 hereof in a form reasonably satisfactory to Buyer shall have been executed and delivered.

     (k) Buyer shall have received all the Required Consents necessary to be received by Buyer and Sellers shall concurrent with the Closing surrender their home care licenses under Article 36 of the New York State Public Health Law. All parties hereto represent each knows of no reason why the Required Consents should not be issued and all parties shall diligently pursue the Required Consents. Each party agrees to assist the other from time to time in complying with reasonable requests for such information as may be required to obtain the Required Consents.

     9.2 Conditions to the Obligations of Sellers: All the obligations of Sellers hereunder shall be subject, to the extent not waived by Sellers, to the following conditions:

     (a) All representations and warranties of Buyer contained in this Agreement shall be true and accurate in all material respects as of the date when made and shall be deemed to be made again at and as of the Closing and shall then be true and accurate in all material respects.

     (b) Buyer shall have performed and complied with all covenants required by this Agreement to be performed or complied with by it prior to or at the Closing.

     (c) Buyer shall deliver to Sellers a certificate, dated as of the Closing Date, signed by the Chief Executive Officer of Buyer, certifying to the fulfillment of the conditions specified in subparagraphs (a) and (b) hereof.

     (d) All corporate action required to be taken by Buyer in connection with the transactions contemplated by this Agreement shall have been taken, all documents incident thereto shall be reasonably satisfactory in substance and form to Sellers, and Sellers shall have received such originals or copies of such documents as they may reasonably request.

     (e) No order of any court or governmental agency shall be in effect that restrains or prohibits the consummation of the transactions contemplated by this Agreement, or that would limit or adversely affect the ability of Buyer to own or control the Purchased Assets or to operate the Business, nor shall there be pending or threatened in writing any action or proceeding by or before any such court or governmental agency seeking to prohibit or delay or challenging the validity of this Agreement or the transactions contemplated by this Agreement.

     (f) Buyer's Closing documents described in Section 4.3 hereof in a form reasonably satisfactory to Sellers shall have been executed and delivered.

     (g) No suit, action, investigation, inquiry or proceeding by any person or entity or by any governmental body or other legal or administrative proceedings shall have been instituted that questions the validity or legality of this Agreement, the consummation of the transactions contemplated hereby, or the operation of the Business by Buyer.

     (h) Sellers shall have received all the Required Consents necessary to be received by Sellers.

                                    ARTICLE X
                         SURVIVAL OF REPRESENTATIONS AND
                      WARRANTIES; DAMAGES; INDEMNIFICATION

     10.1 General Survival: Notwithstanding any investigation or audit conducted before or after the Closing Date, each party shall be entitled to rely upon the representations and warranties in this Agreement to the extent hereinafter set forth. The parties hereto agree that the representations and warranties of the parties contained in this Agreement shall survive for the period of time represented by three months following the expiration of applicable statute of limitations to claims asserted by a party concerning such matters.

     10.2 Indemnification by Sellers:

          (a) Sellers hereby, jointly and severally, covenant and agree with Buyer that they shall indemnify Buyer and its directors and officers and each of their successors and assigns, and the directors and officers of any such successors and assigns, and hold them harmless from, against and in respect of any Indemnifiable Claims incurred by any of them arising out of:

               (i) the operation of the Business prior to the Closing Date and the liabilities of Sellers, whether accrued, absolute, contingent or otherwise, to the extent not included in the Assumed Liabilities;

               (ii) any breach of any of the representations and warranties of Sellers that survive Closing pursuant to Section 10.1 to the extent and for the period of such survival, provided, however, that for purposes of this indemnity, any representation or warranty that is by its terms limited to the knowledge of Sellers shall not be deemed so limited and provided further, that Buyer shall be entitled to indemnity under this Section 10.2(a)(ii) only if and to the extent that Sellers' breach of any representation or warranty results in monetary damage to Buyer;

               (iii) Buyer's waiver of Sellers' compliance with any applicable Bulk Sales Law; and

               (iv)  any  action,  suit,  proceeding,   compromise,  settlement,
          assessment or judgment relating to any Indemnifiable Claim.

     (b) If, by reason of the assertion of an Indemnifiable Claim by any third party, a lien, attachment, garnishment or execution is placed upon any of the property or assets of an Indemnified Party, Sellers shall furnish an indemnity bond so as to obtain the prompt release of such lien, attachment, garnishment or execution. Buyer shall notify Sellers of any Indemnifiable Claims, promptly after Buyer becomes aware of any such Claims. If any Claims are litigated, arbitrated, settled or reduced to final judgment and Buyer is reimbursed by a third party for any costs advanced by Seller pursuant to this Section 10.2, Buyer shall return such sums to Sellers together with interest to the extent Buyer received interest on such sums.

     10.3 Indemnification by Buyer.

     (a) Buyer hereby covenants and agrees with Sellers that it shall indemnify Sellers and their respective directors and officers and each of their successors and assigns and the directors and officers of any such successors and assigns, and hold them harmless from, against and in respect of any Indemnifiable Claim arising out of:

     (i) the operation of the Business on and following the Closing Date and the liabilities of Buyer, whether accrued, absolute, contingent or otherwise;

     (ii) any breach of any of the representations and warranties of Buyer that survive Closing pursuant to Section 10.1 to the extent and for the period of such survival, provided that a Seller shall be entitled to indemnity under this
Section 10.3(a)(ii) only if and to the extent that Buyer's breach of any representation or warranty results in monetary damage to that Seller;

     (iii) the breach or cancellation of any Contract or the payment, settlement or other disposition of any of the Assumed Liabilities; and

     (iv) any action, suit, proceeding, compromise, settlement, assessment or judgment relating to any Indemnifiable Claim.

     (b) If, by reason of the assertion of an Indemnifiable Claim by any third party, a lien, attachment, garnishment or execution is placed upon any of the property or assets of an Indemnified Party, Buyer shall furnish an indemnity bond so as to obtain the prompt release of such lien, attachment, garnishment or execution. Sellers shall notify

Buyer of any Indemnifiable Claims, promptly after Sellers become aware of any such Claims, which could be made pursuant to this Section 10.3. If any Claims are litigated, arbitrated, settled or reduced to final judgment and either Seller is reimbursed by a third party for any costs advanced by Buyer pursuant to this Section 10.3, such Seller shall return such sums to Buyer together with interest to the extent such Seller received interest on such sums.

     10.4 Right to Defend, Etc. If the facts giving rise to an Indemnifiable Claim pursuant to Section 10.2 or 10.3 involve any actual Claim or demand by any third party against an Indemnified Party, the Indemnifying Party shall be entitled to notice of and be entitled (without prejudice to the right of any Indemnified Party to participate at its expense through counsel of its own choosing) to defend or prosecute such Claim at its expense and through counsel of its own choosing, which counsel shall be reasonably satisfactory to the Indemnified Party, if it gives written notice of its intention to do so to the Indemnified Party; provided that if the defendants in any action shall include both an Indemnified Party and an Indemnifying Party and the Indemnified Party shall have reasonably concluded, after consultation with the Indemnifying Party, that counsel selected by the Indemnifying Party has a conflict of interest because of the availability of different or additional legal defenses to the Indemnified Party, the Indemnified Party shall have the right to select separate counsel to participate in the defense of such action on its behalf, at the expense of the Indemnifying Party. All notices under this Section 10.4 shall be given prior to the time by which the interests of the party or parties to be notified will be materially prejudiced as a result of the failure to have received such notice. Such Indemnified Party shall cooperate fully in the defense of such Claim and shall make available to the Indemnifying Party, as the case may be, all pertinent information under its control relating thereto, but shall be entitled to be reimbursed, as provided in Section 10.2 or 10.3, for all costs and expenses incurred by it in connection therewith.

     10.5 Non-Waiver: Failure of an Indemnified Party to give reasonably prompt notice of any Claim or Claims shall not release, waive or otherwise affect an Indemnifying Party's obligations with respect thereto except to the extent that the Indemnifying Party can demonstrate actual loss and prejudice as a result of such failure or that the failure to give notice by the Indemnified Party was intentional.

     10.6 Payment of Claim: Upon the determination of the liability of Sellers or Buyer under Section 10.2 or 10.3, as the case may be, after payment by the Indemnified Party of, or upon entry of final judgment or reaching of a settlement in respect of, an Indemnifiable Claim, or determination of the Loss of Indemnified Party of the Loss occasioned by the breach of a representation and warranty by the Indemnifying Party, and notice thereof to the Indemnifying Party, the Indemnifying Party shall within thirty (30) days after receipt of such notice pay to the Indemnified Party the amount of the payment, judgment, settlement or Loss, as the case may be, or, if the Indemnified Party has not yet paid the Indemnifiable Claim to any third party giving rise thereto, pay the amount of the Indemnifiable Claim thus determined directly to such third party.

     10.7 Other Rights and Remedies Not Affected: The indemnification rights of the parties under this Article X are independent of and in addition to such rights and remedies as the parties may have at law or in equity or otherwise for any misrepresentation, breach of warranty or failure to fulfill any agreement or covenant hereunder on the part of any party hereto, including without limitation the right to seek specific performance, rescission or restitution, none of which rights or remedies shall be affected or diminished hereby; and the Deposit is not intended to be the full measure of any damages to which Sellers may be entitled in the event of a default by Buyer, provided that in the event Buyer shall be held liable to Sellers for damages, Buyer shall receive a credit against such damages in the event the Deposit is paid to Sellers.

                                   ARTICLE XI
                            POST-CLOSING OBLIGATIONS

     11.1 Further Assurances: If, at any time after the Closing, either party shall consider or be advised that any further assignments, conveyances, certificates, filings, instruments or documents or any other things are necessary or desirable to vest, perfect or confirm in Buyer title to the Purchased Assets, or to consummate any of the transactions contemplated by this Agreement, the other party shall, upon request and at the requesting party's expense, promptly execute and deliver all such proper deeds, assignments, certificates, filings, instruments and documents and do all things reasonably necessary and proper to vest, perfect or confirm title in Buyer and to otherwise carry out the purposes of this Agreement.

     11.2 Transfer of Funds: Buyer shall promptly transfer to Home Health or HHA, as appropriate, any sums received by Buyer after Closing (whether the result of inadvertent or erroneous collections of accounts receivable, retroactive increases in rates payable to Sellers prior to Closing, or otherwise) that are properly payable to the Sellers.

     11.3 Restrictive Covenant: In further consideration of the Purchase Price, after the Closing, * and *, the principals of Sellers, shall not

     (a) for five (5) years after the Closing Date, directly or indirectly, as principal, agent, partner or consultant or in any other capacity, or through any affiliated entity over which they have control or with which they are associated in any way, engage, within the New York State counties of New York, Bronx, Kings, Queens, Staten Island, Nassau, Suffolk, Westchester, Rockland, Duchess, Putnam, Sullivan, Ulster and Orange, in any business or venture that offers home health care services. For purposes of this paragraph, direct or indirect ownership by * and * of securities in the aggregate not in excess of 2% of any class of securities of a public company shall not be considered competition with Buyer;

     (b) solicit for themselves or any person other than Buyer the business of any person that is a referral source, customer, patient or client of Sellers, or was Sellers' referral source, customer, patient or client within two years prior to the Closing Date;

     (c) persuade or attempt to persuade any employee of either Seller or any individual who was Sellers' employee during the two years prior to the Closing Date, to leave the employ of Buyer; or

     (d) recognizing that Sellers' information regarding the property and business of Sellers' past and present clients, patients, customers and contracting parties ("Confidential Information") are valuable, special and unique assets of Sellers, use for their own benefit or for the benefit of any other employer or other person or disclose to any business, firm, corporation, association, venture or other entity or person for any reason or purpose whatsoever Sellers' Confidential Information or any part thereof.

     (e) * and * acknowledge and agree that the covenants and undertakings contained in this Agreement relate to matters that are of a special, unique and extraordinary character and that a violation of any of the terms of this Section
11.2 will cause irreparable injury to Buyer and that the amount of such injury will be difficult, if not impossible, to estimate or determine and cannot be adequately compensated by monetary damages. Therefore, they agree that Buyer shall be entitled, in addition to all other rights and remedies available under this Agreement and applicable law, as a matter of course, to an injunction, restraining order or other equitable relief from any court of competent jurisdiction, restraining any violation or threatened violation of any of such terms by Paul Manson and Cora Baliff and by such other persons as the court shall order.

                                   ARTICLE XII
                                  MISCELLANEOUS

     12.1 Termination of Agreement: This Agreement may be terminated by Sellers (but only acting jointly) or Buyer by delivering written notice to the other at any time prior to the Closing Date:

     (a) by the mutual written consent of all the parties hereto; or

     (b) by Sellers if there has been a material breach by Buyer of any representation, warranty, covenant or agreement contained herein or if any condition contained in this Agreement that must be met by Buyer becomes impossible to fulfill; or

     (c) by Buyer if there has been a material breach by Sellers of any representation, warranty or agreement or if any condition contained in this Agreement that must be met by Sellers becomes impossible to fulfill;

     (d) by either party if with respect to items 1 through 4 of Schedule 5.2, any of the applicable governmental agencies has formally rejected Buyer's application for a Required Consent; or

     (e) by either party if the Required Consents have not been received on or before July 1, 1998.

     12.2 Termination Liabilities: In the event this Agreement is terminated pursuant to Section 12.1 above, no party hereto shall have any liability to any other party hereto for costs, expenses, damages, loss of anticipated profits or otherwise; provided, that if termination occurs because of any misrepresentation or breach of warranty herein by a party hereto, such termination shall not preclude any rights that the other party hereto may have against such party for costs, expenses, damages, loss of anticipated profits or otherwise on account of such party's misrepresentation or breach.

     12.3 Bulk Transfer Law: Buyer hereby waives compliance by Sellers with the provisions of any so-called bulk transfer law of any jurisdiction in connection with the sale of the Purchased Assets to Buyer hereunder. Nothing herein contained shall be deemed to imply that any of the parties hereto asserts that any so-called bulk transfer law in fact applies to the within transaction.

     12.4 Waivers and Amendments:

     (a) This Agreement may be amended, modified or supplemented only by a written instrument executed by the parties hereto. The provisions of this Agreement may be waived only by an instrument in writing executed by the party granting the waiver. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a further or continuing waiver of such breach or as a waiver of any other or subsequent breach.

     (b) No failure on the part of any party to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of such right, power or remedy by such party preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law.

     12.5 Fees and Expenses: Except as otherwise expressly provided in this Agreement, Buyer shall be responsible for all its fees and expenses incurred in connection with this transaction, and Seller shall be responsible for all its fees and expenses incurred in connection with this transaction. Buyer shall at the Closing pay to Sellers, in addition to the Purchase Price, the New York State and applicable local sales tax, if any, on the portion of the Purchase Price allocated to the Fixed Assets.

     12.6 Attorneys' Fees: In the event of any litigation concerning any controversy, claim or dispute between the parties hereto arising out of or in relation to this Agreement, or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the losing party reasonable attorneys' fees, and costs and expenses incurred therein or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the court or arbitration panel to have most nearly prevailed, even if such party did not prevail in all matters, and not necessarily the one in whose favor a judgment is rendered.

     12.7 Notices: All notices, requests, demands and other communications required or which may be given under this Agreement shall be in writing and shall be deemed to have been duly given or made: if by hand, immediately upon delivery; if by telecopier immediately upon sending, provided it is sent during business hours on a business day, but if not, then immediately upon the beginning of the first business day after being sent; if by Federal Express, Express Mail or any other overnight delivery service, on the first business day after timely dispatch; and if mailed by certified mail, return receipt requested, two (2) days after receipt or the return of the notice to sender marked "unclaimed". All notices, requests and demands are to be given or made to the parties at the following addresses (or to such other address as either party may designate by notice in accordance with the provisions of this paragraph):

If to *
If to *

If to Buyer:                175-20 Hillside Avenue
                            Jamaica, New York 11432
                            Attention:   Richard Garofalo, President
                            Telephone:   (718) 657-2966
                            Telecopier:  (718) 291-5987

With a copy to:             Robinson Brog Leinwand Greene Genovese & Gluck, P.C.
--------------
                            1345 Avenue of the Americas
                            New York, New York  10105
                            Attention:   Marshall J. Gluck, Esq.
                            Telephone:   (212) 586-4050
                            Telecopier:  (212) 956-2164

     12.8 Entire Agreement: This Agreement and the schedules and exhibits hereto set forth the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede any prior negotiations, agreements, letters of intent, understandings or arrangements between the parties hereto with respect to the subject matter hereof.

     12.9 Schedules: Any information or data disclosed on any schedule to this Agreement that is also relevant to any other schedule to this Agreement shall be deemed to be included in such other schedule as if set forth therein in full.

     12.10 Binding Effect; Benefits: This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. Nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto, or their respective successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

     12.11 Non-Assignability: This Agreement and any rights and obligations pursuant hereto shall not be assignable by any party hereto without the prior written consent of the other party.

     12.12 Brokers. The parties hereby represent to each other that no person or entity has acted as investment banker, broker or finder hereunder except for Stewart Kramer or his business entity, for whose fees Sellers shall be responsible and except for Robert Chestman, for whose fee Buyer shall be responsible. Sellers agree to indemnify and hold Buyer harmless from and against any and all liability to which Buyer may be subjected by reason of the fees for Stewart Kramer or his business entity, and by reason of any other investment banker's, broker's, finder's or similar fee with respect to the transactions contemplated by this Agreement to the extent such fee is attributed to any action undertaken by or on behalf of Sellers. Buyer agrees to indemnify and hold harmless Sellers from and against any and all liability to which Sellers may be subjected by reason of the fee of Robert Chestman and by reason of any other investment banker's, broker's, finder's or similar fee with respect to the transactions contemplated by this Agreement to the extent such fee is attributable to any action undertaken by or on behalf of Buyer or any of its subsidiaries or affiliates.

     12.13 Applicable Law; Venue; Jurisdiction: This Agreement and the legal relations between the parties hereto shall be governed by and construed in accordance with the laws of the State of New York, applicable to contracts made and to be enforced in such state. Sellers and Buyer each hereby consent to the personal jurisdiction of the courts of the State of New York and the federal courts situated therein over any judicial proceeding under or that may otherwise arise out of this Agreement and agree not to contest venue for any such proceeding commenced in the courts of the State of New York in New York County or in the United States District Court for the Southern District of New York. Buyer hereby irrevocably appoints Robinson Brog Leinwand Greene Genovese & Gluck P.C. as agents for service of process for any such proceeding and each agree process for any such proceeding may be served by personally delivering a copy of the process to Robinson Brog Leinwand Greene Genovese & Gluck P.C., 1345 Avenue of the Americas, New York, New York 10105, Attention: Marshall J. Gluck, Esq. Sellers hereby irrevocably appoint Hoffinger Friedland Dobrish Bernfeld & Stern, P.C. as agent for service of process for any such proceeding and agrees process for any such proceeding may be served by personally delivering a copy of the process to Hoffinger Friedland Dobrish Bernfeld & Stern, P.C., 110 East 59th Street, New York, New York 10022, Attention: David B. Bernfeld, Esq.

     12.14 Public Announcements: The parties agree that public announce ments of this transaction shall be made on the following schedule:

          (a) Concurrent with the execution hereof, Buyer may issue a press release containing the text set forth in Exhibit 12.14(a) annexed hereto and made a part hereof.

          (b) On April 17, 1997, provided Buyer has obtained the applicable approval of the New York State Hospital Review and Planning Council, or as soon thereafter as such approval has been obtained by Buyer, Buyer may issue a press release containing the text set forth in Exhibit 12.14(b) annexed hereto and made a part hereof.

Thereafter, each party is entitled to release to the public any and all information regarding the terms of this Agreement, including Buyer's filing of forms 8-K and related public announcements pursuant to applicable securities laws and regulations.

     12.15 No Further Negotiation. Sellers agree that they shall not enter into any negotiation with any third party for the sale of the Purchased Assets from the date hereof unless this Agreement is terminated pursuant to its terms.

     12.16 No Benefit to Others: The representations, warranties, covenants and agreements contained in this Agreement are for the sole benefit of the parties hereto, and their successors and assigns, and they shall not be construed as conferring any rights on any other persons.

     12.17 Section and Other Headings: The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     12.18 Counterparts: This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written. HOME HEALTH AIDES, INC.


                                      By:___________________________
                                         Name:
                                         Office:         President

                                      H.H.A. AIDES, INC.


                                      By:_____________________________
                                         Name:
                                         Office:         Vice President

                                      HEALTH ACQUISITION CORP.
                                      D/B/A ALLEN HEALTH CARE SERVICES


                                      By:___________________________
                                         Name:           Richard Garofalo
                                         Office:         President

WITH RESPECT TO
SECTIONS 3.3(a)(iv) AND 4.2(e) ONLY:




PAUL MANSON



CORA BALIFF