Form 10-Q
period 1997-04-30
NATIONAL HOME HEALTH CARE CORP
filed 1997-06-11
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1997

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

             ------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The  number  of  shares  of common  stock  outstanding  as of June 10,  1997 was
5,100,621

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1997



PART I.    FINANCIAL INFORMATION                                            Page

Item  1.   Financial Statements


           Consolidated  Balance  Sheets as of April 30,
           1997 and July 31, 1996 (unaudited)                                3-4

           Consolidated  Statements of Operations  for the
           three months ended April 30, 1997 and April 30,
           1996 and the nine  months  ended April 30, 1997
           and April 30, 1996 (unaudited)                                      5

           Consolidated  Statements  of Cash Flows for the
           nine months  ended April 30, 1997 and April 30,
           1996 (unaudited)                                                    6

           Notes to Consolidated Financial Statements                        7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-12

PART II.   OTHER INFORMATION                                                  12

Item 6.    Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                    13

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                    April 30, 1997  July 31, 1996
                                                       -----------   -----------
ASSETS

Current assets:
      Cash and cash equivalents                        $ 9,533,000   $ 8,929,000
      Investments                                          508,000       528,000
      Accounts receivable-less allowance for doubtful
           accounts of $353,000 at April 30, 1997 and
           $414,000 at July 31, 1996                     8,641,000     8,499,000
      Income taxes receivable                              200,000       203,000
      Prepaid expenses and other assets                    194,000       218,000
      Deferred taxes                                       238,000       304,000
                                                       -----------   -----------

           Total current assets                         19,314,000    18,681,000

Furniture, equipment and leasehold
      improvements, net                                    349,000       319,000
Excess of cost over fair value of net assets of
      businesses acquired, net                           2,773,000     2,557,000
Other intangible assets, net                               425,000       132,000
Deposits and other assets                                  122,000       110,000
Investment in unconsolidated investee                    2,273,000     2,622,000
                                                       -----------   -----------

           TOTAL                                       $25,256,000   $24,421,000
                                                       ===========   ===========


(Continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                   April 30, 1997   July 31, 1996
                                                     ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses          $  1,080,000    $  1,315,000
      Estimated third-party payor settlements             787,000       1,078,000
                                                     ------------    ------------

           Total current liabilities                    1,867,000       2,393,000

Deferred tax liability                                    406,000         524,000
                                                     ------------    ------------

           Total liabilities                            2,273,000       2,917,000

Stockholders' equity:
      Common stock, $.001 par value; authorized
           20,000,000 shares, issued 6,055,621 and
           6,050,321 shares                                 6,000           6,000
      Additional paid-in capital                       17,673,000       17,660,00
      Retained earnings                                 6,255,000       4,789,000
                                                     ------------    ------------
                                                       23,934,000      22,455,000

Less treasury stock
(955,000 shares) at cost                                 (951,000)       (951,000)
                                                     ------------    ------------

           Total stockholders' equity                  22,983,000      21,504,000
                                                     ------------    ------------

                     TOTAL                           $ 25,256,000    $ 24,421,000
                                                     ============    ============



See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                     For the three months ended     For the nine months ended
                                               April 30,                    April 30,
                                      --------------------------    -------------------------
                                          1997           1996          1997          1996
                                          ----           ----          ----          ----
Net patient revenue                   $ 8,476,000    $ 9,760,000    $25,854,000   $29,800,000
                                      -----------    -----------    -----------   -----------

Operating expenses:
      Cost of revenue                   5,459,000      6,245,000     16,783,000    18,954,000
      General and administrative        2,149,000      2,571,000      6,337,000     8,226,000
      Amortization of intangibles          55,000         73,000        152,000       219,000
                                      -----------    -----------    -----------   -----------

           Total operating expenses     7,663,000      8,889,000     23,272,000    27,399,000
                                      -----------    -----------    -----------   -----------

Income from operations                    813,000        871,000      2,582,000     2,401,000

Other income:
      Interest income                     118,000         99,000        326,000       302,000
      (Loss) from equity investee        (171,000)                     (349,000)
                                                     -----------    -----------   -----------

Income before taxes                       760,000        970,000      2,559,000     2,703,000

Provision for income taxes                326,000        437,000      1,094,000     1,246,000
                                      -----------    -----------    -----------   -----------

NET INCOME                            $   434,000    $   533,000    $ 1,465,000   $ 1,457,000
                                      ===========    ===========    ===========   ===========

Net income per share of
      common stock                    $      0.09    $      0.11    $      0.29   $      0.29
                                      ===========    ===========    ===========   ===========
Weighted average
      shares outstanding                5,097,763      5,026,350      5,096,117     5,009,802


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               For the nine months ended
                                                                                       April 30,
                                                                               -------------------------
                                                                                 1997           1996
                                                                                 ----           ----
Cash flows from operating activities:
      Net income                                                             $ 1,465,000    $ 1,457,000
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                         234,000        374,000
           Loss from equity investee                                             349,000           --
           Deferred tax                                                          (51,000)          --
           Changes in operating assets and liabilities:
                (Increase) in accounts receivable                               (142,000)      (138,000)
                Decrease in income taxes receivable                                3,000        446,000
                Decrease (increase) in prepaid expenses and other assets          12,000       (155,000)
                (Decrease) in accounts payable and accrued expenses             (235,000)      (273,000)
                (Decrease) in estimated third party payor settlements           (291,000)      (864,000)
                                                                             -----------    -----------
                     Net cash provided by operating activities                 1,344,000        847,000
                                                                             -----------    -----------

Cash flows from investing activities:
      Proceeds of investments                                                     20,000        285,000
      Purchase of property, plant and equipment                                 (101,000)       (91,000)
      Purchase of assets of business                                            (672,000)          --
      Purchase of Nurse Care, Inc., net of cash acquired                            --       (2,595,000)
                                                                             -----------    -----------
                     Net cash (used in) investing activities                    (753,000)    (2,401,000)
                                                                             -----------    -----------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                     13,000         70,000
      Decrease  in notes receivable                                                 --        1,039,000
      Principal payments under capital lease obligations                            --          (20,000)
                                                                             -----------    -----------
                     Net cash provided by financing activities                    13,000      1,089,000
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                                604,000       (465,000)

Cash and cash equivalents-beginning of period                                  8,929,000      9,237,000
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                      $ 9,533,000    $ 8,772,000
                                                                             ===========    ===========

Supplemental  disclosures of cash flow information:
      Cash paid during the period for:
           Taxes                                                             $ 1,228,000    $ 1,263,000
           Interest                                                                5,000         13,000

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

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

NOTE 3 - ACQUISITION

           On March 25, 1997, the Company acquired certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a New York State licensed home health care company which provides home care services in Nassau County, New York for $672,000 in cash, including acquisition costs of $22,000. Garden City Home Care has annual revenues of approximately $2,000,000.

NOTE 4 - INCOME TAXES

           The Joint Committee on Taxation has taken no exception to the conclusions the Internal Revenue Service made in the examination of federal tax returns for the years ending July 31, 1991 through July 31, 1994. The Internal Revenue Service had previously assessed the Company an immaterial amount.

NOTE 5 - SUBSEQUENT EVENTS

           On May 29, 1997, the Company acquired certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two New York State licensed home health care companies which provide home care services in both Nassau and Suffolk Counties, New York for $1,213,000 in cash, including acquisition costs of approximately $77,000. The two companies have combined annual revenues of approximately $3,400,000.

           On May 28, 1997, the Company entered into a non-binding Letter of Intent to acquire a Medicare certified and licensed home health care company along with an affiliated home care company located in the State of Connecticut. The consummation of the proposed transaction is subject to entering into a binding agreement as well as regulatory and other approvals and conditions. The two companies to be acquired have combined annual revenues of $6 - 7 million. The acquisition is expected to be completed by August 1997.

           On May 29, 1997, the Company entered into a non-binding Letter of Intent to acquire three affiliated licensed home health care agencies located in the State of New York, New Jersey and Maryland. The consummation of the proposed transaction is subject to entering into a binding agreement as well as regulatory and other approvals and conditions. The three target companies have combined annual revenues of approximately $8,000,000. The acquisition is expected to be completed by December 1997.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996
-------------------------------------------------------------------------------

           For the three months ended April 30, 1997, net patient revenue was $8,476,000 as compared to $9,760,000 for the three months ended April 30, 1996. This decrease is primarily attributable to the absence of revenue from outpatient medical services during the recent period (as a result of the public offering by SunStar in May 1996 and its resulting accounting treatment using the equity method) as compared with such revenue of $1,190,000 during the earlier period. Revenue from home health care services decreased $94,000 or 1% from $8,476,000 for the three months ended April 30, 1997 from $8,570,000 for the three months ended April 30, 1996. Revenue from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area decreased $138,000 or 3% as a result of increased competition and price pressures from the certified home health care agencies with which it contracts. Revenue from New England Care, Inc. and Nurse Care. Inc., the subsidiaries providing home health care services in Fairfield and New Haven Counties, Connecticut increased $44,000 over the comparable period of 1996.

           Cost of revenue relating to home health care services as a percentage of net patient revenue was 64% for both the three months ended April 30, 1997 and three months ended April 30, 1996.

           General and administrative expenses was $2,149,000 for the three months ended April 30, 1997 as compared to $2,571,000 for the three months ended April 30, 1996. Eliminating all general and administrative expenses relating to outpatient medical services as a result of the SunStar public offering, general and administrative expenses decreased $62,000 or 3% from the three month ended April 30, 1996. This decrease is primarily attributable to improved efficiencies implemented in the operations of New England Home Care, Inc. and Nurse Care, Inc.

           Amortization of intangibles decreased to $55,000 for the three months ended April 30, 1997 from $73,000 for the three months ended April 30, 1996 as a result of certain intangible assets from prior acquisitions being fully amortized.

           Interest income increased to $118,000 for the three months ended April 30, 1997 from $99,000 for the three months ended April 30, 1996. This increase of $19,000 or 19% is the result of the Company's increased cash flow over the comparable period of 1996.

           The Company recorded a loss from equity invested of $171,000 representing its share of the SunStar net loss for the three months ended April 30, 1997.

           The Company's effective tax rate decreased to approximately 43% for the three months ended April 30, 1997 from 45% for the three months ended April 30, 1996. This decrease is attributable to the Company changing to combined filing for state tax purposes and the availability of Work Opportunity Tax Credits in the current fiscal year.

           As a result of all of the foregoing, net income for the three months ended April 30, 1997 was $434,000, or $.09 per share, as compared to a net income of $533,000, or $.11 per share, for the three months ended April 30, 1996. Excluding the loss relating to the Company's investment in SunStar, net income for the three months ended April 30, 1997 was $547,000 or $.11 per share.

Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996
-----------------------------------------------------------------------------

           For the nine months ended April 30, 1997, net patient revenue was $25,854,000 as compared to $29,800,000 for the nine months ended April 30, 1996. This decrease is primarily attributable to the absence of revenue from outpatient medical services during the nine months ended April 30, 1997 as compared with such revenue of $3,693,000 during the nine months ended April 30, 1996. Revenue from home health care services decreased to $25,854,000 for the nine months ended April 30, 1997 from $26,107,000 for the nine months ended April 30, 1996. This decrease of $253,000 or 1% is explained in the above three-month discussion.

           Cost of revenue relating to home health care services as a percentage of net patient revenue was 65% for both the nine months ended April 30, 1997 and April 30, 1996.

           General and administrative expenses were $6,337,000 for the nine months ended April 30, 1997 as compared to $8,226,000 for the nine months ended April 30, 1996. Eliminating all general and administrative expenses relating to outpatient medical services as a result of the SunStar public offering, general and administrative expenses decreased $124,000 or 2% during the recent nine-month period as compared to the nine months ended April 30, 1996. This decrease is explained in the above three-month discussion.

           Amortization of intangibles decreased to $152,000 for the nine months ended April 30, 1997 from $219,000 for the nine months ended April 30, 1996 as a result of certain intangible assets from prior acquisitions being fully amortized.

           Interest income increased to $326,000 for the nine months ended April 30, 1997 from $302,000 for the nine months ended April 30, 196. This increase of $24,000 or 8% is the result of the Company's increased cash flow over the comparable period of 1996.

           The Company recorded a loss from equity investee of $349,000, representing its share of the SunStar net loss for the nine months ended April 30, 1997.

           The Company's effective tax rate decreased to approximately 43% for the nine months ended April 30, 1997 from 46% for the nine months ended April 30, 1996. This decrease is explained in the above three-month discussion.

           As a result of the foregoing, net income for the nine months ended April 30, 1997 was $1,465,000 or $.29 per share as compared to $1,457,000 or $.29 per share for the nine months ended April 30, 1996. Excluding the loss relating to the Company's investment in SunStar, net income for the nine months ended April 30, 1997 was $1,696,000 or $.33 per share.

           The rate of inflation had no material affect on operations for the nine months ended April 30, 1997.

Financial Condition and Capital Resources
-----------------------------------------

           Current assets increased to approximately $19,314,000 and current liabilities decreased to $1,867,000, respectively, at April 30, 1997. These results increased working capital by $1,159,000 from $16,288,000 at July 31, 1996 to $17,447,000 at April 30, 1997 and the current ratio increased from 7.8x at July 31, 1996 to 10.3x at April 30, 1997. Cash and cash equivalents at April 30, 1997 were $9,533,000 as compared with $8,929,000 at July 31, 1996.

           The Company recorded net cash from operating activities of $1,344,000 for the nine months ended April 30, 1997 as compared to net cash from operating activities of $847,000 for the nine months ended April 30, 1996. This increase is primarily attributable to a decrease in estimated third party payor settlements at April 30, 1997 of $291,000 as compared to a decrease of $864,000 at April 30, 1996. Historically, the Company has financed its working capital requirements through cash flow from operating activities. Net cash used in investing activities for the nine months ended April 30, 1997 reflects the purchase of assets of business and the purchase of equipment, offset by proceeds of investments. For the nine months ended April 30, 1996, net cash used in investing activities consisted of the purchase of Nurse Care, Inc. and the purchase of equipment, offset by proceeds of investments. For the nine months ended April 30, 1997, the Company realized cash from the exercise of stock options. For the nine months ended April 30, 1996, the Company realized cash from financing activities from payments received on notes receivable and proceeds from the exercise of stock options, offset by payments under capital lease obligations.

           The Company believes that it has sufficient cash to fund its operations for at least the ensuing twelve month period. The Company also has available a $2,000,000 secured offering line of credit with the Bank of New York. In addition, New England Home Care, Inc. has a secured advised line of credit with the Bank of New York, the maximum amount of which shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both facilities are at the alternate base commercial lending rate of the bank and expire January 30, 1998. As of April 30, 1997, there were no outstanding balances under either line of credit.

           In May 1997, the Company acquired certain assets of two home health care companies for $1,213,000 in cash. In addition, the Company has signed Letters of Intent for acquisitions that will contemplate a use of approximately $6,000,000 in cash to cover the purchase price for both potential acquisitions, along with the working capital requirements to finance approximately $15,000,000 in added revenues. The Company believes that its current cash balances and available credit will allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.


PART II.   OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K

           (a)        Exhibits:

                      *10.4 Asset Purchase Agreement dated February 19, 1997 among Home Health Aides, Inc., H.H.A. Aides, Inc., and Health Acquisition Corp. d/b/a Allen Health Care Services.

                      27         Financial Data Schedule.

           (b)        Reports on Form 8-K

                      None

-----------------------------
* Enclosed herewith in its complete form. This exhibit, with the names and addresses of the sellers redacted pursuant to a request for confidentiality, was originally filed with the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1997.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Home Health Care Corp.



Date:  June 11, 1997                      /s/   Robert P. Heller
                                          --------------------------------
                                          Robert P. Heller
                                          Vice President of Finance,
                                          Chief Financial and Accounting Officer

                                                     Commission File No. 0-12927







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED APRIL 30, 1997

                         NATIONAL HOME HEALTH CARE CORP.

EXHIBIT
NUMBER                    DOCUMENT                                   PAGE NUMBER
------                    --------                                   -----------


*10.4 Asset Purchase Agreement dated February 19, 1997 among Home Health Aides, Inc., H.H.A. Aides, Inc., and Health Acquisition Corp. d/b/a Allen Health Care Services.

27                        Financial Data Schedule.


--------------------------
* Enclosed herewith in its complete form. This exhibit, with the names and addresses of the sellers redacted pursuant to a request for confidentiality, was originally filed with the Company's Quarterly Report on Form 10-Q for the period ended January 31, 1997.