Form 10-K
period 1997-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1997-10-29
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 1997           Commission File Number 0-12927


                         NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as specified in its charter)

          Delaware                                                22-2981141
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK                         10583
------------------------------------------                       -----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  914-722-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    [X]                     No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of October 24, 1997, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $14,066,926, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 24, 1997 was 5,098,821.

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

            *     New England Home Care, Inc., a Connecticut  corporation  ("New
                  England"),   which   conducts   business   in  the   State  of
                  Connecticut.

            * Nurse Care, Inc., a Connecticut corporation ("Nurse Care"), which conducts business in the State of Connecticut.

           In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar") a newly-formed, wholly-owned subsidiary of the Company. On May 21, 1996, the initial public offering of common stock by SunStar was consummated, thus reducing the Company's ownership percentage of SunStar to approximately 37.6%. As a result, SunStar is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in SunStar using the equity method of accounting.

Health Acquisition Corp.
------------------------
d/b/a Allen Health Care Services
--------------------------------

           Allen Health Care is a provider of personal home health care services. Services are provided by registered nurses, personal care aides, home health aides and homemakers. The Company is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has satellite offices in Manhattan, Farmingdale, Islandia and Hempstead, New York. Services are provided in the following counties in the State of New York:
Nassau, Suffolk, Queens, Kings, New York and the Bronx.

           All home health care personnel are licensed or are agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. In May 1996, Allen Health Care was resurveyed by the Joint Commission of Accreditation of Health Care Organizations (JCAHO), the accrediting body for all health-care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The resurvey resulted in Allen Health Care extending their accredited status through the year 1999.

           Reimbursement for the company's services is primarily provided by Certified Home Health Care Agencies ("CHHAs"), and long-term health care provider programs that subcontract their patients to Allen Health Care, as well as from private payors and both the Nassau and Suffolk Counties Department of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

           Allen Health Care provides home health care services to its clients twenty-four hours per day, seven days per week. Although the company's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health Regulations and contract requirements, visit patients regularly and review the records of service which are completed by the home health aide and personal care aides daily. These records are maintained by Allen Health Care. In addition, the home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and the professional staff.

           Allen Health Care was acquired by the Company in October 1986. Subsequent to the acquisition, the agency has grown its home care business by securing contracts with CHHAs, expanding its services and geographical presence and through acquisitions.

           In March 1997, Allen Health Care completed the acquisition of certain assets of C.J. Home Care, Inc. d/b/a Garden City Home Care, a New York licensed home health care agency that provides home health aide services in Nassau County, New York. Annual revenues for Garden City Home Care approximated $2,000,000 in 1996. In May 1997, Allen Health Care completed the acquisition of certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two New York licensed home health care agencies that provide home health aide services in both Nassau and Suffolk County, New York. The two companies collectively had revenues of approximately $3,400,000 in 1996. The latter acquisition gives the Company an entree into the Shared Aide Program in Nassau County. The Shared Aide Program is a relatively new program for Medicaid patients that brings a group of home health aides together to care for patients in one geographic area, thus increasing operating efficiencies and reducing costs.

           To a large extent, Allen Health Care's continued growth depends on its ability to recruit and maintain qualified personnel. The company's training programs for home health aides and personal care aides have been approved by the State of New York Department of Health. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

New England Home Care
---------------------

           On August 4, 1995, the Company consummated the acquisition of 100% of the capital stock of Nurse Care, the parent company of New England for $3,150,000 in cash. In addition, one of the two former shareholders of Nurse Care entered into a one-year employment contract as the Administrator of New England with a base salary of $125,000. Although such contract has expired, the shareholder continues to be employed by Nurse Care. The other former shareholder entered into a one-year consulting agreement to provide certain consulting services with respect to the operations of New England in consideration of $20,000 in consulting fees. During the fiscal year ended July 31, 1996, Nurse Care transferred all of the outstanding shares of New England to National Home Health Care Corp., whereby New England as well as Nurse Care, became a direct, wholly-owned subsidiary of the Company.

           New England is a Medicare certified and licensed home health care company in the State of Connecticut. In December 1995, New England received JCAHO accreditation through the year 1998. New England provides services throughout Fairfield and New Haven Counties as well as the southern portions of Litchfield, Hartford and Middlesex Counties, in the State of Connecticut. Services include skilled nursing, physical therapy, occupational therapy, speech therapy, medical social services and home health aide services. In addition, New England offers specialty programs consisting of mental health and wellness, perinatal/high risk pregnancy, pediatrics and disease management. New England provides full-service home health care twenty-fours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times.

           New England maintains its principal administrative office in Milford, Connecticut and has branch offices in Norwalk, Hamden and Waterbury, and satellite offices in Danbury and Seymour. Reimbursement for New England's services is primarily provided by the Federal Medicare Program and the State of Connecticut Medicaid Program. Additional sources of revenues are from managed care programs, commercial insurance carriers and private payors.

Nurse Care
----------

           Nurse Care is a licensed home health care company providing home health aide services throughout Fairfield and New Haven Counties, Connecticut. In December 1995, Nurse Care received JCAHO accreditation through the year 1998. Similar to the operations of New England, Nurse Care maintains its principal administrative office in Milford, Connecticut and has satellite offices in Norwalk, Hamden, Waterbury, Danbury and Seymour. Reimbursement for Nurse Care's services is primarily provided by New England, which subcontracts all of its home health aide services to Nurse Care, and from hospices and other certified home care agencies.

Insurance
---------

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

Employees and Labor Relations
-----------------------------

           As of October 24, 1997, the Company had approximately 1,700 full and part-time employees of whom 15 were employed in various management capacities and 5 were employed in marketing capacities. None of the Company's employees is represented by a labor organization. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by the appropriate authorities.

Competition
-----------

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

Customers
---------

           One or more customers have each accounted for more than 10% of the Company's revenues. For the fiscal years ended July 31, 1997, 1996 and 1995, VNS Home Care, a non-profit Medicare certified home health care agency, accounted for 22%, 24% and 40%, respectively; the State of New York, Department of Social Services personal care aide program for the counties of Suffolk and Nassau accounted for 10%, 7%, and 13%, respectively, of the Company's consolidated net patient revenues from continuing operations; and the Federal Medicare program accounted for approximately

22%, 21% and 0%, respectively, of net patient revenue for the fiscal years ended July 31, 1997, 1996 and 1995. The loss of any of the foregoing customers would have a material adverse effect on the Company.

Government Regulations and Licensing
------------------------------------

           The health care industry is highly regulated. The Company's business is subject to substantial and frequently changing regulations by Federal, state and local authorities. The Company must comply with state licensing along with Federal and state eligibility standards for certification as a Medicare and Medicaid provider.

           The ability of the Company to operate profitability will depend in part upon the Company obtaining and maintaining all necessary licenses and other approvals in compliance with applicable health care regulations.

Medicare
--------

           Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and the long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of the Department of Health and Human
Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in the State of Connecticut.

           Currently, Medicare Part A reimburses providers for certain costs for certain home health care visits to eligible Medicare beneficiaries. There is no limit to the number of home health visits a beneficiary may receive. Covered services include intermittent skilled nursing care, physical, occupational or speech therapy, medical social services, intermittent services of a home health aide, and certain medical supplies.

           Under current Medicare reimbursement, home health care providers, including the Company, are reimbursed on a reasonable cost basis subject to program-imposed cost per visit limitations applicable to each type of home health service. Medicare reimbursement does not include a profit factor. Medicare providers are subject to periodic audits of charges submitted for reimbursement, which could result in recoupment of payments previously made to the provider, or increases in payments due the Medicare provider.

           The Balanced Budget Act of 1997 (the "Act"), which was signed into law on August 5, 1997 contains many sweeping changes to Medicare home health reimbursement and coverage. Under the Act, for cost reporting periods beginning on or after October 1, 1997, Medicare providers will be reimbursed under an interim payment system, which will remain in effect for a two year period prior to the implementation of a prospective payment system. Under the interim payment system, home health care providers will be reimbursed the lower of (1) actual costs, (2) cost per visit limits, or (3) an aggregate per beneficiary limit based on a blending of agency-specific costs and a census region costs for cost reporting periods ending during fiscal 1994, updated by the home health market basket index. The prospective payment system calls for payments to Medicare providers for cost reporting periods on or after October 1, 1999 in accordance with a prospective payment system to be established by the Secretary. The Company cannot predict at this time with any certainty what impact these changes will have on the Company's business.

Medicare Fraud and Abuse
------------------------

           Provisions of the Social Security Act under Medicare and Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or state health care program. In July 1991, the federal government published regulations that provide exceptions, or "safe harbors", for business transactions that will be deemed not to violate the anti-kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company believes that its current operations are not in violation of the anti-kickback statute.

           Over the past year, the home health industry has come under intense government scrutiny regarding compliance with all applicable standards. Operation Restore Trust, the government's Medicare anti-fraud program, is expected to blanket all fifty states over the next five year period.

           In September 1997, the Health Care Financing Administration ("HCFA") announced a moratorium on the entry of new home health agencies into the Medicare program. The moratorium includes new branches of existing home health agencies. While the moratorium is in effect, HCFA will double the number of home health agency audits, implement program safeguards included in the Act and work on changes in requirements with which home health agencies must comply. An immediate change being implemented by the HCFA is the requirement that home health agencies disclose information about related businesses that they own. Proposed regulations include the requirement that home health agencies re-enroll in the Medicare program every three years and the posting of surety bonds to establish financial stability.

Medicaid
--------

           Approximately 17%, 18% and 13% of net patient revenue for the fiscal years ended July 31, 1997, 1996 and 1995, respectively, were derived under state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in the State of Connecticut and in both Nassau and Suffolk County in the State of New York. Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

ITEM 2.  PROPERTIES.

           The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2004. The following sets forth the location, approximate square footage, use of each office and expiration date of each lease:


                   Approximate                               Expiration Date
    Location       Square Feet          Use                     of Lease

Scarsdale, NY        2,095        Corporate headquarters     October 31, 1998
Queens, NY           7,500        Administrative office      January 31, 1998
Farmingdale, NY      3,519        Satellite office           May 31, 1998
Hempstead, NY        3,800        Satellite office           September 30, 2004
Islandia, NY         2,100        Satellite office           June 30, 2001
Manhattan, NY        1,265        Satellite office           April 30, 1998
Milford, CT          9,600        Administrative office      May 31, 1999
Norwalk, CT          2,772        Branch office              May 31, 1999
Hamden, CT           2,605        Branch office              July 31, 1998
Waterbury, CT        2,000        Branch office              July 31, 2000
Seymour, CT            575        Satellite office           May 31, 1998
Danbury, CT          1,200        Satellite office           Month to Month

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

           (A)       Market Information

           The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 1996 and July 31, 1997. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                        Market Prices
                                                ----------------------------
                                                  High              Low
Year ended July 31, 1996
------------------------

1st Quarter............................           $4.38            $3.13
2nd Quarter............................            7.13             3.88
3rd Quarter............................            7.00             4.50
4th Quarter............................            7.75             5.50


Year ended July 31, 1997
------------------------

1st Quarter............................           $7.38            $5.88
2nd Quarter............................            6.88             5.38
3rd Quarter............................            6.25             5.00
4th Quarter............................            6.38             5.00

           (B)       Holders

           There were approximately 149 holders of record of Common Stock as of October 24, 1997 excluding shares held by depository companies for certain beneficial owners.

           (C)       Dividends

           The Company has not declared or paid any cash dividends on its shares of Common Stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business, and, accordingly, it does not intend to pay cash dividends. On October 21, 1996, the Board of Directors of the Company declared a 6% stock dividend payable December 4, 1996 to stockholders of record on November 8, 1996. On October 10, 1997, the Board of Directors of the Company declared a 3% stock dividend payable December 8, 1997 to stockholders of record on November 6, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

           The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Consolidated Financial Statements of the Company, which have been audited by Richard A. Eisner & Company, LLP, independent auditors.

           The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.

                                                                     Fiscal Years Ended July 31,
                                           -----------------------------------------------------------------------------------
                                                    1997           1996            1995           1994            1993
                                           -----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
DATA:

Revenues                                       $ 35,070,000    $ 38,830,000    $ 24,556,000   $ 20,116,000    $ 18,059,000

Operating expenses                               31,770,000      35,564,000      22,414,000     17,982,000      15,795,000

Income from operations                            3,300,000       3,266,000       2,142,000      2,134,000       2,264,000

Other income (loss):
           Gain resulting from
           subsidiary's stock offering                 --         1,548,000            --             --              --

           Interest income                          446,000         412,000         410,000        161,000         116,000

           (Loss) from equity investee             (612,000)        (10,000)           --             --              --

Income from continuing operations
before taxes                                      3,134,000       5,216,000       2,552,000      2,295,000       2,380,000

Provision for income taxes                        1,278,000       1,859,000       1,126,000      1,077,000       1,071,000

Income from continuing operations                 1,856,000       3,357,000       1,426,000      1,218,000       1,309,000

Discontinued operations                                --              --              --       (3,472,000)       (461,000)

Net income (loss)                                 1,856,000       3,357,000       1,426,000     (2,254,000)        848,000

Net income (loss) per share of common stock:
    Continuing operations                              0.35            0.65            0.27           0.24            0.25
           Discontinued operations                     --              --              --            (0.67)          (0.09)
           Net income (loss)                           0.35            0.65            0.27          (0.43)           0.16

The above results include the operations of SunStar through April 30, 1996. Subsequent thereto, the operations of SunStar are recorded on the equity method and are reflected above as loss from equity investee.


BALANCE SHEET DATA:
Total Assets           25,224,000   24,421,000   18,865,000   17,926,000   20,309,000

Working capital        16,853,000   16,288,000   15,292,000   13,484,000   10,000,000


Retained earnings       5,842,000    4,789,000    3,307,000    1,881,000    4,135,000
Stockholders' equity   23,360,000   21,504,000   17,914,000   16,688,000    18,942,00


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

           This discussion contains forward looking statements that are subject to a number of known and unknown risks that, in additional to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward looking statements.

           On March 25, 1997, Health Acquisition Corp. ("HAC"), a wholly-owned subsidiary of the Company, acquired certain assets of C.J. Home Care, Inc. and on May 29, 1997, HAC acquired certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc. All acquisitions were from New York State licensed home health care companies that provided home healthcare services in both Nassau and Suffolk Counties, New York. The acquisitions have been accounted for utilizing purchase accounting principles.

           On May 21, 1996, the initial public offering of common stock by SunStar was consummated. SunStar, then a wholly-owned subsidiary of the Company had comprised the Company's Florida outpatient medical center operations. The Company currently owns 900,000 shares, or approximately 37.6%, of SunStar. The operations of SunStar prior to the offering are reflected in the Company's financial statements as continuing operations. In the preparation of its financial information, the Company has relied upon the financial statements of SunStar, which financial statements have been audited by other auditors whose report has been furnished to the Company.

           On August 4, 1995, the Company completed the purchase of Nurse Care and New England. During the fiscal year ended July 31, 1996 ("fiscal 1996"), Nurse Care transferred all of the outstanding stock of New England to the Company. New England is a Medicare-certified and licensed home health care company providing a wide variety of skilled nursing services in Connecticut while Nurse Care is a licensed home health care company providing home health aide services in Connecticut.

RESULTS OF OPERATIONS

           YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

           For the fiscal year ended July 31, 1997 ("fiscal 1997"), net patient revenues were $35,070,000 as compared with $38,830,000 in fiscal 1996. This decrease is primarily attributable to the absence of revenues from outpatient medical services during fiscal 1997 as compared with the presence of such revenues of $3,693,000 during fiscal 1996. Revenues from home health care services decreased $67,000 or .2% from $35,137,000 in fiscal 1996. Revenues from HAC, the subsidiary providing home health care services in the New York metropolitan area, decreased $100,000 or .5% to $20,562,000 in fiscal 1997 from $20,662,000 in fiscal 1996. This decrease is the result of increased competition and price pressures from the certified home health care agencies with which it contracts. Revenues from New England and Nurse Care, the subsidiaries providing home health care services in Fairfield and New Haven Counties, Connecticut increased $33,000 or .2% to $14,508,000 in fiscal 1997 from $14,475,000 in fiscal 1996.

           With the completion of the initial public offering of SunStar in fiscal 1996, the Company is now focused solely on home health care services. The Company is optimistic there will be increasing demand for home health care services as health care payors seek to find cost-effective alternatives to the rising costs of institutional care. The Company's acquisitions in both fiscal years reflect its commitment to devoting significant resources to the expansion of its home care services.

           Gross profit margin percentage in fiscal 1997 was 35% as compared to 36% for fiscal 1996. Excluding outpatient medical center operations, the gross profit margin was 35% in fiscal 1996.

           General and administrative expenses decreased from 27% of revenues in fiscal 1996 to 25% of revenues in fiscal 1997. This decrease is primarily attributable to improved efficiencies implemented in the operations of New England and Nurse Care.

           Amortization of intangibles decreased from $294,000 in fiscal 1996 to $245,000 in fiscal 1997 as a result of certain intangible assets from prior acquisitions being fully amortized.

           Interest income increased to $446,000 for fiscal 1997 from $412,000 in fiscal 1996. This increase of $34,000 or 8% is the result of the Company's increased cash flow over fiscal 1996.

           The Company recorded a loss from equity investee of $612,000 in fiscal 1997 as compared to a loss of $10,000 in fiscal 1996, representing the Company's share of the net loss reported by SunStar for the same periods. In addition, in fiscal 1996, the Company recorded a one-time net gain on the SunStar initial public offering in the amount of $1,024,000.

           The Company's effective tax rate increased to 41% in fiscal 1997 as compared to 36% in fiscal 1996. This increase is attributable to the Company utilizing available state net operating loss deductions in fiscal 1996.

           As a result of the foregoing, net income for fiscal 1997 decreased to $1,856,000 from $3,357,000 for fiscal 1996.

           YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

           Net patient revenues increased by approximately $14,274,000, or 58%, from $24,556,000 for the fiscal year ended July 31, 1995 ("fiscal 1995") to $38,830,000 for fiscal 1996. Net patient revenues from home health care services increased approximately $15,709,000 or 81%. Approximately $14,475,000 or 92% of this increase is attributable to the acquisition of Nurse Care and New England. HAC, the licensed home health care company providing home health care services in the New York metropolitan area, had revenues increase by $1,306,000 or 7% from fiscal 1995. Net patient revenues recorded in fiscal 1996 from outpatient medical operations decreased $1,435,000 or 28% from $5,128,000 in fiscal 1995. This decrease is attributable to the Company recording only nine months of revenues in fiscal 1996, due to the change in ownership in the fourth quarter from 100% to approximately 37.6%.

           Gross profit margin percentage in fiscal 1996 was 36% as compared to 39% in fiscal 1995. This decrease is attributable to the acquisition of New England, which has a lower gross margin percentage as a result of revenue generated from its Medicare patients being limited to cost reimbursement principles.

           General and administrative expenses decreased from 29% of revenues in fiscal 1995 to 27% of revenues in fiscal 1996. This decrease is attributable to the increase in revenues being absorbed by existing general and administrative costs.

           Amortization of intangibles increased $125,000 or 74% from $169,000 in fiscal 1995 to $294,000 in fiscal 1996. This increase is attributable to the acquisition of Nurse Care and New England in August 1995.

           In fiscal 1996, the Company recorded a one-time net gain on the SunStar initial public offering in the amount of $1,024,000, adjusting its investment in SunStar to reflect the book value of its approximate 37.6% interest. The Company also recorded a loss from equity investee of $10,000, representing its share of the SunStar loss for the quarter ended July 31, 1996.

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

           As a result of the foregoing, net income for fiscal 1996 increased to $3,357,000 from $1,426,000 for fiscal 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           At July 31, 1997, the Company had working capital of $16,853,000 as compared to working capital of $16,288,000 at July 31, 1996. Cash and cash equivalents at July 31, 1996 were $9,324,000 as compared with $8,929,000 at July 31, 1996.

           Net cash provided by operating activities was $2,398,000 in fiscal 1997 as compared with $1,066,000 in fiscal 1996. This increase is primarily attributable to decreases in accounts receivable and prepaid expenses and an increase in accounts payable and accrued expenses as compared to fiscal 1996. The Company expects to continue to generate sufficient cash flow from operation to meet its working capital requirements.

           Investing activities in fiscal 1997 used cash of $2,003,000 as compared to cash used of $2,482,000 in fiscal 1996. The cash used in investing activities primarily consisted of acquisitions in both fiscal 1997 and 1996.

           The proceeds from the exercise of stock options offset by the purchase of treasury shares provided no cash from financing activities in fiscal 1997. Cash provided from financing activities in fiscal 1996 was $1,108,000, consisting of cash received on notes receivable and the proceeds from the exercise of stock options, offset by the cash surrendered in the subsidiary stock offering in fiscal 1996.

           The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted business and 30 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. For fiscal 1997, accounts receivable turnover for home health care services was 91 days as compared to 90 days for fiscal 1996.

           The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit may not exceed the lesser of eligible accounts receivable or
$2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 30, 1998. At July 31, 1997, there were no outstanding balances under either line of credit.

           The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow and available lines of credit. The Company believes that its current cash balances and available credit will also allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

           In July 1997, the Board of Directors authorized a stock repurchase plan authorizing the Company to repurchase up to $1,000,000 of its Common Stock. The buyback program will be financed out of existing cash balances.

           Other than as set forth herein, the Company has no material commitments for capital expenditures as of July 31, 1997.

           In the opinion of management there will be no material impact on the financial statements of the Company from any recently issued accounting standards.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-23.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held on December 8, 1997, and is incorporated herein by reference. The Company intends to files such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to July 31, 1997.

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

           (3) EXHIBITS

Exhibit
Number                      Document
------                      --------
3.1         Certificate of Incorporation (1)
3.2         Certificate of Amendment to Certificate of Incorporation (2)
3.3         By-laws (1)
10.1        1992 Stock Option Plan (3)
10.2        Incentive Stock Option Plan (3)
10.3 Agreement dated January 1, 1994 between Allen Health Care Services and VNS Home Care (4)
10.4 Employment Agreement dated August 1993 between the Registrant and Steven Fialkow (3)
10.5 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Steven Fialkow (8)
10.6 Employment Agreement dated as of July 1, 1996 between the Registrant and Robert P. Heller (8)
10.7 Employment Agreement dated August 1993 between the Registrant and Richard Garofalo (3)
10.8 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Richard Garofalo (8)
10.9 Employment Agreement dated August 1993 between the Registrant and Thomas Smith (3)
10.10 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Thomas Smith (8)
10.11 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. (5)
10.12 Agreement between Nassau County Department of Social Services and Allen Health Care Services (2)
10.13 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. (4)

Exhibit
Number                      Document
------                      --------

10.14 Letter Agreement dated March 15, 1995 securing a line of credit from the Bank of New York (7)
10.15 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services (2)
10.16 Letter from Joint Commission on Accreditation of Healthcare Organizations awarding accreditation to Allen Health Care,
            dated September 20, 1993                  (3)
10.17       1993 401(k) Plan, as amended on April 1, 1997.
10.18       Letter Agreement between National HMO (New York), Inc.
            and Boro Medical, P.C. dated November 12, 1993 (3)
10.19       Asset Purchase Agreement among National HMO (New
            York), Inc., National HMO Corp. of Elizabeth, Inc., Boro Medical, P.C. and Boro Health Care of Union, P.C. dated April 30, 1994 (4)
10.20 Agreement for the Purchase of the Stock of Nurse Care, Inc. and Related Transactions (6)
10.21       Employment Agreement dated as of August 1, 1995 between
            New England and Aileen O'Connell (6)
10.22 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. (9)
10.23 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. (9)
10.24 Asset Purchase Agreement dated December 24, 1996 by and between Health Acquisition Corp. and C.J. Home Care, d/b/a Garden City Home Care. (9)
10.25       Asset Purchase Agreement dated February 19, 1997 among
            Home Health Aides, Inc., H.H.A. Aides, Inc., and Health Acquisition Corp. d/b/a Allen Health Care Services. (10)
21.1        List of Subsidiaries

Exhibit
Number                      Document
------                      --------

23.1        Consent of Richard A. Eisner & Co., LLP
23.2        Consent of KPMG Peat Marwick LLP
27          Financial Data Schedule

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

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.


           (b) Reports on Form 8-K. None have been filed during the last fiscal quarter.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL HOME HEALTH CARE CORP.


                                            By: /s/ Robert P. Heller
                                               -----------------------------
                                               Robert P. Heller
                                               Vice President of Finance and
                                               Chief Financial Officer

Dated:  October 27, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Frederick H. Fialkow           Chairman of the Board of Directors &
--------------------------         Chief Executive Officer
Frederick H. Fialkow


/s/ Steven Fialkow                 President, Chief Operating Officer,
--------------------------         Director and Secretary
Steven Fialkow


/s/ Robert P. Heller               Vice President of Finance and Chief Financial
--------------------------         Officer (Principal Financial and Accounting
Robert P. Heller                   Officer)



/s/ Ira Greifer                    Director
--------------------------
Ira Greifer, M.D.


/s/ Bernard Levine                 Director
--------------------------
Bernard Levine, M.D.


/s/ Robert Pordy                   Director
--------------------------
Robert Pordy, M.D.

                         NATIONAL HOME HEALTH CARE CORP.

                   Index to Financial Statements and Schedules
            Filed with the Annual Report of the Company on Form 10-K

                                                                            Page
                                                                            ----

Part II Item 8

     Independent Auditors' Report                                            F-2

     Consolidated Financial Statements
         Balance sheets as of July 31, 1997 and 1996                         F-3
         Statements of operations for the years ended
          July 31, 1997, 1996 and 1995                                       F-4
         Statements of changes in stockholders' equity for
          the years ended July 1997, 1996 and 1995                           F-5
         Statements of cash flows for the years ended
          July 31, 1997, 1996 and 1995                                       F-6
         Notes to financial statements                                       F-7

Part IV Item 14

   Independent Auditors' Report on Schedule                                 F-22

     Supplementary Information

         Schedule II Valuation and Qualifying Accounts                      F-23

SCHEDULES OMITTED

Other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to consolidated financial statements.

                         NATIONAL HOME HEALTH CARE CORP.


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York


We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SunStar Healthcare, Inc., (a corporation in which the Company has a 37.6% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1997 consolidated financial statements relates to data included for SunStar Healthcare, Inc., it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and, for 1997, the report of other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and subsidiaries at July 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP

New York, New York
September 26, 1997

With respect to Note 1 - Stock Dividend
October 10, 1997

KMPG Peat Marwick LLP

           Suite 2700, Independent Square
           One Independent Drive
           P.O. Box 190
           Jacksonville, Fl 32201-0190


                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors
SunStar Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of SunStar Healthcare, Inc. and Subsidiaries (the Company) as of July 31, 1996 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of SunStar Healthcare, Inc. for the year ended July 31, 1995, were audited by other auditors whose report thereon dated October 6, 1995, expresses an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted accounting principles. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunStar Healthcare, Inc. as of July 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1997, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG Peat Marwick LLP

                                                  KMPG Peat Marwick LLP


Jacksonville, Florida
September 16, 1997

                                      F-2a

                         NATIONAL HOME HEALTH CARE CORP.

                           Consolidated Balance Sheets

                                                                                     July 31,
                                                                            -------------------------
                                                                                1997          1996
                                                                            -----------   -----------
ASSETS
Current assets:
    Cash (including cash equivalents of $8,344,000 and $8,226,000)          $ 9,324,000   $ 8,929,000
    Investments - available for sale                                            508,000       528,000
    Accounts receivable (less allowance for doubtful accounts of $327,000
       and $414,000)                                                          8,176,000     8,499,000
    Income taxes receivable                                                                   203,000
    Prepaid expenses and other assets                                           163,000       218,000
    Deferred taxes                                                              230,000       304,000
                                                                            -----------   -----------

          Total current assets                                               18,401,000    18,681,000

    Furniture, equipment and leasehold improvements, net                        378,000       319,000
    Excess of cost over fair value of net assets of businesses acquired       3,350,000     2,557,000
    Other intangible assets                                                     947,000       132,000
    Deposits and other assets                                                   138,000       110,000
    Investment in unconsolidated investee                                     2,010,000     2,622,000
                                                                            -----------   -----------

                                                                            $25,224,000   $24,421,000
                                                                            ===========   ===========

LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                   $ 1,331,000   $ 1,315,000
    Income taxes payable                                                         22,000
    Estimated third-party payor settlements                                     195,000     1,078,000
                                                                            -----------   -----------

          Total current liabilities                                           1,548,000     2,393,000

    Deferred tax liability - noncurrent                                         316,000       524,000
                                                                            -----------   -----------

          Total liabilities                                                   1,864,000     2,917,000
                                                                            -----------   -----------

    Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; authorized 20,000,000 shares,
    issued 6,208,646 and 6,050,321 shares                                         6,000         6,000
Additional paid-in capital                                                   18,476,000    17,660,000
Retained earnings                                                             5,842,000     4,789,000
                                                                            -----------   -----------
                                                                             24,324,000    22,455,000

Less treasury stock (957,500 and 955,000 shares) - at cost                      964,000       951,000
                                                                            -----------   -----------

          Total stockholders' equity                                         23,360,000    21,504,000
                                                                            -----------   -----------

                                                                            $25,224,000   $24,421,000
                                                                            ===========   ===========

                        See notes to financial statements

                         NATIONAL HOME HEALTH CARE CORP.

                      Consolidated Statements of Operations

                                                                   Year Ended July 31,
                                                      --------------------------------------------
                                                          1997            1996            1995
                                                      ------------    ------------    ------------
Net patient revenue                                   $ 35,070,000    $ 38,830,000    $ 24,556,000
                                                      ------------    ------------    ------------

Operating expenses:
    Cost of revenue                                     22,905,000      24,798,000      15,032,000
    General and administrative                           8,620,000      10,472,000       7,213,000
    Amortization of intangibles                            245,000         294,000         169,000
                                                      ------------    ------------    ------------

       Total operating expenses                         31,770,000      35,564,000      22,414,000
                                                      ------------    ------------    ------------

Income from operations                                   3,300,000       3,266,000       2,142,000
Other income:
    Gain resulting from subsidiary's stock offering                      1,548,000
    Interest income                                        446,000         412,000         410,000
    (Loss) from equity investee                           (612,000)        (10,000)
                                                      ------------    ------------    ------------

Income before income taxes                               3,134,000       5,216,000       2,552,000
Provision for income taxes                               1,278,000       1,859,000       1,126,000
                                                      ------------    ------------    ------------

Net income                                            $  1,856,000    $  3,357,000    $  1,426,000
                                                      ============    ============    ============

Net income per share of common stock                  $        .35    $        .65    $        .27
                                                      ============    ============    ============







                        See notes to financial statements

                         NATIONAL HOME HEALTH CARE CORP.

           Consolidated Statements of Changes in Stockholders' Equity

[PART 1 OF 2]

                                                            Common Stock
                                                     ------------------------
                                                                                  Additional
                                                     Number of                      Paid-In
                                                      Shares        Amount          Capital
                                                     ---------   ------------    ------------
BALANCE AT JULY 31, 1994                             5,670,075   $      6,000    $ 15,544,000
Net income
Acquisition of treasury shares, $3.25 per share
Exercise of common stock options                         3,000                          8,000
                                                     ---------   ------------    ------------

BALANCE AT JULY 31, 1995                             5,673,075          6,000      15,552,000
Net income
Stock dividend declared on October 21, 1996            288,414                      1,875,000
Exercise of common stock options                        88,832                        233,000
                                                     ---------   ------------    ------------

BALANCE AT JULY 31, 1996                             6,050,321          6,000      17,660,000
Net income
Acquisition of treasury shares, $5.32 per share
Stock dividend declared on October 10, 1997            153,025                        803,000
Exercise of common stock options                         5,300                         13,000
                                                     ---------   ------------    ------------


BALANCE AT JULY 31, 1997                             6,208,646   $      6,000    $ 18,476,000
                                                     =========   ============    ============

[PART 2 OF 2]

                                                                               Treasury Stock
                                                                           ----------------------

                                                         Retained         Number of
                                                         Earnings           Shares        Cost
                                                       ------------        -------   ------------
BALANCE AT JULY 31, 1994                               $  1,881,000        891,000   $   (743,000)
Net income                                                1,426,000
Acquisition of treasury shares, $3.25 per share                             64,000       (208,000)
Exercise of common stock options
                                                       ------------        -------   ------------

BALANCE AT JULY 31, 1995                                  3,307,000        955,000       (951,000)
Net income                                                3,357,000
Stock dividend declared on October 21, 1996              (1,875,000)
Exercise of common stock options
                                                       ------------        -------   ------------

BALANCE AT JULY 31, 1996                                  4,789,000        955,000       (951,000)
Net income                                                1,856,000
Acquisition of treasury shares, $5.32 per share                              2,500        (13,000)
Stock dividend declared on October 10, 1997                (803,000)
Exercise of common stock options
                                                       ------------        -------   ------------


BALANCE AT JULY 31, 1997                               $  5,842,000        957,500   $   (964,000)
                                                       ============        =======   ============

                        See notes to financial statements

                         NATIONAL HOME HEALTH CARE CORP.

                      Consolidated Statements of Cash Flows

                                                                                             Year Ended July 31,
                                                                                   -----------------------------------------
                                                                                       1997           1996           1995
                                                                                   -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                                     $ 1,856,000    $ 3,357,000    $ 1,426,000
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                                                355,000        454,000        329,000
          Settlement for state income taxes                                                                         (300,000)
          Provision for doubtful accounts                                                             123,000        173,000
          Deferred tax                                                                (133,000)       410,000        120,000
          Gain on subsidiary's stock offering                                                      (1,548,000)
          Loss from equity investee                                                    612,000         10,000
          Changes in:
             Accounts receivable                                                       323,000       (544,000)      (688,000)
             Prepaid expenses and other assets                                          27,000        (65,000)      (130,000)
             Accounts payable, accrued expenses
                and other liabilities                                                   16,000       (337,000)        13,000
             Income taxes receivable/payable                                           225,000        207,000      2,553,000
             Estimated third-party payor settlements                                  (883,000)    (1,001,000)
                                                                                   -----------    -----------    -----------

                Net cash provided by operating activities                            2,398,000      1,066,000      3,496,000
                                                                                   -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of furniture, equipment and leasehold
       improvements                                                                   (134,000)      (172,000)       (94,000)
    Proceeds of investments                                                             20,000        285,000      1,000,000
    Purchase of assets of businesses                                                (1,889,000)                     (225,000)
    Purchase of Nurse Care, Inc., net of cash acquired                                             (2,595,000)
                                                                                   -----------    -----------    -----------

                Net cash (used in) provided by investing activities                 (2,003,000)    (2,482,000)       681,000
                                                                                   -----------    -----------    -----------

Cash flows from financing activities:
    Decrease in notes receivable                                                                    1,039,000        243,000
    Purchase of treasury shares                                                        (13,000)                     (208,000)
    Proceeds from exercise of stock options                                             13,000        233,000          8,000
    Cash of subsidiary at date of stock offering                                                     (164,000)
                                                                                   -----------    -----------    -----------

                Net cash provided by financing activities                                - 0 -      1,108,000         43,000
                                                                                   -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   395,000       (308,000)     4,220,000
Cash and cash equivalents - beginning of year                                        8,929,000      9,237,000      5,017,000
                                                                                   -----------    -----------    -----------

Cash and cash equivalents - end of year                                            $ 9,324,000    $ 8,929,000    $ 9,237,000
                                                                                   ===========    ===========    ===========

Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
       Interest                                                                    $    11,000    $    14,000    $    13,000
       Taxes                                                                       $ 1,584,000    $ 1,677,000    $   618,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES - SEE NOTES 5 AND 6.

                        See notes to financial statements

                        NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACQUISITION

NATURE OF BUSINESS:

National Home Health Care Corp. and subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized therapies. Up until May 1996, the Company was also engaged as a provider of outpatient medical services, see Note 5.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of National Home Health Care Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. During the fourth quarter of fiscal 1996, the Company's interest in its previously wholly owned subsidiary, which provided outpatient medical services, was reduced to 37.6%. Accordingly, the Company began accounting for this entity using the equity method.

REVENUE RECOGNITION:

Net patient revenue is recorded at the estimated net realizable amount from third-party payors and patients.

Under Medicare and Medicaid cost reimbursement programs, the Company is reimbursed for services rendered to covered patients. Revenues derived form these programs are based in part, on cost reimbursement principles and are subject to examination and retroactive adjustment. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for any potential adjustments. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

Approximately 39%, 39% and 13% of net patient revenue for the fiscal years ended July 31, 1997, 1996 and 1995, respectively, were derived under federal and state third-party reimbursement programs.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESS ACQUIRED:

The excess of cost over the fair value of net assets acquired (goodwill) is being amortized over a period of 20 to 40 years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

                         NATIONAL HOME HEALTH CARE CORP.


NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995

EARNINGS (LOSS) PER COMMON SHARE:

Earnings (loss) per common share are computed using the weighted average number of common shares and dilutive common stock equivalents (options) outstanding during each period after giving retroactive effect to the stock dividend declared in October 1997. During the three years ended July 31, 1997, the options were not materially dilutive. The number of shares used in the calculation of earnings (loss) per share are 5,250,242 for the year ended July 31, 1997, 5,186,985 for the year ended July 31, 1996 and 5,202,144 for the year ended July 31, 1995.

INVESTMENTS:

The Company's investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that, except for debt securities classified as "held-to-maturity securities", investments in debt and equity securities be reported at fair value.

Investment securities available for sale at July 31, 1997 and 1996 are summarized as follows:


                                                            1997       1996
                                                               Amortized
                                                                Cost (1)
                                                          --------   --------
Floating rate debentures issued by New York State,
     maturing in one to five years                        $160,000   $160,000
Floating rate debentures issued by New York State,
     maturing in five to ten years                         160,000    170,000
Floating rate debentures issued by New York State,
     maturing after ten years                              170,000    180,000
Other                                                       18,000     18,000
                                                          --------   --------
                                                          $508,000   $528,000
                                                          ========   ========


(1) Amortized cost approximates market value. Accordingly, there is no unrealized holding gain or loss.

                         NATIONAL HOME HEALTH CARE CORP.


NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS:

Certain items in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In March 1995 and October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for the Long Lived Assets to be Disposed of", and Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", respectively. The Company adopted SFAS 121 and SFAS 123 in fiscal 1997. Adoption did not have a material impact on its financial statements. The Company will continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosures in conformity with the fair values based method of SFAS 123.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for financial statements issued for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company believes adoption of SFAS 128 will not have a material impact on its financial statements.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to goodwill, depreciable assets and valuation reserves for accounts receivable and deferred tax assets.

                         NATIONAL HOME HEALTH CARE CORP.


NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

WORKERS COMPENSATION:

The Company self-insures up to specified limits certain risks related to workers' compensation liability. The estimated costs of existing and future claims under the insurance program are accrued as incidents occur based upon historical loss development trends and may be subsequently revised based on developments relating to such claims.

STOCK DIVIDEND:

On October 21, 1996, the Company's Board of Directors declared a 6% stock dividend payable on December 4, 1996 for shareholders of record as of November 8, 1996. A total of 288,414 shares of common stock were issued in connection with the dividend. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

On October 10, 1997, the Company's Board of Directors declared a 3% stock dividend payable on December 8, 1997 for shareholders of record as of November 6, 1997. A total of 153,025 shares of common stock will be issued in connection with the dividend. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 2 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:


                                                                  July 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
Equipment, furniture and fixtures                          $753,000     $614,000
Leasehold improvements                                      159,000      130,000
                                                           --------     --------
                                                            912,000      744,000

Less accumulated depreciation and amortization              534,000      425,000
                                                           --------     --------

    Balance                                                $378,000     $319,000
                                                           ========     ========


The net book value of furniture and equipment held under capital leases was $-0-and $20,000 at July 31, 1997 and July 31, 1996, respectively. Depreciation expense includes depreciation on assets held under capital leases.


NOTE 3 - EXCESS OF COST OVER FAIR VALUE

Changes in the excess of cost over fair value of net assets of businesses acquired during the three years ended July 31, 1997 are as follows:

                                                                     Year Ended
                                                                      July 31,
                                                    -----------------------------------------
                                                        1997           1996           1995
                                                    -----------    -----------    -----------
Balance - beginning of year                         $ 2,557,000    $ 1,036,000    $ 1,073,000
Consideration for acquisition                           929,000      2,049,000
Reduction from subsidiary stock offering (Note 5)                     (392,000)
Amortization                                           (136,000)      (136,000)       (37,000)
                                                    -----------    -----------    -----------

Balance - end of year                               $ 3,350,000    $ 2,557,000    $ 1,036,000
                                                    ===========    ===========    ===========

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 4 - OTHER INTANGIBLE ASSETS

Other intangible assets are as follows:


                                                                July 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
            Covenants not to compete                    $  775,000   $  400,000
            Personnel files                                678,000      478,000
            Patient files                                  352,000        2,000
                                                        ----------   ----------

                                                         1,805,000      880,000

            Less accumulated amortization                  858,000      748,000
                                                        ----------   ----------

                                                        $  947,000   $  132,000
                                                        ==========   ==========

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 4 - OTHER INTANGIBLE ASSETS  (CONTINUED)

Other  intangible  assets  increased  during  fiscal 1997 as a result of certain acquisitions  and  decreased  during  fiscal 1996 as a result of the  subsidiary stock offering. Other intangible assets are being amortized using the straight-line method over a period of 3 to 10 years.


NOTE 5 - SUBSIDIARY STOCK OFFERING

In January 1996, the outpatient medical service business of the Company was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly-formed, wholly owned subsidiary of the Company. The Company reduced its ownership percentage of SunStar to 37.6% through a public offering of 1,495,000 shares at a price of $5.00 per share, aggregating approximately $6,083,000, net of expenses. Subsequent to the offering, the Company is accounting for its investment in SunStar using the equity method of accounting. In connection with SunStar's public stock offering, the Company recorded a gain before tax of $1,548,000 representing the net increase in book value of the Company's investment in SunStar at that date. Deferred income taxes of $524,000 have been provided on the gain.

Summarized financial data of SunStar for the years ended July 31 are as follows:


                                                     1997           1996
                                                 -----------    -----------
      Total current assets                       $ 5,105,000    $ 6,403,000
      Total assets                                 6,371,000      7,499,000
      Total current liabilities                      881,000        505,000
      Total liabilities                              989,000        522,000
      Total revenues                               4,729,000      5,080,000
      Net (loss)                                  (1,631,000)      (222,000)
      Market value of the Company's investment     4,500,000*     4,233,000*

-------------
* The market value of the Company's investment is based on quoted market prices and does not necessarily represent the amount that may be realized upon disposition of the investment.

NOTE 6 - ACQUISITIONS

On March 25, 1997, the Company acquired certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, for approximately $677,000, including acquisition costs of $27,000. The assets purchased consisted of personnel files of $100,000, patient files of $50,000, furniture and equipment of $10,000, covenants not to compete of $200,000 and goodwill of $317,000.

On May 29, 1997, the Company acquired certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., for approximately $1,212,000, including acquisition costs of $77,000. The assets purchased consisted of personnel files of $100,000, patient files of $300,000, furniture and equipment of $25,000, covenant not to compete of $175,000 and goodwill of $612,000.

The above acquisitions have been accounted for utilizing purchase accounting principles. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

Had the operations of the above acquisitions been acquired on August 1, 1995, there would have been no material effect on the consolidated operations of the Company for the years ended July 31, 1997 and July 31, 1996.

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995

NOTE 6 - ACQUISITIONS - (CONTINUED)

On August 4, 1995, the Company acquired all of the outstanding common shares of Nurse Care, Inc., the parent company of New England Home Care, Inc. ("New England"). New England is a licensed and Medicare certified home health care agency providing services in Fairfield and New Haven counties in the State of Connecticut. The purchase price of $3,150,000 was generated from internal funds. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired, $2,049,000, was allocated to goodwill.

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


                     Net patient revenue      $ 40,547,000
                     Operating expenses        (37,777,000)

                     Income from operations   $  2,770,000
                                              ============

                     Net income               $  1,632,000
                                              ============

                     Net income per share         $    .34
                                                  ========

In March 1995, the Company purchased certain assets of a company engaged in home health care services for an aggregate purchase price of $250,000. The acquisition was accounted for as a purchase; $25,000 was allocated to furniture and equipment, $200,000 to a covenant not to compete and $25,000 to personnel files. Had the operations of the company been acquired as of August 1, 1994, there would have been no material effect on the consolidated operations of the Company for the year ended July 31, 1995.


NOTE 7 -  INCOME TAXES

The provision for income taxes is summarized as follows:


                                                     Year Ended
                                                      July 31,
                                  ----------------------------------------------
                                      1997              1996             1995
                                  -----------       -----------      -----------
Current:
    Federal                       $ 1,156,000       $ 1,340,000      $   515,000
    State and local                   255,000           109,000          491,000
                                  -----------       -----------      -----------
                                    1,411,000         1,449,000        1,006,000
Deferred                             (133,000)          410,000          120,000
                                  -----------       -----------      -----------

                                  $ 1,278,000       $ 1,859,000      $ 1,126,000
                                  ===========       ===========      ===========

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 7 -  INCOME TAXES  (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expense (benefit) are as follows:


                                                          Year Ended
                                                           July 31,
                                             -----------------------------------
                                                1997         1996         1995
                                             ---------    ---------    ---------
Loss from equity investee                    $(208,000)
State tax net operating loss carryforwards      75,000    $(114,000)   $ 120,000
Tax on gain from sale of subsidiary stock                   524,000
                                             ---------    ---------    ---------

                                             $(133,000)   $ 410,000    $ 120,000
                                             =========    =========    =========


The deferred tax assets and liabilities are as follows:

                                                         July 31,
                                          -----------------------------------------
                                                1997                  1996
                                          -------------------   -------------------
                                          Assets  Liabilities   Assets  Liabilities
                                          ------  -----------   ------  -----------
Accrued liability and reserves           $191,000       --     $190,000       --
State net operating loss carryforwards     39,000       --      114,000       --
Investment in unconsolidated investee        --     $316,000       --     $524,000
                                         --------   --------   --------   --------
                                          230,000    316,000    304,000    524,000
Valuation allowance                         - 0 -       --        - 0 -       --
                                         --------   --------   --------   --------
                                         $230,000   $316,000   $304,000   $524,000
                                         ========   ========   ========   ========


One subsidiary of the Company has incurred losses which can be used to offset state taxable income through 2012. At July 31, 1997 total net operating loss carryforward as applicable to Connecticut amounted to approximately $550,000.

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995

NOTE 7 - INCOME TAXES (CONTINUED)

The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 1997 is as follows:


                                                    1997    1996    1995
                                                    ----    ----    ----
Statutory rate                                       34%     34%     34%
State and local taxes (net of federal tax effect)     5       1      12
Federal tax credit                                   (2)             (5)
Other                                                 4       1       3
                                                    ---     ---     ---

Effective rate                                       41%     36%     44%
                                                    ===     ===     ===


NOTE 8 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Most of the Company's business is with customers who are in the health care industry and with governmental agencies.

The Company provides temporary health care personnel to in-home patients in the New York City metropolitan area and State of Connecticut. Credit losses relating to customers historically have been minimal and within management's expectations.

At July 31, 1997, the Company maintained approximately 49% of its cash and cash equivalents with one financial institution.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenues approximating $13,610,000, $15,211,000 and $3,125,000 for the years ended July 31, 1997, July 31, 1996 and July 31, 1995, respectively. The Company also received net patient revenues of approximately $7,624,000, $9,275,000 and $9,933,000 for the years ended July 31, 1997, July
31, 1996 and July 31, 1995, respectively, from a private company. At July 31, 1997, the Company had an aggregate outstanding receivable from the federal and state reimbursement programs of $2,206,000 and an outstanding receivable of $1,989,000 from the private company.


NOTE 9 - STOCK OPTION PLAN

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

At July 31, 1997, 432,868 shares of the Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 9 - STOCK OPTION PLAN (CONTINUED)

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the adjustment to the Company's net income and earnings per share would not be material.

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 9 - STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Company's stock options as of July 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                        1997                      1996                    1995
                               ---------------------      -------------------      -----------------
                                            Weighted-                 Weighted-              Weighted-
                                             Average                   Average                Average
                                            Exercise                   Exercise               Exercise
                Options        Shares         Price        Shares       Price      Shares      Price
               ---------       -------       -------       ------      -------     ------     ------
Outstanding at beginning of
    year                       203,982       $2.85(1)      295,502    $2.77        300,502    $3.22
Granted                                                     12,000    $6.25        286,502    $2.69
Exercised                      (5,300)       $2.47         (88,832)   $2.63         (3,000)   $2.63
Forfeited                                                  (26,234)   $2.91       (288,502)   $2.72
                               -------                    --------                --------
Outstanding at end of year     198,682       $2.86         192,436    $3.03        295,502    $2.77
Options exercisable at
    year-end                   198,682       $2.86         192,436    $3.03        295,502    $2.77
Weighted-average fair value
    of options granted during
    the year                                                          $2.53


(1)  Adjusted for 6% stock dividend declared in October 1996.

The following table summarizes information about stock options outstanding at July 31, 1997:


                                  Options Outstanding and Exercisable
                                  -----------------------------------
                            Shares           Weighted-          Weighted -
                          Outstanding          Average            Average
     Range                    at             Remaining           Exercise
Exercise Prices          July 31, 1997    Contractual Life         Price
---------------          -------------    -----------------    ------------
$2.47 - $2.71                175,362           2 years             $2.58
$3.88                         10,600           5 years             $3.88
$5.88                        12,720            9 years             $5.88
                           ---------           -------             -----
                             198,682           3 years             $2.86

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

[a] Effective April 1, 1997 the Company amended and restated the Company's Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the new plan, employees may contribute up to 15% of their salary into the plan, limited to the maximum amount allowable under federal tax regulations. The Company will match 100% of employees contributions; provided, that in no event shall the matching contributions on behalf of any employee exceed 2.5% of each employee's compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for each of the years ended July 31, 1997, July 31, 1996 and July 31, 1995 were $135,000,$122,000 and
      $59,000, respectively.

[b] The Company has an employment agreement with an officer which expires in April 1998. The aggregate commitment for future salary, excluding bonuses, under the agreement is $213,750. The agreement also provides for increases based on increases in the consumer price index and additional compensation of up to $150,000 based on 5% of pre-tax income, as defined, in excess of $3,000,000.

[c] The Company rents various office facilities through 2000 under the terms of several lease agreements which include escalation clauses.

      At July 31, 1997, minimum annual rental commitments under noncancellable operating leases are as follows:


                     Year Ending
                      July 31,
                      --------
                        1998                   $326,000
                        1999                    156,000
                        2000                     80,000
                                               --------
                                               $562,000
                                               ========

      Rent expense for the years ended July 31, 1997, July 31, 1996 and July 31, 1995 was approximately $435,000, $655,000 and $584,000, respectively.

      One lease is with a company controlled by the Company's Chief Executive Officer. Rent expense under such lease approximates $123,000 per year.

[d] The Company has a line of credit with its bank totalling $2,000,000. Advances against the line are to be collateralized by the assets of the Company. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 30, 1998 . At July 31, 1997, there were no outstanding balances under either line of credit.


NOTE 11 - SEGMENT INFORMATION

The Company's operations are in home health care services and, through May 1996, outpatient medical services. Home health care services are performed in the New York metropolitan area and in the State of Connecticut. Outpatient medical services were performed in Brevard and Volusia County, Florida. Subsequent to the Company's sale of its majority

                         NATIONAL HOME HEALTH CARE CORP.

NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


ownership in SunStar Healthcare, Inc., during the fourth quarter of fiscal 1996, such operations are not consolidated and, accordingly, are not included in the following segment information.

                         NATIONAL HOME HEALTH CARE CORP.


NOTES TO FINANCIAL STATEMENTS
July 31, 1997, 1996 and 1995


NOTE 11 - SEGMENT INFORMATION  (CONTINUED)

Revenue, operating expenses and income from operations pertaining to the Company's operations are as follows:


                                                       Year Ended
                                                        July 31,
                                         ---------------------------------------
                                             1997          1996          1995
                                         -----------   -----------   -----------
Net patient revenue:
    Home health care services            $35,070,000   $35,137,000   $19,428,000
    Outpatient medical services                          3,693,000     5,128,000
                                         -----------   -----------   -----------
                                          35,070,000    38,830,000    24,556,000
                                         -----------   -----------   -----------
Operating expenses:
    Home health care services             31,720,000    31,968,000    17,379,000
    Outpatient medical services                          3,596,000     5,035,000
                                         -----------   -----------   -----------
                                          31,720,000    35,564,000    22,414,000
                                         -----------   -----------   -----------
Income from operations:
    Home health care services              3,350,000     3,241,000     2,049,000
    Outpatient medical services                             25,000        93,000
                                         -----------   -----------   -----------

                                         $ 3,350,000   $ 3,266,000   $ 2,142,000
                                         ===========   ===========   ===========

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



Board of Directors and Stockholders
National Home Health Care Corp.
New York, New York


The audits referred to in our report dated September 26, 1997 on the consolidated financial statements of National Home Health Care Corp. and subsidiaries, which appears in Part II, also included Schedule II for each of the years in the three-year period ended July 31, 1997. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulation of the Securities and Exchange Commission.



/s/  Richard A. Eisner & Company, LLP

New York, New York
September 26, 1997

                         NATIONAL HOME HEALTH CARE CORP.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS



                COLUMN A                                   COLUMN B               COLUMN C             COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Additions
                                                                          -------------------------
                                                                               (1)        (2)
                                                            Balance       -------------------------
                                                               at                       Charged to                    Balance
                                                           beginning      Charged to      other                         at
                                                               of          costs and    accounts -   Deductions -     end of
                                                             period        expenses      describe      describe       period
----------------------------------------------------------------------------------------------------------------------------------
Description
  Year ended July 31, 1997:
    Reserve and allowance deducted from asset account
     and allowance for uncollectible accounts             $  414,000                                  $   (87,000) (1) $ 327,000
                                                          ==========                                  ===========      ========
  Year ended July 31, 1996:
    Reserve and allowance deducted from asset account
     and allowance for uncollectible accounts             $  439,000  (2)   $ 123,000                 $  (148,000) (1) $ 414,000
                                                          ==========        =========                 ===========      ========
  Year ended July 31, 1995:
    Reserve and allowance deducted from asset account
     and allowance for uncollectible accounts             $   84,000        $ 173,000                 $  (158,000) (1) $  99,000
                                                          ==========        =========                 ===========      =========
(1)  Represents actual write-offs.
(2)  Includes $340,000 acquired in acquisition of Nurse Care, Inc.








See accompanying notes to financial statements

Exhibit                                                                    Page
Number                           Document                                 Number
------                           --------                                 ------

3.1       Certificate of Incorporation (1)
3.2       Certificate of Amendment to Certificate of Incorporation (2)
3.3       By-laws (1)
10.1      1992 Stock Option Plan (3)
10.2      Incentive Stock Option Plan (3)
10.3 Agreement dated January 1, 1994 between Allen Health Care Services and VNS Home Care (4)
10.4 Employment Agreement dated August 1993 between the Registrant and Steven Fialkow (3)
10.5 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Steven Fialkow (8)
10.6 Employment Agreement dated as of July 1, 1996 between the Registrant and Robert P. Heller (8)
10.7 Employment Agreement dated August 1993 between the Registrant and Richard Garofalo (3)
10.8 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Richard Garofalo (8)
10.9 Employment Agreement dated August 1993 between the Registrant and Thomas Smith (3)
10.10 First Amendment dated as of July 1, 1996 to Employment Agreement dated August 1993 between the Registrant and Thomas Smith (8)
10.11 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. (5)
10.12 Agreement between Nassau County Department of Social Services and Allen Health Care Services (2)
10.13 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. (4)

Exhibit                                                                    Page
Number                           Document                                 Number
------                           --------                                 ------

10.14 Letter Agreement dated March 15, 1995 securing a line of credit from the Bank of New York (7)
10.15 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services (2)
10.16 Letter from Joint Commission on Accreditation of Healthcare Organizations awarding accreditation to Allen Health Care,
          dated September 20, 1993                  (3)
10.17     1993 401(k) Plan, as amended on April 1, 1997.
10.18     Letter Agreement between National HMO (New York),
          Inc. and Boro Medical, P.C. dated November 12, 1993 (3)
10.19     Asset Purchase Agreement among National HMO (New
          York), Inc., National HMO Corp. of Elizabeth, Inc., Boro Medical, P.C. and Boro Health Care of Union, P.C. dated April 30, 1994 (4)
10.20 Agreement for the Purchase of the Stock of Nurse Care, Inc. and Related Transactions (6)
10.21     Employment Agreement dated as of August 1, 1995 between
          New England and Aileen O'Connell (6)
10.22 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. (9)
10.23 Letter Agreement dated February 20, 1997 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. (9)
10.24 Asset Purchase Agreement dated December 24, 1996 by and between Health Acquisition Corp. and C.J. Home Care, d/b/a Garden City Home Care. (9)
10.25     Asset Purchase Agreement dated February 19, 1997 among
          Home Health Aides, Inc., H.H.A. Aides, Inc., and Health Acquisition Corp. d/b/a Allen Health Care Services. (10)
21.1      List of Subsidiaries

Exhibit                                                                    Page
Number                           Document                                 Number
------                           --------                                 ------

23.1      Consent of Richard A. Eisner & Co., LLP
23.2      Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule

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

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.