Form 10-Q
period 1997-10-31
NATIONAL HOME HEALTH CARE CORP
filed 1997-12-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1997

                                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to  _________________


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 15, 1997 was 5,251,846.

                        NATIONAL HOME HEALTH CARE CORP.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1997



PART I.        FINANCIAL INFORMATION                                        Page

Item 1.        Financial Statements


               Consolidated Balance Sheets as of October 31, 1997
                    and July 31, 1997 (Unaudited)                            3-4

               Consolidated Statements of Operations for the three
                    months ended October 31, 1997 and
                    October 31, 1996 (Unaudited)                               5

               Consolidated Statements of Cash Flows for the three
                    months  ended October 31, 1997 and
                    October 31, 1996 (Unaudited)                               6

               Notes to Consolidated Financial Statements                    7-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-12

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                    14

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                                       October 31,     July 31,
                                                          1997          1997
                                                       -----------   -----------
ASSETS

Current assets:
     Cash and cash equivalents                         $ 9,551,000   $ 9,324,000
     Investments                                           508,000       508,000
     Accounts receivable -
           less allowance for doubtful accounts of
           $310,000 at October 31, 1997 and
           $327,000 at July 31, 1997                     8,725,000     8,176,000
     Prepaid expenses and other assets                     110,000       163,000
     Deferred taxes                                        230,000       230,000
                                                       -----------   -----------

           Total current assets                         19,124,000    18,401,000

Furniture, equipment and leasehold
     improvements, net                                     376,000       378,000
Excess of cost over fair value of net assets of
     businesses acquired, net                            3,307,000     3,350,000
Other intangible assets, net                               896,000       947,000
Deposits and other assets                                  137,000       138,000
Investment in unconsolidated investee                    1,663,000     2,010,000
                                                       -----------   -----------
          TOTAL                                        $25,503,000   $25,224,000
                                                       ===========   ===========


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                                        October 31,       July 31,
                                                            1997            1997
                                                        ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses              $  1,009,000    $  1,331,000
     Income taxes payable                                    385,000          22,000
     Estimated third-party payor settlements                 226,000         195,000
                                                        ------------    ------------

           Total current liabilities                       1,620,000       1,548,000
                                                        ------------    ------------

Deferred tax liability                                       198,000         316,000
                                                        ------------    ------------

           Total liabilities                               1,818,000       1,864,000
                                                        ------------    ------------

Stockholders' equity:
     Common stock, $.001 par value: authorized
     20,000,000 shares, issued 6,228,746 and
     6,208,646 shares                                          6,000           6,000
     Additional paid-in capital                           18,525,000      18,476,000
     Retained earnings                                     6,221,000       5,842,000
                                                        ------------    ------------
                                                          24,752,000      24,324,000

     Less treasury stock (977,900 and 957,500 shares)
     - at cost                                            (1,067,000)       (964,000)
                                                        ------------    ------------

           Total stockholders' equity                     23,685,000      23,360,000
                                                        ------------    ------------

                   TOTAL                                $ 25,503,000    $ 25,224,000
                                                        ============    ============


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                          For the three months ended October 31,
                                          --------------------------------------
                                                       1997             1996
                                               ---------------------------------


Net patient revenue                                $ 9,101,000      $ 8,686,000
                                                   -----------      -----------

Operating expenses:
     Cost of revenue                                 5,891,000        5,691,000
     General and administrative                      2,222,000        2,069,000
     Amortization of intangibles                        93,000           48,000
                                                   -----------      -----------

           Total operating expenses                  8,206,000        7,808,000
                                                   -----------      -----------

Income from operations                                 895,000          878,000

Other income:
     Interest income                                   140,000          105,000
     (Loss) from equity investee                      (347,000)         (30,000)
                                                   -----------      -----------

Income before taxes                                    688,000          953,000

Provision for income taxes                             309,000          415,000
                                                   -----------      -----------

NET INCOME                                             379,000          538,000
                                                   ===========      ===========

Net income per share of common stock                      0.07             0.10
                                                   ===========      ===========
Weighted average shares outstanding                  5,250,319        5,248,346




See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                           For the three months ended October 31,
                                                           --------------------------------------
                                                                    1997           1996
                                                                -----------    -----------
Cash flows from operating activities:
     Net income                                                 $   379,000    $   538,000
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                              119,000         76,000
         Provisions for doubtful accounts                            15,000           --
         Loss from equity investee                                  347,000         30,000
         Deferred tax                                              (118,000)        58,000
         Changes in:
             Accounts receivable                                   (564,000)       352,000
             Prepaid expenses and other assets                       54,000         48,000
             Accounts payable, accrued expenses and other
                    liabilities                                    (322,000)      (123,000)
             Income taxes receivable/payable                        363,000        134,000
             Estimated third party payor settlements                 31,000       (294,000)
                                                                -----------    -----------
                    Net cash provided by operating activities       304,000        819,000
                                                                -----------    -----------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold
     improvements                                                   (23,000)       (80,000)
                                                                -----------    -----------
                    Net cash (used in) investing activities         (23,000)       (80,000)
                                                                -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                         49,000           --
     Purchase of treasury shares                                   (103,000)          --
                                                                -----------    -----------
                    Net cash (used in) financing activities         (54,000)          --
                                                                -----------    -----------

Net increase in cash and cash equivalents                           227,000        739,000

Cash and cash equivalents - beginning of period                   9,324,000      8,929,000
                                                                -----------    -----------

Cash and cash equivalents-end of period                         $ 9,551,000    $ 9,668,000
                                                                ===========    ===========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
         Taxes                                                  $    83,000    $   395,000
         Interest                                                     1,000           --


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

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


NOTE 3 - ACQUISITIONS

           On March 25, 1997, the Company, through its wholly-owned subsidiary Health Acquisition Corp., acquired, for $672,000 in cash, including acquisition costs of $22,000, certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a New York licensed home health care company which provides home care services in Nassau County, New York.

           On May 29, 1997, the Company, through its wholly-owned subsidiary Health Acquisition Corp., acquired, for $1,213,000 in cash, including acquisition costs of approximately $77,000, certain assets of Home Health Aides, Inc. and H.H.A. Aids, Inc., two licensed home health care companies which provide home care services in both Nassau and Suffolk Counties, New York.

NOTE 4 - STOCK DIVIDEND

           On October 10, 1997, the Company's Board of Directors declared a 3% stock dividend payable on December 8, 1997 for shareholders of record as of November 6, 1997. A total of 153,025 shares of common were issued in connection with the dividend. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Medicare Reimbursement
----------------------

           The Balanced Budget Act of 1997 ("the Act"), which was signed into law on August 5, 1997 contains many sweeping changes to Medicare home health reimbursement and coverage. Under the Act, for cost reporting period beginning on or after October 1, 1997, Medicare providers will be reimbursed under an interim payment system for a two-year period prior to the implementation of a prospective payment system. Under the interim payment system, home health care providers will be reimbursed the lower of (i) actual costs, (ii) cost per visit limits, or (iii) an aggregate per beneficiary limit based on a blending of agency-specific costs and a census region costs for cost reporting periods ending during fiscal 1994. The prospective payment system calls for payments to Medicare providers for cost reporting periods on or after October 1, 1999 in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services. The foregoing is a summary of certain of the reimbursement provisions of the Act, to which reference is made for a more complete understanding thereof.

           The Company will be reimbursed under the interim payment system effective July 1, 1998. The Company is currently analyzing the impact of the Act on its operations, liquidity and cash flows and formulating plans to minimize the Act's negative impact. The Company's future operating results could differ materially from results previously achieved or previously projected in forward looking statements made by, or on behalf of, the Company.

Results of Operations and Effects of Inflation
----------------------------------------------

           Net patient revenue increased approximately $415,000 or 4.8% to $9,101,000 for the three months ended October 31, 1997 from $8,636,000 for the three months ended October 31, 1996. Revenues from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $985,000 or 20% to $5,907,000 for the three months ended October 31, 1997 from $4,922,000 for the three months ended October 31, 1996. This increase is attributable to the acquisitions that the Company completed in March and May of 1997. Revenues from New England Home Care, Inc., the subsidiary that is Medicare certified and licensed in the State of Connecticut decreased approximately $596,000 or 20% to $2,395,000 for the three months ended October 31, 1997 from $2,991,000 for the three months ended October 31, 1996. This decrease is primarily attributable to a decrease in Medicare visits. Revenues from Nurse Care, Inc., the licensed home health care subsidiary in the State of Connecticut increased 3.3% to $799,000 for the three months ended October 31, 1997 from $773,000 for the three months ended October 31, 1996.

           Cost of revenue as a percentage of net patient revenue decreased to 64.7% for the three months ended October 31, 1997 from 65.5% for the three months ended October 31, 1996. This decrease is attributable to the increase in revenues derived from the Company's New York operations, which generate higher operating margins.

           General and administrative expenses increased $153,000 or 7% to $2,222,000 for the three months ended October 31, 1997 from $2,069,000 for the three months ended October 31, 1996. This increase is primarily attributable to the increase in administrative salaries and expenses in connection with the acquisitions made by Health Acquisition Corp. As a percentage of revenue, general and administrative expenses remained at 24% for both comparable periods.

           Amortization of intangibles increased $45,000 to $93,000 for the three months ended October 31, 1997 from $48,000 for the three months ended October 31, 1996. This increase is attributable to the acquisitions made by Health Acquisition Corp.

           Interest income increased $35,000 or 33% to $140,000 for the three months ended October 31, 1997 from $105,000 for the three months ended October 31, 1996. This increase is attributable to increased short-term investment yields obtained by the Company and improved cash management.

           The loss from equity investee increased $(317,000) to $(347,000) for the three months ended October 31, 1997 as compared to a loss from equity investee of $(30,000) for the three months ended October 31, 1996. The loss from equity investee represents the Company's share of the SunStar net loss for the respective periods.

           As a result of the foregoing, net income for the three months ended October 31, 1997 was $379,000, or $.07 per share, as compared to a net income of $538,000, or $.10 per share, for the three months ended October 31, 1996.

           The rate of inflation had no material effect on operations for the three months ended October 31, 1997.

Financial Conditions and Capital Resources
------------------------------------------

           Current assets increased to approximately $19,124,000 and current liabilities increased to $1,620,000, respectively, at October 31, 1997. These results increased working capital by $651,000 from $16,853,000 at July 31, 1997 to $17,504,000 at October 31, 1997. Cash and cash equivalents at October 31, 1997 was $9,551,000 as compared with $9,324,000 at July 31, 1997.

           The Company provided net cash from operating activities of $304,000 for the three months ended October 31, 1997 as compared to net cash provided by operating activities of $819,000 for the three months ended October 31, 1996. The decrease in operating cash flow is primarily attributable to the increase in accounts receivable of $549,000 for the three months ended October 31, 1997 as compared to a decrease of $352,000 for the three months ended October 31, 1996. The increase in accounts receivable is the result of the Company's current Medicare reimbursement rate being below actual costs of services being provided, principally due to a decrease in the number of Medicare visits. Historically, the Company has financed its working capital requirements through cash flow from operating activities. Net cash used in investing activities for the three months ended October 31, 1997 and 1996 reflects the purchase of equipment. Net cash used in financing activities for the three months ended October 31, 1997 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options. For the three months ended October 31, 1996, the Company had no financing cash flow activities.

           The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the subsidiary's line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Each credit facility bears interest at the alternate base commercial lending rate of the bank and expires January 30, 1998. At October 31, 1997, there were no outstanding balances under either line of credit.

           The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow and available lines of credit. The Company believes that its current cash balances will also allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

           In July 1997, the Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $1,000,000 of its Common Stock. The buyback program will be financed out of existing cash balances. To date, the Company has repurchased shares at a total cost of approximately $117,000 under the stock repurchase program.

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


                                         National Home Health Care Corp.



Date:  December  15, 1997                 /s/ Robert P. Heller
                                         ---------------------
                                         Robert P. Heller
                                         Vice President of Finance,
                                         (chief financial and
                                          accounting officer)