Form 10-Q
period 1998-01-31
NATIONAL HOME HEALTH CARE CORP
filed 1998-03-16
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1998
                                     ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _____________ to __________________


                         Commission file number 0-12927
                                                -------


                         NATIONAL HOME HEALTH CARE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


        Delaware                                           22-2981141
-------------------------------                --------------------------------
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

-------------------------------------------------------------------------------
Former Name,Former Address and Former Fiscal Year, if Changed Since Last Report.


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

The number of shares of common stock outstanding as of March 13, 1998 was 5,223,164

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1998



PART I.    FINANCIAL INFORMATION                                           Page
                                                                           ----
Item 1.    Financial Statements


           Consolidated Balance Sheets as of January 31, 1998
           and July 31, 1997(unaudited)                                     3-4

           Consolidated  Statements  of  Operations  for the three
           months ended January 31, 1998 and January 31, 1997 and
           six months ended  January 31, 1998 and January 31, 1997
           (unaudited)                                                        5

           Consolidated  Statements of Cash Flows for the six months
           ended January 31, 1998 and January 31, 1997 (unaudited)            6

           Notes to Consolidated Financial Statements                       7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-12

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               13-14

SIGNATURES                                                                   15

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED



                                                January 31, 1998   July 31, 1997
                                                ----------------   -------------

ASSETS

Current assets:
  Cash and cash equivalents                          $  9,341,000   $  9,324,000
  Investments                                             498,000        508,000
  Accounts receivable-less allowance for doubtful
      accounts of $293,000 at January 31, 1998 and
      $327,000 at July 31, 1997                         9,174,000      8,176,000
  Income taxes receivable                                 150,000            ---
  Prepaid expenses and other assets                       151,000        163,000
  Deferred taxes                                          230,000        230,000
                                                          -------        -------

      Total current assets                             19,544,000     18,401,000

Furniture, equipment and leasehold improvements, net      377,000        378,000
Excess of cost over fair value of net assets of
  businesses acquired, net                              3,265,000      3,350,000
Other intangible assets, net                              846,000        947,000
Deposits and other assets                                 138,000        138,000
Investment in unconsolidated investee                   1,099,000      2,010,000
                                                        ---------      ---------
                                                      $25,269,000    $25,224,000
                                                      ===========    ===========
         TOTAL


  (Continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED



                                               January 31, 1998   July 31, 1997
                                               ----------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses         $  1,069,000   $  1,331,000
     Estimated third-party payor settlements            434,000        195,000
     Income taxes payable                               -------         22,000
                                                        -------         ------

         Total current liabilities                    1,503,000      1,548,000

Deferred tax liability                                    6,000        316,000
                                                          -----        -------

         Total liabilities                            1,509,000      1,864,000

Stockholders' equity:
     Common stock, $.001 par value; authorized
         20,000,000 shares, issued 6,228,746 and
         6,208,646 shares                                 6,000          6,000
     Additional paid-in capital                      18,525,000     18,476,000
     Retained earnings                                6,391,000      5,842,000
                                                      ---------      ---------
                                                     24,922,000     24,324,000

Less treasury stock (997,000 and 957,500 shares)
         at cost                                     (1,162,000)      (964,000)
                                                     ----------       --------

         Total stockholders' equity                  23,760,000     23,360,000
                                                     ----------     ----------

                   TOTAL                            $25,269,000    $25,224,000
                                                    ===========    ===========




          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                        For the three months ended     For the six months ended
                                               January 31,                   January 31,
                                               -----------                   -----------
                                           1998          1997           1998           1997
                                           ----          ----           ----           ----


Net patient revenue                    $ 8,802,000   $ 8,692,000     $17,903,000   $ 17,378,000
                                       -----------   -----------     -----------   ------------

Operating expenses:
     Cost of revenue                     5,683,000     5,633,000      11,574,000     11,324,000
     General and administrative          2,290,000     2,119,000       4,512,000      4,188,000
     Amortization of intangibles            94,000        49,000         187,000         97,000
                                            ------        ------         -------         ------

         Total operating expenses        8,067,000     7,801,000      16,273,000     15,609,000
                                         ---------     ---------      ----------     ----------

Income from operations                     735,000       891,000       1,630,000      1,769,000

Other income (loss):
     Interest income                       134,000       103,000         274,000        208,000
     (Loss) from equity investee          (564,000)     (148,000)       (911,000)      (178,000)
                                          --------      --------        --------       --------

Income from operations before taxes        305,000       846,000         993,000      1,799,000

Provision for income taxes                 135,000       353,000         444,000        768,000
                                           -------       -------         -------        -------

NET INCOME                             $   170,000   $   493,000     $   549,000   $  1,031,000
                                       ===========   ===========     ===========   ============

Other data, including per share
information:
Net income available to common
stockholders                           $   170,000   $   493,000     $   549,000   $  1,031,000

Basic earnings per share                    $ 0.03        $ 0.09          $ 0.10         $ 0.20
                                            ======        ======          ======         ======

Basic weighted average shares
outstanding                              5,244,543     5,248,285       5,248,184      5,248,285

Diluted net income available to
common stockholders                    $   170,000   $   493,000     $   549,000   $  1,031,000

Diluted earnings per share                  $ 0.03        $ 0.09          $ 0.10         $ 0.19
                                            ======        ======          ======         ======

Diluted weighted average shares          5,335,166     5,362,565       5,339,232      5,367,151
outstanding

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS AND CASH FLOWS
                                    UNAUDITED



                                                                            For the six months ended
                                                                                   January 31,
                                                                      -------------------------------------
                                                                              1998             1997
                                                                              ----             ----


Cash flows from operating activities:
     Net income                                                         $  549,000       $1,031,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                     237,000          151,000
         Provision for doubtful accounts                                    25,000             ----
         Loss from equity investee                                         911,000          178,000
         Deferred tax                                                     (310,000)          (4,000)
         Changes in:
              Accounts receivable                                       (1,023,000)         265,000
              Prepaid expenses and other assets                             12,000          (79,000)
              Accounts payable, accrued expenses and other liabilities    (262,000)        (312,000)
              Income taxes receivable/payable                             (172,000)        (114,000)
              Estimated third party payor settlements                      239,000         (353,000)
                                                                           -------         --------
                  Net cash provided by operating activities                206,000          763,000
                                                                           -------          -------

Cash flows from investing activities:
     Proceeds of investments                                                10,000           10,000
     Purchase of furniture, equipment and leasehold improvements           (50,000)         (86,000)
                                                                           -------          -------
                  Net cash (used in) investing activities                  (40,000)         (76,000)
                                                                           -------          -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                49,000             ----
     Purchase of treasury shares                                          (198,000)            ----
                                                                          --------             ----
                  Net cash (used in) financing activities                 (149,000)            ----
                                                                          --------             ----

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   17,000          687,000

Cash and cash equivalents-beginning of period                            9,324,000        8,929,000
                                                                         ---------        ---------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                 $9,341,000       $9,616,000
                                                                        ==========       ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
         Taxes                                                          $  946,000       $  957,000
         Interest                                                            1,000            1,000


          See accompanying notes to consolidated financial statements.


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

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

         On May 29, 1997, the Company, through its wholly-owned subsidiary Health Acquisition Corp., acquired, for $1,213,000 in cash, including acquisition costs of approximately $77,000, certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two licensed home health care companies which provide home care services in both Nassau and Suffolk Counties, New York.

NOTE 4 - PER SHARE DATA

          The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the fiscal quarter ended January 31, 1998. The adoption of SFAS 128 did not have a material effect on the Company's earnings per share. Earnings per share and shares of Common Stock outstanding for the three and six months ended January 31, 1997 have been restated for comparative purposes.

         Basic earnings per share. Basic earnings per share is calculated by dividing income available to holders of Common Stock (the basic numerator) by the weighted-average number of shares of Common Stock outstanding (the basic denominator) during the period.

         Diluted earnings per share. Diluted earnings per share is calculated by adjusting the basic numerator to add back potentially issuable shares of Common Stock and for any other changes in income or loss that would result from the assumed conversion or exercise of potentially issuable shares. Additionally, the basic denominator is increased to include the additional number of shares of Common Stock that would have been outstanding if the potentially issuable shares of Common Stock had been issued, if dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants.

         Under SFAS 128, the computation of diluted EPS does not assume the conversion or exercise of securities that have an antidilutive effect on earnings per share (i.e., increase the earnings per share amount or decrease the loss per share amount).

NOTE 5 - MEDICARE REIMBURSEMENT REDUCTIONS

         The Balanced Budget Act of 1997 (the "Act") was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will be reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under the interim payment system, home health care providers will be reimbursed the lower of (i) the actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) an agency-specific per-patient cost limits, based on 98% of 1994 costs adjusted for inflation. The prospective payment system calls for payments to Medicare providers for cost reporting periods on or after October 1, 1999 in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services.

         The new IPS cost limits will apply to the Company's Medicare-certified nursing agency for the cost reporting period beginning July 1, 1998. The Company is currently analyzing the impact of the Act on its operations, liquidity and cash flows and formulating plans to minimize the Act's negative impact. The Company's future operating results could differ materially from results previously achieved or previously projected in forward-looking statements made by or on behalf of the Company.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Effects of Inflation
----------------------------------------------

         For the three months ended January 31, 1998, net patient revenue increased $110,000 or 1.3% to $8,802,000 from $8,692,000 for the three months ended January 31, 1997. Over the periods, net patient revenue from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $847,000 or 17% to $5,823,000 from $4,976,000. This increase is primarily attributable to acquisitions that Health Acquisition Corp. completed in March and May of 1997. Over the periods, net patient revenue from New England Home Care, Inc., the subsidiary that is Medicare certified and licensed in the State of Connecticut, decreased $(785,000) or (26%) to $2,245,000 from $3,030,000. This decrease is primarily attributable to a decline of (49%) in Medicare visits from the corresponding three month period of 1997. The Company's increasing internal audit and compliance with the rules and regulations governing Medicare reimbursement resulted in the decline in both the Company's Medicare patient base as well as its services to existing patients. Over the periods, net patient revenue from Nurse Care, Inc., the licensed home health care subsidiary in the State of Connecticut, increased $48,000 or 7% to $734,000 from $686,000.

         Cost of revenue as a percentage of net patient revenue decreased slightly to 64.5% for the three months ended January 31, 1998 from 64.8% for the three months ended January 31, 1997.

         For the three months ended January 31, 1998, general and administrative expenses increased $171,000 or 8% to $2,290,000 from $2,119,000 for the three months ended January 31, 1997. This increase is primarily attributable to additional administrative salaries and expenses incurred by Health Acquisition Corp. as a result of it's acquisitions in 1997. As a percentage of net patient revenue, general and administrative expenses increased to 26% for the three months ended January 31, 1998 from 24% for the three months ended January 31, 1997. This increase is attributable to the decline in net patient revenue of New England Home Care, Inc., which was not offset by a corresponding decline in general and administrative expenses.

         Amortization of intangibles increased to $94,000 for the three months ended January 31, 1998 from $49,000 for the three months ended January 31, 1997. This increase is attributable to the acquisitions made by Health Acquisition Corp.

         Interest income increased $31,000 or 30% to $134,000 for the three months ended January 31, 1998 from $103,000 for the three months ended January 31, 1997. This increase is attributable to increased short-term investment yields obtained by the Company and better cash management.

         The loss from equity investee increased to $(564,000) for the three months ended January 31, 1998 as compared to a loss from equity investee of $(148,000) for the three months ended January

31, 1997. The loss from equity investee represents the Company's share of the SunStar net loss for the respective periods.

         The Company's effective tax rate increased to approximately 44% for the three months ended January 31, 1998 from 42% for the three months ended January 31, 1997 as the result of the increased loss from equity investee in the current three month period.

         As a result of the foregoing, net income for the three months ended January 31, 1998 was $170,000, or $.03 per diluted share, as compared to a net income of $353,000, or $.09 per diluted share, for the three months ended January 31, 1997. Excluding the loss from equity investee, net income for the three months ended January 31, 1998 was $542,000 or $.10 per diluted share, as compared to $591,000 or $.11 per diluted share for the three months ended January 31, 1997.

         For the six months ended January 31, 1998, net patient revenue increased $525,999 or 3% to $17,903,000 from $17,378,000 for the six months ended January 31, 1997. Over the periods, net patient revenue from Health Acquisition Corp. increased $1,832,000 or 19% to $11,731,000 from $9,899,000.
This increase is explained in the above three-month discussion. Over the periods, net patient revenue from New England Home Care, Inc. decreased ($1,385,000) or (23%) to $4,637,000 from $6,022,000. This decrease is primarily attributable to a decline of (47%) in Medicare visits from the corresponding six month period of 1997. This decrease is explained in the above three-month discussion. Over the periods, net patient revenue from Nurse Care, Inc. increased $75,000 or 5% to $1,524,000 from $1,449,000.

         Cost of revenue as a percentage of net patient revenue decreased to 64.6% for the six months ended January 31, 1998 from 65.2% for the six months ended January 31, 1997.

         For the six months ended January 31, 1998, general and administrative expenses increased $324,000 or 8% to $4,512,000 from $4,188,000 for the six months ended January 31, 1997. Approximately $292,000 or 90% of this increase is attributable to additional administrative salaries and expenses incurred by Health Acquisition Corp. as a result of it's acquisitions in 1997. As a percentage of net patient revenue, general and administrative expenses increased to 25% for the six months ended January 31, 1998 from 24% for the six months ended January 31, 1997. This increase is attributable to the decline in net patient revenue of New England Home Care, Inc., which was not offset by a corresponding decline in general and administrative expenses.

         Amortization of intangibles increased to $90,000 to $187,000 for the six months ended January 31, 1998 from $97,000 for the six months ended January 31, 1997. This increase is attributable to the acquisitions made by Health Acquisition Corp.

         Interest income increased $66,000 or 32% to $274,000 for the six months ended January 31, 1998 from $208,000 for the six months ended January 31, 1997. This increase is attributable to increased short-term investment yields obtained by the Company and better cash management.

         The loss from equity investee increased to $(911,000) for the six months ended January 31, 1998 as compared to a loss from equity investee of $(178,000) for the six months ended January 31, 1997. The loss from equity investee represents the Company's share of the SunStar net loss for the respective periods.

         The Company's effective tax rate increased to approximately 45% for the six months ended January 31, 1998 from 43% for the six months ended January 31, 1997 as the result of the increased loss from equity investee in the current six month period.

         As a result of the foregoing, net income for the six months ended January 31, 1998 was $549,000 or $.10 per diluted share, as compared to a net income of $.19 per diluted share for the six months ended January 31, 1997. Excluding the loss from equity investee, net income for the six months ended January 31, 1998 was $1,150,000 or $.22 per diluted share, as compared to $1,149,000 or $.21 per diluted share for the six months ended January 31, 1997.

         The rate of inflation had no material effect on operations for the six months ended January 31, 1998.

Financial Condition and Capital Resources
-----------------------------------------

         Current assets increased to approximately $19,544,000 and current liabilities decreased to $1,503,000, respectively, at January 31, 1998. These results increased working capital by $1,188,000 from $16,853,000 at July 31, 1997 to $18,041,000 at January 31, 1998. Cash and cash equivalents at January 31, 1997 was $9,341,000 as compared with $9,324,000 at July 31, 1997.

         The Company provided net cash from operating activities of $206,000 for the six months ended January 31, 1998 as compared to net cash provided by operating activities of $763,000 for the six months ended January 31, 1997. The decrease in operating cash flow is primarily attributable to the increase in accounts receivable of $1,023,000 for the six months ended January 31, 1997, offset by the increase in estimated third-party payor settlements of $239,000 for the six months ended January 31, 1998 as compared to the decrease of $353,000 for the six months ended January 31, 1997. The increase in accounts receivable is the result of the Company's current Medicare reimbursement rate not reflecting actual costs of services being provided by New England Home Care, Inc. and a delay in reimbursement for certain Medicaid services provided by Health Acquisition Corp. The Company expects to have these matters resolved in the third fiscal quarter of 1998. Historically, the Company has financed its working capital requirements through cash flow from operating activities. Net cash used in investing activities for the six months ended January 31, 1998 and 1997 reflects the purchase of equipment, reduced by the proceeds of investments. Net cash used in financing activities for the six months ended January 31, 1998 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options. For the six months ended January 31, 1997 the Company had no financing cash flow activities.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured advised line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 1999. At January 31, 1998, there were no outstanding balances under either line of credit.

         The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow from operations and available lines of credit. The Company believes that its current cash balances will also allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

         In July 1997, the Board of Directors authorized a stock repurchase plan authorizing the Company to repurchase up to $1,000,000 of its Common Stock. The buyback program will be financed out of existing cash balances. To date, the Company has repurchased approximately $246,000 under the stock repurchase plan.

PART II.  OTHER INFORMATION

Item 1.    Acquisitions

           On February 25, 1998, the Company entered into an agreement to acquire certain assets of a New York State licensed agency that provides home health care services in Westchester County, New York. The consummation of this proposed acquisition is subject to regulatory and other approvals and conditions. The agency has annual revenues of approximately $5,700,000. The acquisition is expected to be completed by July of 1998.

Item 4.    Submission of Matters to a Vote of Security Holders.

           The annual meeting of shareholders of the Company (the "Meeting") was held on December 8, 1997. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

           At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                              For               Withheld
                                              ---               --------
                  Frederick H. Fialkow     4,559,172               9,083
                  Bernard Levine, M.D.     4,559,172               9,083
                  Steven Fialkow           4,559,172               9,083
                  Ira Greifer, M.D.        4,559,172               9,083
                  Robert C. Pordy, M.D.    4,559,172               9,083


Item 6.    Exhibits and reports on Form 8-K

           (a)    Exhibits:

                  10.1 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.

                  10.2 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.

                  10.3 Employment Agreement dated as of November 1, 1997 between the Company and Frederick H. Fialkow.

                  10.4 Employment Agreement dated as of November 1, 1997 between the Company and Steven Fialkow.

                  10.5 Employment Agreement dated as of November 1, 1997 between the Company and Richard Garafolo.

                  10.6 Employment Agreement dated as of November 1, 1997 between the Company and Robert P. Heller.

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                National Home Health Care Corp.



Date:  March 13, 1998                           /s/ Robert P. Heller
                                                --------------------
                                                Robert P. Heller
                                                Vice President of Finance,
                                                Chief Financial and
                                                Accounting Officer

                                                    Commission File No. 0-12927







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED JANUARY 31, 1998

                         NATIONAL HOME HEALTH CARE CORP.

Exhibit
Number                Document
------                --------

10.1  Letter  Agreement  dated  February  20,  1998  providing a
      Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.

10.2 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.

10.3 Employment Agreement dated as of November 1, 1997 between the Company and Frederick H. Fialkow.

10.4 Employment Agreement dated as of November 1, 1997 between the Company and Steven Fialkow.

10.5 Employment Agreement dated as of November 1, 1997 between the Company and Richard Garafolo.

10.6 Employment Agreement dated as of November 1, 1997 between the Company and Robert P. Heller.

27    Financial Data Schedule.

                                                                   Exhibit 10.1







                              THE BANK OF NEW YORK
            NEW YORK'S FIRST BANK-FOUNDED 1784 BY ALEXANDER HAMILTON
                    8 EAST PARKWAY, SCARSDALE, NEW YORK 10583


February 20, 1998


Mr. Robert P. Heller, Vice President &
Chief Financial Officer
National Home Health Care Corp.
700 White Plains Road, Suite 363
Scarsdale, New York 10583

Dear Bob:

This letter confirms that The Bank of New York (the "Bank") holds available a $2,000,000 secured advised line of credit to National Home Health Care Corp. (the "Borrower").

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

Advances  under the line of credit are subject to the Bank's  satisfaction  with
(i) the specific purpose and expected time and source of repayment of each advance, and (ii) the Borrower's and the guarantors' financial condition, business prospects and operations at the time of each advance. As you know, lines of credit may be cancelled by either party at any time, however, unless cancelled earlier, the line of credit shall be held available until January 31, 1999.

Additionally, all outstanding advances under the line of credit shall be reduced to zero for a period of 30 consecutive days during each twelve (12) month calendar period in which the line of credit is held available.


Very truly yours,

THE BANK OF NEW YORK

/s/ Vito Caraccio
-----------------
Vito Caraccio
Assistant Vice President

                                                                   Exhibit 10.2





                              THE BANK OF NEW YORK
            NEW YORK'S FIRST BANK-FOUNDED 1784 BY ALEXANDER HAMILTON
                   8 EAST PARKWAY, SCARSDALE, NEW YORK 10583



February 20, 1998


Mr. Robert P. Heller, Vice President &
Chief Financial Officer
New England Home Care, Inc.
700 White Plains Road, Suite 363
Scarsdale, New York 10583

Dear Bob:

This letter confirms that The Bank of New York (the "Bank") holds available a $2,000,000 secured advised line of credit to New England Home Care, Inc. (the "Borrower").

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

Advances  under the line of credit are subject to the Bank's  satisfaction  with
(i) the specific purpose and expected time and source of repayment of each advance, and (ii) the Borrower's and the guarantors' financial condition, business prospects and operations at the time of each advance. As you know, lines of credit may be cancelled by either party at any time, however, unless cancelled earlier, the line of credit shall be held available until January 31, 1999.

Additionally, all outstanding advances under the line of credit shall be reduced to zero for a period of 30 consecutive days during each twelve (12) month calendar period in which the line of credit is held available.


Very truly yours,

THE BANK OF NEW YORK

/s/ Vito Caraccio
-----------------
Vito Caraccio
Assistant Vice President

                                                                   Exhibit 10.3





                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT
                    -----------------------------------------

                    This Employment Agreement dated as of November 1, 1997, between National Home Health Care Corp., a Delaware corporation having an address at 700 White Plains Road, Scarsdale, New York 10583 (the "COMPANY"), and Frederick H. Fialkow, an individual having an address at 700 White Plains Road, Scarsdale, New York 10583 ("EMPLOYEE").

                              W I T N E S S E T H :
                              ---------------------

                    WHEREAS, the Company desires that Employee be employed by it and render services to it, and Employee is willing to be so employed and to render such services to the Company, all upon the terms and subject to the conditions contained herein.

                    NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

                    1. EMPLOYMENT. Subject to and upon the terms and conditions contained in this Agreement, the Company hereby agrees to employ Employee and Employee agrees to enter the employ of the Company, for the period set forth in Paragraph 2 hereof, to render the services to the Company, its affiliates and/or subsidiaries described in Paragraph 3 hereof.

                    2. TERM. Employee's term of employment under this Agreement shall commence on the date hereof (the "Commencement Date") and shall continue for a period through and including the fifth anniversary of the Commencement Date (the "Employment Term") unless extended in writing by both parties or earlier terminated pursuant to the terms and conditions set forth herein.

                    3. DUTIES. (a) Employee shall be employed as the Company's Chairman of the Board and Chief Executive Officer. It is agreed that Employee shall perform his services in any of the Company's Scarsdale, New York facilities, facilities maintained by the Company in Boca Raton, Florida for such purposes (which facilities the Company agrees to maintain consistent with past practice) or any other facilities mutually agreeable to the parties. The rights and duties of Employee shall not in any way be curtailed by the Company without his consent nor shall he be deprived of the dignity ordinarily associated with his offices.

                                (b) Employee agrees to abide by all By-laws  and
applicable policies of the Company promulgated from time to time by the Board of Directors of the Company, including without limitation the Business Policies of the Company annexed hereto as Annex A.

                    4. EXCLUSIVE SERVICES AND BEST EFFORTS. Employee shall devote all of his working time, attention, best efforts and ability during regular business hours exclusively to the service of the Company, its affiliates and subsidiaries during the term of this Agreement.

                    5. COMPENSATION. As compensation for his services and covenants hereunder, the Company shall pay Employee the following:

          (a) BASE SALARY. The Company shall pay Employee a minimum base salary ("Salary") of $285,000 per year. The Salary shall be subject to review and adjustment on an annual basis beginning November 1, 1998, (if this contract is then in effect) or, at the Company's discretion, on such earlier date as the Company may designate; provided, however, that in no event shall Employee's Salary be adjusted below the Salary designated herein.

          (b) BONUS COMPENSATION. The Company shall pay Employee annual bonus compensation equal to five percent of the amount by which the Pre-Tax Income in any fiscal year during the Employment Term exceeds $3,000,000. As additional annual bonus compensation, in order to effect a cost-of-living adjustment to the Salary, the Company shall pay Employee an amount equal to the cumulative annual Consumer Price Index percentage increase on the Salary since 1992, the year in which such Salary was first established. The foregoing bonus compensation shall be paid by the Company within thirty (30) days after completion of the audited financial results of the Company for the applicable fiscal year.

          (c) For purposes of this Agreement, "Pre-Tax Income" shall mean for each fiscal year the net income of Company and its consolidated subsidiaries for such fiscal year before any charges for federal, state or other taxes relating to income, determined in accordance with generally accepted accounting principles, consistently applied; and "Consumer Price Index" shall mean the Consumer Price Index for Urban Wage Earners and Clerical Workers prepared by the Bureau of Labor Statistics of the U.S. Department of Labor, or, if that index is not then being published, the most nearly comparable successor index that the parties may agree upon or, if they fail to agree, an index designated by Company's independent certified public accountants shall make such adjustments to the index as may be appropriate to carry out the intention of this Paragraph 5 and the accountants' determination shall be final and binding on the parties.

                    6. BUSINESS EXPENSES. Employee shall be reimbursed for, and entitled to advances (subject to repayment to the Company if not actually incurred by Employee) with respect to, those business expenses incurred by him which are reasonable and necessary for Employee to perform his duties under this Agreement in accordance with policies established from time to time by the Company.

                    7. EMPLOYEE BENEFITS. (a) During the Employment Term, Employee shall be entitled to such insurance, disability and health and medical benefits and be entitled to participate in such retirement plans or programs as generally made available to executive officers of the Company pursuant to the policies of the Company; provided that Employee shall be required to comply with the conditions attendant to coverage by such plans and shall comply with and be entitled to benefits only in accordance with the terms and conditions of such plans. Employee shall be entitled to three weeks paid vacation each year during the Employment Term at such times as does not, in the reasonable opinion of the Board of Directors, interfere with Employee's performance of his duties hereunder. The Company may withhold from any benefits payable to Employee all federal, state, local and other taxes and amounts as shall be permitted or required pursuant to law, rule or regulation. In addition to the foregoing, the Company shall pay to Employee the full amount of Employee's annual contribution under the Company's Premium Conversion Plan, payable in accordance with the Company's normal payment practices.

         (b) Employee shall be entitled to receive the sum of [$1,100] per month as an automobile allowance provided at the expense of the Company from the
Commencement Date and during the Employment Term, which allowance shall be exclusive of all expenses related to insurance, repairs and maintenance for such automobile, which expenses also shall be the responsibility of the Company. Employee agrees not to lease any automobile covered by such allowance for a term longer than two years. Notwithstanding the foregoing, the Company may, at its option, elect to provide Employee an automobile of the make, model and year mutually agreeable to the Company and Employee, all costs of which associated with insurance, repairs, maintenance and other expenses shall be the responsibility of the Company, in lieu of the above described automobile allowances, all as may be mutually agreed between Employee and the Company.
Employee acknowledges that some or all of the foregoing may be deemed compensation to him.

                    8. DEATH AND DISABILITY. (a) The Employment Term shall terminate on the date of Employee's death, in which event Employee's Salary, reimbursable expenses and benefits owing to Employee through the date of Employee's death shall be paid to his estate. Employee's estate will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(a). The Company shall, at its expense, maintain for the benefit of Employee during the Employment Term a life insurance policy on the life of Employee, payable to such beneficiaries of Employee as Employee may from time to time designate, in an amount equal to three times Employee's Salary.

          (b) If, during the Employment Term, in the opinion of a duly licensed physician selected by Employee and reasonably acceptable to the Company, Employee, because of physical or mental illness or incapacity, shall become substantially unable to perform the duties and services required of him under this Agreement for a period of twelve consecutive months the Company may, upon at least twenty (20) days' prior written notice given at any time after the expiration of such twelve month period to Employee of its intention to do so, terminate this Agreement as of such date as may be set forth in the notice. In case of such termination, Employee shall be entitled to receive his Salary, reimbursable expenses and benefits owing to Employee through the date of termination. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(b). The Company shall pay the premiums for a disability insurance policy which will provide Employee with disability payments after termination of this Agreement pursuant to this Paragraph 8(b) equal to one-half of Employee's Salary during the period of disability or until Employee becomes 70 years old, whichever is sooner.

                    9. TERMINATION FOR CAUSE. (a) The Company may terminate the employment of Employee for Cause (as hereinafter defined). Upon such termination, the Company shall be released from any and all further obligations under this Agreement, except that the Company shall be obligated to pay Employee his Salary, reimbursable expenses and benefits owing to Employee through the day on which Employee is terminated. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 9(a).

          (b) As used herein, the term "Cause" shall mean: (i) the willful failure of Employee to perform his duties pursuant to Paragraph 3 hereof, which failure is not cured by Employee within thirty days following written notice thereof from the Company; or (ii) the commission by Employee of an act involving moral turpitude, dishonesty, theft, unethical business conduct, or any other conduct which significantly impairs the reputation of, or harms, the Company, its subsidiaries or affiliates. [One year prior notice for termination by Employee?]

                    10. CHANGE IN CONTROL. [Parachute of any kind?; Other Severance?; Expiration Payment? - must discuss] In the event of a Change in Control, as defined below, of the Company, the Company shall pay to Employee a lump-sum amount equal to one-half of Employee's Salary at the time of the occurrence of such Change in Control, which amount shall be paid within ten days after such occurrence. The foregoing payment shall be in addition to and shall not reduce or in any way affect the terms of payment of any amounts to which Employee shall be entitled hereunder. The Company hereby agrees to obtain an agreement from any successor to assume and agree to honor and perform this Agreement. For purposes of this Agreement, a "Change in Control" shall have occurred if:

          (i) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities;

          (ii) during any period of not more than two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

          (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 30% of the combined voting power of the Company's then outstanding securities; or

          (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                    11. DISCLOSURE OF INFORMATION AND RESTRICTIVE COVENANT. Employee acknowledges that, by his employment, he has been and will be in a confidential relationship with the Company and will have access to confidential information and trade secrets of the Company, its subsidiaries and affiliates. Confidential information and trade secrets include, but are not limited to, customer, supplier and client lists, price lists, marketing, distribution and sales strategies and procedures, operational and equipment techniques, business plans and systems, quality control procedures and systems, special projects and technological research, including projects, research and reports for any entity or client or any project, research, report or the like concerning sales or manufacturing or new technology, employee compensation plans and any other information relating thereto, and any other records, files, drawings, inventions, discoveries, applications, processes, data and information concerning the business of the Company which are not in the public domain. Employee agrees that in consideration of the execution of this Agreement by the Company, except in any way with respect to foreign affiliates of the Company as of the date hereof:

          (a) Employee will not, during the term of this Agreement or at any time thereafter, use, or disclose to any third party, trade secrets or confidential information of the Company, including, but not limited to, confidential information or trade secrets belonging or relating to the Company, its subsidiaries, affiliates, customers and clients or proprietary processes or procedures of the Company, its subsidiaries, affiliates, customers and clients. Proprietary processes and procedures shall include, but shall not be limited to, all information which is known or intended to be known only to employees of the Company, its respective subsidiaries and affiliates or others in a confidential relationship with the Company or its respective subsidiaries and affiliates which relates to business matters.

          (b) Employee will not, during the term of this Agreement and, unless Employee's employment hereunder is terminated by Employer for Good Reason or by the Company without Cause, for a period of one (1) year thereafter, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, engage in or participate in any business activity, including, but not limited to, acting as a director, officer, employee, agent, independent contractor, partner, consultant, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor or with a person having any other relationship with any other business, company, firm occupation or business activity, in any geographic area within the United States that is, directly or indirectly, competitive with any business conducted by the Company or any of its subsidiaries or affiliates during the term of this Agreement or thereafter. Should Employee own 5% or less of the issued and outstanding shares of a class of securities of a corporation the securities of which are traded on a national securities exchange or in the over-the-counter market, such ownership shall not cause Employee to be deemed a shareholder under this Paragraph 11(b).

          (c) Employee will not, during the term of this Agreement and for a period of one (1) year thereafter, on his behalf or on behalf of any other business enterprise, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, solicit or induce any creditor, customer, supplier, officer, employee or agent of the Company or any of its subsidiaries or affiliates to sever its relationship with or leave the employ of any of such entities.

          (d) If Employee's employment is terminated (constructively or otherwise) by the Company for any reason then, in consideration for his covenants contained in this paragraph 11 and not as severance pay, Employee shall be entitled to receive, for the year following the date his employment so terminates, an amount equal to Employee's annual salary at the rate in effect immediately prior to his cessation of employment with the Company (or, if greater, at the highest annual salary rate in effect at any time during the one-year period preceding the date of such termination). Such amounts shall be in addition to any amount otherwise payable under this Agreement and shall be paid in equal monthly installments, with the first such installment commencing on the last day of the month in which Employee's employment so terminates.

          (e) This Paragraph 11 and Paragraphs 12, 13 and 14 hereof shall survive the expiration or termination of this Agreement for any reason.

          (f) It is expressly agreed by Employee that the nature and scope of each of the provisions set forth above in this Paragraph 11 are reasonable and necessary. If, for any reason, any aspect of the above provisions as it applies to Employee is determined by a court of competent jurisdiction to be unreasonable or unenforceable, the provisions shall only be modified to the minimum extent required to make the provisions reasonable and/or enforceable, as the case may be. Employee acknowledges and agrees that his services are of a unique character and expressly grants to the Company or any subsidiary, successor or assignee of the Company, the right to enforce the provisions above through the use of all remedies available at law or in equity, including, but not limited to, injunctive relief.

                    12. COMPANY PROPERTY. (a) Any patents, inventions, discoveries, applications or processes, designs, devised, planned, applied, created, discovered or invented by Employee in the course of Employee's employment under this Agreement and which pertain to any aspect of the Company's or its respective subsidiaries' or affiliates' business shall be the sole and absolute property of the Company, and Employee shall make prompt report thereof to the Company and promptly execute any and all documents reasonably requested to assure the Company the full and complete ownership thereof.

          (b) All records, files, lists, including computer generated lists, drawings, documents, equipment and similar items relating to the Company's business which Employee shall prepare or receive from the Company shall remain the Company's sole and exclusive property. Upon termination of this Agreement, Employee shall promptly return to the Company all property of the Company in his possession. Employee further represents that he will not copy or cause to be copied, print out or cause to be printed out any software, documents or other materials originating with or belonging to the Company. Employee additionally represents that, upon termination of his employment with the Company, he will not retain in his possession any such software, documents or other materials.

                    13. REMEDY. It is mutually understood and agreed that Employee's services are special, unique, unusual, extraordinary and of an intellectual character giving them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in the event of any breach of this Agreement by Employee, including, but not limited to, the breach of the non-disclosure, non-solicitation and non-compete clauses under Paragraph 11 hereof, the Company shall be entitled to equitable relief by way of injunction or otherwise in addition to damages the Company may be entitled to recover. In addition, the Company shall be entitled to reimbursement from Employee, upon request, of any and all reasonable attorneys' fees and expenses incurred by it in enforcing any term or provision of this Agreement.

                    14. REPRESENTATIONS AND WARRANTIES OF EMPLOYEE. (a) In order to induce the Company to enter into this Agreement, Employee hereby represents and warrants to the Company as follows: (i) Employee has the legal capacity and unrestricted right to execute and deliver this Agreement and to perform all of his obligations hereunder; (ii) the execution and delivery of this Agreement by Employee and the performance of his obligations hereunder will not violate or be in conflict with any fiduciary or other duty, instrument, agreement, document, arrangement or other understanding to which Employee is a party or by which he is or may be bound or subject; and (iii) Employee is not a party to any instrument, agreement, document, arrangement or other understanding with any person (other than the Company) requiring or restricting the use or disclosure of any confidential information or the provision of any employment, consulting or other services.

          (b) Employee hereby agrees to indemnify and hold harmless the Company from and against any and all losses, costs, damages and expenses (including, without limitation, its reasonable attorneys' fees) incurred or suffered by the Company resulting from any breach by Employee of any of his representations or warranties set forth in Paragraph 14(a) hereof.

                    15. NOTICES. All notices given hereunder shall be in writing and shall be deemed effectively given when mailed, if sent by registered or certified mail, return receipt requested, addressed to Employee at his address set forth on the first page of this Agreement and to the Company at its address set forth on the first page of this Agreement, Attention: Chairman of the Board, with a copy to Parker Chapin Flattau & Klimpl, LLP, 1211 Avenue of the Americas, New York, New York 10036, Attention: Gary J. Simon, Esq., or at such address as such party shall have designated by a notice given in accordance with this Paragraph 15, or when actually received by the party for whom intended, if sent by any other means.

                    16. ENTIRE AGREEMENT. This Agreement constitutes the entire understanding of the parties with respect to its subject matter and no change, alteration or modification hereof may be made except in writing signed by the parties hereto. Any prior or other agreements, promises, negotiations or representations not expressly set forth in this Agreement are of no force or effect.

                    17. SEVERABILITY. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability, the remainder of this Agreement shall continue in full force and effect.

                    18. WAIVERS, MODIFICATIONS, ETC. No amendment, modification or waiver of any provision of this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                    19. ASSIGNMENT. Neither this Agreement, nor any of Employee's rights, powers, duties or obligations hereunder, may be assigned by Employee. This Agreement shall be binding upon and inure to the benefit of Employee and his heirs and legal representatives and the Company and its successors and assigns. Successors of the Company shall include, without limitation, any corporation or corporations acquiring, directly or indirectly, all or substantially all of the assets of the Company, whether by merger, consolidation, purchase, lease or otherwise, and such successor shall thereafter be deemed "the Company" for the purpose hereof.

                    20. APPLICABLE LAW. This Agreement shall be deemed to have been made, drafted, negotiated and the transactions contemplated hereby consummated and fully performed in the State of New York and shall be governed by and construed in accordance with the laws of the State of New York, without regard to the conflicts of law rules thereof. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, order or regulation, contrary to which the parties hereto have no legal right to contract, the latter shall prevail, but in such event any provision of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

                    21. JURISDICTION AND VENUE. It is hereby irrevocably agreed that all disputes or controversies between the Company and Employee arising out of, in connection with or relating to this Agreement shall be exclusively heard, settled and determined by arbitration to be held in the City of New York, County of New York, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. The parties also agree that judgment may be entered on the arbitrator's award by any court having jurisdiction thereof and the parties consent to the jurisdiction of any court located in the City of New York, County of New York, for this purpose.

                    22. FULL UNDERSTANDING. Employee represents and agrees that he fully understands his right to discuss all aspects of this Agreement with his private attorney, that to the extent, if any that he desired, he availed himself of this right, that he has carefully read and fully understands all of the provisions of this Agreement, that he is competent to execute this Agreement, that his agreement to execute this Agreement has not been obtained by any duress and that he freely and voluntarily enters into it, and that he has read this document in its entirety and fully understands the meaning, intent and consequences of this document which is that it constitutes an agreement of employment.

                    23. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same agreement.

                    IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

NATIONAL HOME HEALTH CARE CORP.


By: ___________________________________
      Name:
      Title:

    -----------------------------------
      Frederick H. Fialkow

                        ADDENDUM TO EMPLOYMENT AGREEMENT:
                        ---------------------------------

              Business Policies of National Home Health Care Corp.
              ----------------------------------------------------


                  This addendum supplements and is hereby incorporated into the terms of the Employment Agreement to which this is attached. The Company has set forth in this addendum basic principles and standards of conduct that senior management of the Company are expected to follow in all respects. Every employee of the Company has a personal responsibility to abide by each of the standards. Each person, alone, is responsible for his actions. No one will be permitted to justify an illegal act by claiming it was ordered by someone higher in management. No one, regardless of level of position, is ever authorized to direct an employee to commit an illegal or unethical act.

                  As a summary of basic principles, this addendum does not include all the rules and regulations that apply to every situation. The absence of a specific practice or instruction covering a particular situation does not relieve an employee from exercising the highest ethical standards applicable to the circumstances. If an employee has questions as to what the proper course of conduct should be in any given situation, consult the Chairman of the Board of the Company and the Company's legal counsel.

                  Violations of the guidelines set forth below can result in disciplinary action, including dismissal, and possible criminal prosecution.

                  Any reprisal against an employee who is good faith reports a violation or suspected violation of law or company policies is strictly forbidden.

                  1. It is the Company's policy to comply fully with the law. We should avoid even the appearance of wrongdoing and, at all times, should conduct our business according to the highest ethical standards.

          Since the Company is a medical services company, there are many state and federal law and regulation which affect and define the responsibilities of each employee. These laws and regulations must be adhered to at all times. If there is ever any doubt on the part of an employee about the meaning of a law or regulation the employee must check with corporate counsel or special counsel. The employee is responsible for designing, implementing and monitoring quality control programs to assure that Company policies are being followed and that all personnel are in compliance. In connection with any compliance program, it is vital that the employee be sure that no falsification of records be allowed and the employee must undertake to have programs developed to assure that this does not happen.

                  2. The Company shall not tolerate any unfair competition. Additional guidelines relating to this general policy are:


  - do not interfere with contracts made between a prospective customer and a competitor.

  -        never engage in commercial bribery.

  -        do not disparage a competitor's services.

  -        be accurate  and  truthful  in all  dealings
           with   customers   and  be  careful  not  to
           misrepresent the state and qualify, features or availability of our services.

                  3. The Company awards business to suppliers solely on merit. No employee should have any relationship, financial or otherwise, with any supplier or competitor that might be construed as a conflict of interest or that might even appear to impair his or her independent judgment on behalf of the Company. Gifts, loans or any other thing of significant value should not be accepted or solicited, even indirectly.

                  4. Each employee's primary obligation is to the Company, and, therefore, any form of outside activity must be kept totally separate from employment with the Company. no outside activity should involve the use of Company assets, materials or facilities.

                  5. No employee may use his or her position in the Company for outside gain or benefit, nor should any employee use property or other confidential or private confidential information in any outside activity.

                  6. The law requires that the Company's books and records accurately and fairly reflect transactions in reasonable detail, and that the Company's internal accounting controls provide reasonable assurances that:

 -        transactions are carried out in an authorized matter.

 - transactions have been reported and recorded to permit correct preparation of financial statements and to maintain accurate records of assets. Access to assets is in accordance with management's authorization.

 - inventories of assets are taken periodically and appropriate action is taken to correct discrepancies.

                  7. Every employee who has control over Company funds is personally accountable for such funds. There are no exceptions to this rule.

          When spending Company money or personal money that will be reimbursed, or requesting services that will cause Company money to be spent, the employee involved should make sure the Company received proper value in return and should be sure the expenditure is for a legitimate business purpose.

          Anyone responsible for the handling of Company revenue, and the associated records and materials, is accountable for their safe keeping.

                  8. The Company categorically forbids the use of corporate funds for the support of political parties or candidates. No employee is authorized to make or approve such a contribution.

                  9. Company business records must always be prepared accurately and reliably, since they are of critical importance to the Company's meeting its financial, legal and management obligations.

                  10. Records containing personal data on patients and the Company's employees are confidential. As such, they are to be carefully safeguarded and kept current and accurate. They should be disclosed only to authorized personnel having a "need to know" or pursuant to lawful processes. Should you have any questions about disclosure, consult with the Company's legal counsel before disclosing.

                  11. When a dishonest act by an employee is discovered it should be reported immediately and directly to the Chairman of the Board of the Company.

                  12. The Company encourages employees to participate in its future by investing in its securities. However, in trading in Company securities each employee should be aware that it may be illegal (and possible result in civil or criminal penalties) to buy or sell Company securities while in possession of material non-public information about the Company.

          Material information can be anything that could have actual significance in an investors decision such as acquisition plans, dividends, earnings, new contracts, products, major regulatory, court or legislative events and major management changes or other business plans. Employees aware of such information prior to its being made public, should not buy or sell Company securities until the information has been made public.

          Employees should not trade in the securities of other companies when they know material non-public information about these companies which they learn as part of their job. For example, an employee may learn that another company is being considered for a major contract or any other information which could have actual significance in an investor's decision about the securities of the other company.

          Employees should keep any such information about the Company or any other company secret and use it only for Company purposes, because it is unlawful to "tip" others who may buy or sell such securities, even though the tipper does not.

          Some types of trading -- even if innocent -- could appear to the public and to public officials to be based on the misuse of inside information concerning the Company. To avoid even an appearance of impropriety, employees are not to engage in short term speculation in company securities (that is, the purchase and sale on the open market within a six month period). Nor should an employee engage in any transaction when he stands to profit due to the short term savings in the value of the Company's securities. An example of this type of trading includes "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price when they are due for deliver.

                                                                    Exhibit 10.4

                              EMPLOYMENT AGREEMENT
                              --------------------

                    This Employment Agreement dated as of November 1, 1997, between National Home Health Care Corp., a Delaware corporation having an address at 700 White Plains Road, Scarsdale, New York 10583 (the "COMPANY"), and Steven Fialkow, an individual having an address at 700 White Plains Road, Scarsdale, New York 10583 ("EMPLOYEE").

                              W I T N E S S E T H :
                              ---------------------

                    WHEREAS, the Company desires that Employee be employed by it and render services to it, and Employee is willing to be so employed and to render such services to the Company, all upon the terms and subject to the conditions contained herein.

                    NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

                    1. EMPLOYMENT. Subject to and upon the terms and conditions contained in this Agreement, the Company hereby agrees to employ Employee and Employee agrees to enter the employ of the Company, for the period set forth in Paragraph 2 hereof, to render the services to the Company, its affiliates and/or subsidiaries described in Paragraph 3 hereof.

                    2. TERM. Employee's term of employment under this Agreement shall commence on the date hereof (the "Commencement Date") and shall continue for a period through and including the fourth anniversary of the Commencement Date (the "Employment Term") unless extended in writing by both parties or earlier terminated pursuant to the terms and conditions set forth herein.

                    3. DUTIES. (a) Employee shall be employed as the Company's President, Chief Operating Officer and Secretary. It is agreed that Employee shall perform his services in the Company's Scarsdale, New York facilities, or any other facilities mutually agreeable to the parties. The rights and duties of Employee shall not in any way be curtailed by the Company without his consent nor shall he be deprived of the dignity ordinarily associated with his offices.

          (b) Employee agrees to abide by all By-laws and applicable policies of the Company promulgated from time to time by the Board of Directors of the Company, including without limitation the Business Policies of the Company annexed hereto as Annex A..

                    4. EXCLUSIVE SERVICES AND BEST EFFORTS. Employee shall devote all of his working time, attention, best efforts and ability during regular business hours exclusively to the service of the Company, its affiliates and subsidiaries during the term of this Agreement.

                    5. COMPENSATION. As compensation for his services and covenants hereunder, the Company shall pay Employee the following:

          (a) BASE SALARY. The Company shall pay Employee a minimum base salary ("Salary") of $157,500 per year. The Salary shall be subject to review and adjustment on an annual basis beginning November 1, 1998, (if this contract is then in effect) or, at the Company's discretion, on such earlier date as the Company may designate; provided, however, that in no event shall Employee's Salary be adjusted below the Salary designated herein.

          (b) BONUS COMPENSATION. The Company shall pay Employee annual bonus compensation ("Bonus Compensation") equal to three percent of the amount by which the income from operations in any fiscal year during the Employment Term (determined in accordance with general accepted accounting principles consistently applied) exceeds $3,300,000. The foregoing Bonus Compensation shall be paid by the Company within thirty (30) days after completion of the audited financial results of the Company for the applicable fiscal year.

          (c) OPTIONS. The Company shall grant to Employee as soon as practicable following the date hereof an option to purchase thirty thousand (30,000) shares of the Company's common stock for a period of ten years from the date of grant and having an exercise price per share equal to the fair market value of such common stock on the date of grant, pursuant to the terms of the Company's 1992 Stock Option Plan, as amended to date (the "Plan"), and any related stock option agreement required to be executed in connection therewith. Such option shall be immediately exercisable as to all the shares covered thereby and shall be, to the extent permitted by the terms of the Plan and applicable laws, rules and regulations, an incentive stock option as contemplated by the Internal Revenue Code of 1986, as amended.

                    6. BUSINESS EXPENSES. Employee shall be reimbursed for, and entitled to advances (subject to repayment to the Company if not actually incurred by Employee) with respect to, those business expenses incurred by him which are reasonable and necessary for Employee to perform his duties under this Agreement in accordance with policies established from time to time by the Company.

                    7. EMPLOYEE BENEFITS. (a) During the Employment Term, Employee shall be entitled to such insurance, disability and health and medical benefits and be entitled to participate in such retirement plans or programs as generally made available to executive officers of the Company pursuant to the policies of the Company; provided that Employee shall be required to comply with the conditions attendant to coverage by such plans and shall comply with and be entitled to benefits only in accordance with the terms and conditions of such plans. Employee shall be entitled to three weeks paid vacation each year during the Employment Term at such times as does not, in the reasonable opinion of the Board of Directors, interfere with Employee's performance of his duties hereunder. The Company may withhold from any benefits payable to Employee all federal, state, local and other taxes and amounts as shall be permitted or required pursuant to law, rule or regulation. In addition to the foregoing, the Company shall pay to Employee the full amount of Employee's annual contribution under the Company's Premium Conversion Plan, payable in accordance with the Company's normal payment practices.

          (b) Employee shall be entitled to receive the sum of $550 per month as an automobile allowance provided at the expense of the Company from the Commencement Date and during the Employment Term, which allowance shall be exclusive of all expenses related to insurance, repairs and maintenance for such automobile, which expenses also shall be the responsibility of the Company. Employee agrees not to lease any automobile covered by such allowance for a term longer than two years. Notwithstanding the foregoing, the Company may, at its option, elect to provide Employee an automobile of the make, model and year mutually agreeable to the Company and Employee, all costs of which associated with insurance, repairs, maintenance and other expenses shall be the responsibility of the Company, in lieu of the above described automobile allowances, all as may be mutually agreed between Employee and the Company.
Employee acknowledges that some or all of the foregoing may be deemed compensation to him.

                    8. DEATH AND DISABILITy. (a) The Employment Term shall terminate on the date of Employee's death, in which event Employee's Salary, reimbursable expenses and benefits owing to Employee through the date of Employee's death shall be paid to his estate. Employee's estate will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(a).

          (b) If, during the Employment Term, in the opinion of a duly licensed physician selected by Employee and reasonably acceptable to the Company, Employee, because of physical or mental illness or incapacity, shall become substantially unable to perform the duties and services required of him under this Agreement for a period of six consecutive months the Company may, upon at least twenty (20) days' prior written notice given at any time after the expiration of such six-month period to Employee of its intention to do so, terminate this Agreement as of such date as may be set forth in the notice. In case of such termination, Employee shall be entitled to receive his Salary, reimbursable expenses and benefits owing to Employee through the date of termination. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(b).

                    9. TERMINATION FOR CAUSE. (a) The Company may terminate the employment of Employee for Cause (as hereinafter defined). Upon such termination, the Company shall be released from any and all further obligations under this Agreement, except that the Company shall be obligated to pay Employee his Salary, reimbursable expenses and benefits owing to Employee through the day on which Employee is terminated. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 9(a).

          (b) As used herein, the term "Cause" shall mean: (i) the willful failure of Employee to perform his duties pursuant to Paragraph 3 hereof, which failure is not cured by

Employee  within thirty days following  written notice thereof from the Company;
(ii) any other material breach of this Agreement by Employee, including any of the material representations or warranties made by Employee; (iii) any act, or failure to act, by Employee in bad faith or intentionally to the detriment of the Company; (iv) the commission by Employee of an act involving moral turpitude, dishonesty, theft, unethical business conduct, or any other conduct which significantly impairs the reputation of, or harms, the Company, its subsidiaries or affiliates; or (v) any misrepresentation, concealment or omission by Employee of any material fact in seeking employment hereunder.

                    10. CHANGE IN CONTROL. In the event of a Change in Control, as defined below, of the Company, the Company shall pay to Employee a lump-sum amount equal to one-half of Employee's Salary at the time of the occurrence of such Change in Control, which amount shall be paid within ten days after such occurrence. The foregoing payment shall be in addition to and shall not reduce or in any way affect the terms of payment of any amounts to which Employee shall be entitled hereunder. The Company hereby agrees to obtain an agreement from any successor to assume and agree to honor and perform this Agreement. For purposes of this Agreement, a "Change in Control" shall have occurred if:

          (i) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities;

          (ii) during any period of not more than two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

          (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 30% of the combined voting power of the Company's then outstanding securities; or

          (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                    11. DISCLOSURE OF INFORMATION AND RESTRICTIVE COVENANT. Employee acknowledges that, by his employment, he has been and will be in a confidential relationship with the Company and will have access to confidential information and trade secrets of the Company, its subsidiaries and affiliates. Confidential information and trade secrets include, but are not limited to, customer, supplier and client lists, price lists, marketing, distribution and sales strategies and procedures, operational and equipment techniques, business plans and systems, quality control procedures and systems, special projects and technological research, including projects, research and reports for any entity or client or any project, research, report or the like concerning sales or manufacturing or new technology, employee compensation plans and any other information relating thereto, and any other records, files, drawings, inventions, discoveries, applications, processes, data and information concerning the business of the Company which are not in the public domain. Employee agrees that in consideration of the execution of this Agreement by the Company, except in any way with respect to foreign affiliates of the Company as of the date hereof:

          (a) Employee will not, during the term of this Agreement or at any time thereafter, use, or disclose to any third party, trade secrets or confidential information of the Company, including, but not limited to, confidential information or trade secrets belonging or relating to the Company, its subsidiaries, affiliates, customers and clients or proprietary processes or procedures of the Company, its subsidiaries, affiliates, customers and clients. Proprietary processes and procedures shall include, but shall not be limited to, all information which is known or intended to be known only to employees of the Company, its respective subsidiaries and affiliates or others in a confidential relationship with the Company or its respective subsidiaries and affiliates which relates to business matters.

          (b) Employee will not, during the term of this Agreement and, unless Employee's employment hereunder is terminated by Employer for Good Reason or by the Company without Cause, for a period of one (1) year thereafter, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, engage in or participate in any business activity, including, but not limited to, acting as a director, officer, employee, agent, independent contractor, partner, consultant, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor or with a person having any other relationship with any other business, company, firm occupation or business activity, in any geographic area within the United States that is, directly or indirectly, competitive with any business conducted by the Company or any of its subsidiaries or affiliates during the term of this Agreement or thereafter. Should Employee own

5% or less of the issued and outstanding shares of a class of securities of a corporation the securities of which are traded on a national securities exchange or in the over-the-counter market, such ownership shall not cause Employee to be deemed a shareholder under this Paragraph 11(b).

          (c) Employee will not, during the term of this Agreement and for a period of one (1) year thereafter, on his behalf or on behalf of any other business enterprise, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, solicit or induce any creditor, customer, supplier, officer, employee or agent of the Company or any of its subsidiaries or affiliates to sever its relationship with or leave the employ of any of such entities.

          (d) If Employee's employment is terminated (constructively or otherwise) by the Company for any reason then, in consideration for his covenants contained in this paragraph 11 and not as severance pay, Employee shall be entitled to receive, for the year following the date his employment so terminates, an amount equal to Employee's annual salary at the rate in effect immediately prior to his cessation of employment with the Company (or, if greater, at the highest annual salary rate in effect at any time during the one-year period preceding the date of such termination). Such amounts shall be in addition to any amount otherwise payable under this Agreement and shall be paid in equal monthly installments, with the first such installment commencing on the last day of the month in which Employee's employment so terminates.

          (e) This Paragraph 11 and Paragraphs 12, 13 and 14 hereof shall survive the expiration or termination of this Agreement for any reason.

          (f) It is expressly agreed by Employee that the nature and scope of each of the provisions set forth above in this Paragraph 11 are reasonable and necessary. If, for any reason, any aspect of the above provisions as it applies to Employee is determined by a court of competent jurisdiction to be unreasonable or unenforceable, the provisions shall only be modified to the minimum extent required to make the provisions reasonable and/or enforceable, as the case may be. Employee acknowledges and agrees that his services are of a unique character and expressly grants to the Company or any subsidiary, successor or assignee of the Company, the right to enforce the provisions above through the use of all remedies available at law or in equity, including, but not limited to, injunctive relief.

                    12. COMPANY PROPERTY. (a) Any patents, inventions, discoveries, applications or processes, designs, devised, planned, applied, created, discovered or invented by Employee in the course of Employee's employment under this Agreement and which pertain to any aspect of the Company's or its respective subsidiaries' or affiliates' business shall be the sole and absolute property of the Company, and Employee shall make prompt report thereof to the Company and promptly execute any and all documents reasonably requested to assure the Company the full and complete ownership thereof.

          (b) All records, files, lists, including computer generated lists, drawings, documents, equipment and similar items relating to the Company's business which Employee shall prepare or receive from the Company shall remain the Company's sole and exclusive property. Upon termination of this Agreement, Employee shall promptly return to the Company all property of the Company in his possession. Employee further represents that he will not copy or cause to be copied, print out or cause to be printed out any software, documents or other materials originating with or belonging to the Company. Employee additionally represents that, upon termination of his employment with the Company, he will not retain in his possession any such software, documents or other materials.

                    13. REMEDY. It is mutually understood and agreed that Employee's services are special, unique, unusual, extraordinary and of an intellectual character giving them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in the event of any breach of this Agreement by Employee, including, but not limited to, the breach of the non-disclosure, non-solicitation and non-compete clauses under Paragraph 11 hereof, the Company shall be entitled to equitable relief by way of injunction or otherwise in addition to damages the Company may be entitled to recover. In addition, the Company shall be entitled to reimbursement from Employee, upon request, of any and all reasonable attorneys' fees and expenses incurred by it in enforcing any term or provision of this Agreement.

                    14. REPRESENTATIONS AND WARRANTIES OF EMPLOYEE. (a) In order to induce the Company to enter into this Agreement, Employee hereby represents and warrants to the Company as follows: (i) Employee has the legal capacity and unrestricted right to execute and deliver this Agreement and to perform all of his obligations hereunder; (ii) the execution and delivery of this Agreement by Employee and the performance of his obligations hereunder will not violate or be in conflict with any fiduciary or other duty, instrument, agreement, document, arrangement or other understanding to which Employee is a party or by which he is or may be bound or subject; and (iii) Employee is not a party to any instrument, agreement, document, arrangement or other understanding with any person (other than the Company) requiring or restricting the use or disclosure of any confidential information or the provision of any employment, consulting or other services.

          (b) Employee hereby agrees to indemnify and hold harmless the Company from and against any and all losses, costs, damages and expenses (including, without limitation, its reasonable attorneys' fees) incurred or suffered by the Company resulting from any breach by Employee of any of his representations or warranties set forth in Paragraph 14(a) hereof.

                    15. NOTICES. All notices given hereunder shall be in writing and shall be deemed effectively given when mailed, if sent by registered or certified mail, return receipt requested, addressed to Employee at his address set forth on the first page of this Agreement and to the Company at its address set forth on the first page of this Agreement, Attention: Chairman of the Board, with a copy to Parker Chapin Flattau & Klimpl, LLP, 1211 Avenue of the Americas, New York, New York 10036, Attention: Gary J. Simon, Esq., or at such address as such party shall have designated by a notice given in accordance with this Paragraph 15, or when actually received by the party for whom intended, if sent by any other means.

                    16. ENTIRE AGREEMENT. This Agreement constitutes the entire understanding of the parties with respect to its subject matter and no change, alteration or modification hereof may be made except in writing signed by the parties hereto. Any prior or other agreements, promises, negotiations or representations not expressly set forth in this Agreement are of no force or effect.

                    17. SEVERABILITY. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability, the remainder of this Agreement shall continue in full force and effect.

                    18. WAIVERS, MODIFICATIONS, ETC. No amendment, modification or waiver of any provision of this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                    19. ASSIGNMENT. Neither this Agreement, nor any of Employee's rights, powers, duties or obligations hereunder, may be assigned by Employee. This Agreement shall be binding upon and inure to the benefit of Employee and his heirs and legal representatives and the Company and its successors and assigns. Successors of the Company shall include, without limitation, any corporation or corporations acquiring, directly or indirectly, all or substantially all of the assets of the Company, whether by merger, consolidation, purchase, lease or otherwise, and such successor shall thereafter be deemed "the Company" for the purpose hereof.

                    20. APPLICABLE LAW. This Agreement shall be deemed to have been made, drafted, negotiated and the transactions contemplated hereby consummated and fully performed in the State of New York and shall be governed by and construed in accordance with the laws of the State of New York, without regard to the conflicts of law rules thereof. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, order or regulation, contrary to which the parties hereto have no legal right to contract, the latter shall prevail, but in such event any provision of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

                    21. JURISDICTION AND VENUE. It is hereby irrevocably agreed that all disputes or controversies between the Company and Employee arising out of, in connection with or relating to this Agreement shall be exclusively heard, settled and determined by arbitration to be held in the City of New York, County of New York, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. The parties also agree that judgment may be entered on the arbitrator's award by any court having jurisdiction thereof and the parties consent to the jurisdiction of any court located in the City of New York, County of New York, for this purpose.

                    22. FULL UNDERSTANDING. Employee represents and agrees that he fully understands his right to discuss all aspects of this Agreement with his private attorney, that to the extent, if any that he desired, he availed himself of this right, that he has carefully read and fully understands all of the provisions of this Agreement, that he is competent to execute this Agreement, that his agreement to execute this Agreement has not been obtained by any duress and that he freely and voluntarily enters into it, and that he has read this document in its entirety and fully understands the meaning, intent and consequences of this document which is that it constitutes an agreement of employment.

                    23. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same agreement.

                    IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

NATIONAL HOME HEALTH CARE CORP.


By: ___________________________________
      Name:
      Title:

    -----------------------------------
      Steven Fialkow

                        ADDENDUM TO EMPLOYMENT AGREEMENT:
                        ---------------------------------

              Business Policies of National Home Health Care Corp.
              ----------------------------------------------------


                  This addendum supplements and is hereby incorporated into the terms of the Employment Agreement to which this is attached. The Company has set forth in this addendum basic principles and standards of conduct that senior management of the Company are expected to follow in all respects. Every employee of the Company has a personal responsibility to abide by each of the standards. Each person, alone, is responsible for his actions. No one will be permitted to justify an illegal act by claiming it was ordered by someone higher in management. No one, regardless of level of position, is ever authorized to direct an employee to commit an illegal or unethical act.

                  As a summary of basic principles, this addendum does not include all the rules and regulations that apply to every situation. The absence of a specific practice or instruction covering a particular situation does not relieve an employee from exercising the highest ethical standards applicable to the circumstances. If an employee has questions as to what the proper course of conduct should be in any given situation, consult the Chairman of the Board of the Company and the Company's legal counsel.

                  Violations of the guidelines set forth below can result in disciplinary action, including dismissal, and possible criminal prosecution.

                  Any reprisal against an employee who is good faith reports a violation or suspected violation of law or company policies is strictly forbidden.

                  1. It is the Company's policy to comply fully with the law. We should avoid even the appearance of wrongdoing and, at all times, should conduct our business according to the highest ethical standards.

          Since the Company is a home health care company, there are many state and federal law and regulation which affect and define the responsibilities of each employee. These laws and regulations must be adhered to at all times. If there is ever any doubt on the part of an employee about the meaning of a law or regulation the employee must check with corporate counsel or special counsel. The employee is responsible for designing, implementing and monitoring quality control programs to assure that Company policies are being followed and that all personnel are in compliance. In connection with any compliance program, it is vital that the employee be sure that no falsification of records be allowed and the employee must undertake to have programs developed to assure that this does not happen.

                  2. The Company shall not tolerate any unfair competition. Additional guidelines relating to this general policy are:


  - do not interfere with contracts made between a prospective customer and a competitor.

  -        never engage in commercial bribery.

  -        do not disparage a competitor's services.

  -        be accurate  and  truthful  in all  dealings
           with   customers   and  be  careful  not  to
           misrepresent the state and qualify, features or availability of our services.

                  3. The Company awards business to suppliers solely on merit. No employee should have any relationship, financial or otherwise, with any supplier or competitor that might be construed as a conflict of interest or that might even appear to impair his or her independent judgment on behalf of the Company. Gifts, loans or any other thing of significant value should not be accepted or solicited, even indirectly.

                  4. Each employee's primary obligation is to the Company, and, therefore, any form of outside activity must be kept totally separate from employment with the Company. no outside activity should involve the use of Company assets, materials or facilities.

                  5. No employee may use his or her position in the Company for outside gain or benefit, nor should any employee use property or other confidential or private confidential information in any outside activity.

                  6. The law requires that the Company's books and records accurately and fairly reflect transactions in reasonable detail, and that the Company's internal accounting controls provide reasonable assurances that:

 -        transactions are carried out in an authorized matter.

 - transactions have been reported and recorded to permit correct preparation of financial statements and to maintain accurate records of assets. Access to assets is in accordance with management's authorization.

 - inventories of assets are taken periodically and appropriate action is taken to correct discrepancies.

                  7. Every employee who has control over Company funds is personally accountable for such funds. There are no exceptions to this rule.

          When spending Company money or personal money that will be reimbursed, or requesting services that will cause Company money to be spent, the employee involved should make sure the Company received proper value in return and should be sure the expenditure is for a legitimate business purpose.

          Anyone responsible for the handling of Company revenue, and the associated records and materials, is accountable for their safe keeping.

                  8. The Company categorically forbids the use of corporate funds for the support of political parties or candidates. No employee is authorized to make or approve such a contribution.

                  9. Company business records must always be prepared accurately and reliably, since they are of critical importance to the Company's meeting its financial, legal and management obligations.

                  10. Records containing personal data on patients and the Company's employees are confidential. As such, they are to be carefully safeguarded and kept current and accurate. They should be disclosed only to authorized personnel having a "need to know" or pursuant to lawful processes. Should you have any questions about disclosure, consult with the Company's legal counsel before disclosing.

                  11. When a dishonest act by an employee is discovered it should be reported immediately and directly to the Chairman of the Board of the Company.

                  12. The Company encourages employees to participate in its future by investing in its securities. However, in trading in Company securities each employee should be aware that it may be illegal (and possible result in civil or criminal penalties) to buy or sell Company securities while in possession of material non-public information about the Company.

          Material information can be anything that could have actual significance in an investors decision such as acquisition plans, dividends, earnings, new contracts, products, major regulatory, court or legislative events and major management changes or other business plans. Employees aware of such information prior to its being made public, should not buy or sell Company securities until the information has been made public.

          Employees should not trade in the securities of other companies when they know material non-public information about these companies which they learn as part of their job. For example, an employee may learn that another company is being considered for a major contract or any other information which could have actual significance in an investor's decision about the securities of the other company.

          Employees should keep any such information about the Company or any other company secret and use it only for Company purposes, because it is unlawful to "tip" others who may buy or sell such securities, even though the tipper does not.

          Some types of trading -- even if innocent -- could appear to the public and to public officials to be based on the misuse of inside information concerning the Company. To avoid even an appearance of impropriety, employees are not to engage in short term speculation in company securities (that is, the purchase and sale on the open market within a six month period). Nor should an employee engage in any transaction when he stands to profit due to the short term savings in the value of the Company's securities. An example of this type of trading includes "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price when they are due for deliver.

                                                                   Exhibit 10.5

                              EMPLOYMENT AGREEMENT
                              --------------------

                    This Employment Agreement dated as of November 1, 1997, between National Home Health Care Corp., a Delaware corporation having an address at 700 White Plains Road, Scarsdale, New York 10583 (the "COMPANY"), and Richard Garofalo, an individual having an address at 700 White Plains Road, Scarsdale, New York 10583 ("EMPLOYEE").

                              W I T N E S S E T H :
                              ---------------------

                    WHEREAS, the Company desires that Employee be employed by it and render services to it, and Employee is willing to be so employed and to render such services to the Company, all upon the terms and subject to the conditions contained herein.

                    NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

                    1. EMPLOYMENT. Subject to and upon the terms and conditions contained in this Agreement, the Company hereby agrees to employ Employee and Employee agrees to enter the employ of the Company, for the period set forth in Paragraph 2 hereof, to render the services to the Company, its affiliates and/or subsidiaries described in Paragraph 3 hereof.

                    2. TERM. Employee's term of employment under this Agreement shall commence on the date hereof (the "Commencement Date") and shall continue for a period through and including the fourth anniversary of the Commencement Date (the "Employment Term") unless extended in writing by both parties or earlier terminated pursuant to the terms and conditions set forth herein.

                    3. DUTIES. (a) Employee shall be employed as the President of Health Acquisition Corporation ("HAC"), a wholly owned subsidiary of the Company. It is agreed that Employee shall perform his services in HAC's Queens, New York facilities, or any other facilities mutually agreeable to the parties. The rights and duties of Employee shall not in any way be curtailed by the Company without his consent nor shall he be deprived of the dignity ordinarily associated with his offices.

          (b) Employee agrees to abide by all By-laws and applicable policies of the Company promulgated from time to time by the Board of Directors of the Company, including without limitation the Business Policies of the Company annexed hereto as Annex A..

                    4. EXCLUSIVE SERVICES AND BEST EFFORTS. Employee shall devote all of his working time, attention, best efforts and ability during regular business hours exclusively to the service of the Company, its affiliates and subsidiaries during the term of this Agreement.

                    5. COMPENSATION. As compensation for his services and covenants hereunder, the Company shall pay Employee the following:

          (a) BASE SALARY. The Company shall pay Employee a minimum base salary ("Salary") of $157,500 per year. The Salary shall be subject to review and adjustment on an annual basis beginning November 1, 1998, (if this contract is then in effect) or, at the Company's discretion, on such earlier date as the Company may designate; provided, however, that in no event shall Employee's Salary be adjusted below the Salary designated herein.

          (b)  BONUS   COMPENSATION.   The  Company  may  pay   Employee   bonus
compensation in such amounts and at such times as the Board of Directors or the Chairman of the Board of the Company shall determine.

          (c) OPTIONS. The Company shall grant to Employee as soon as practicable following the date hereof an option to purchase twenty thousand (20,000) shares of the Company's common stock for a period of ten years from the date of grant and having an exercise price per share equal to the fair market value of such common stock on the date of grant, pursuant to the terms of the Company's 1992 Stock Option Plan, as amended to date (the "Plan"), and any related stock option agreement required to be executed in connection therewith. Such option shall be immediately exercisable as to all the shares covered thereby and shall be, to the extent permitted by the terms of the Plan and applicable laws, rules and regulations, an incentive stock option as contemplated by the Internal Revenue Code of 1986, as amended.

                    6. BUSINESS EXPENSES. Employee shall be reimbursed for, and entitled to advances (subject to repayment to the Company if not actually incurred by Employee) with respect to, those business expenses incurred by him which are reasonable and necessary for Employee to perform his duties under this Agreement in accordance with policies established from time to time by the Company.

                    7. EMPLOYEE BENEFITS. (a) During the Employment Term, Employee shall be entitled to such insurance, disability and health and medical benefits and be entitled to participate in such retirement plans or programs as generally made available to executive officers of the Company pursuant to the policies of the Company; provided that Employee shall be required to comply with the conditions attendant to coverage by such plans and shall comply with and be entitled to benefits only in accordance with the terms and conditions of such plans. Employee shall be entitled to three weeks paid vacation each year during the Employment Term at such times as does not, in the reasonable opinion of the Board of Directors, interfere with Employee's performance of his duties hereunder. The Company may withhold from any benefits payable to Employee all federal, state, local and other taxes and amounts as shall be permitted or required pursuant to law, rule or regulation. In addition to the foregoing, the Company shall pay to Employee the full amount of Employee's annual contribution under the Company's Premium Conversion Plan, payable in accordance with the Company's normal payment practices.

          (b) Employee shall be entitled to receive the sum of $550 per month as an automobile allowance provided at the expense of the Company from the Commencement Date and during the Employment Term, which allowance shall be exclusive of all expenses related to insurance, repairs and maintenance for such automobile, which expenses also shall be the responsibility of the Company. Employee agrees not to lease any automobile covered by such allowance for a term longer than two years. Notwithstanding the foregoing, the Company may, at its option, elect to provide Employee an automobile of the make, model and year mutually agreeable to the Company and Employee, all costs of which associated with insurance, repairs, maintenance and other expenses shall be the responsibility of the Company, in lieu of the above described automobile allowances, all as may be mutually agreed between Employee and the Company.
Employee acknowledges that some or all of the foregoing may be deemed compensation to him.

                    8. DEATH AND DISABILITY. (a) The Employment Term shall terminate on the date of Employee's death, in which event Employee's Salary, reimbursable expenses and benefits owing to Employee through the date of Employee's death shall be paid to his estate. Employee's estate will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(a).

          (b) If, during the Employment Term, in the opinion of a duly licensed physician selected by Employee and reasonably acceptable to the Company, Employee, because of physical or mental illness or incapacity, shall become substantially unable to perform the duties and services required of him under this Agreement for a period of six consecutive months the Company may, upon at least twenty (20) days' prior written notice given at any time after the expiration of such six-month period to Employee of its intention to do so, terminate this Agreement as of such date as may be set forth in the notice. In case of such termination, Employee shall be entitled to receive his Salary, reimbursable expenses and benefits owing to Employee through the date of termination. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(b).

                    9. TERMINATION FOR CAUSE. (a) The Company may terminate the employment of Employee for Cause (as hereinafter defined). Upon such termination, the Company shall be released from any and all further obligations under this Agreement, except that the Company shall be obligated to pay Employee his Salary, reimbursable expenses and benefits owing to Employee through the day on which Employee is terminated. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 9(a).

          (b) As used herein, the term "Cause" shall mean: (i) the willful failure of Employee to perform his duties pursuant to Paragraph 3 hereof, which failure is not cured by Employee within thirty days following written notice thereof from the Company; (ii) any other material breach of this Agreement by Employee, including any of the material representations or warranties made by Employee; (iii) any act, or failure to act, by Employee in bad faith or intentionally to the detriment of the Company; (iv) the commission by Employee of an act involving moral turpitude, dishonesty, theft, unethical business conduct, or any other conduct which significantly impairs the reputation of, or harms, the Company, its subsidiaries or affiliates; or (v) any misrepresentation, concealment or omission by Employee of any material fact in seeking employment hereunder.

                    10. CHANGE IN CONTROL. In the event of a Change in Control, as defined below, of the Company, the Company shall pay to Employee a lump-sum amount equal to one-half of Employee's Salary at the time of the occurrence of such Change in Control, which amount shall be paid within ten days after such occurrence. The foregoing payment shall be in addition to and shall not reduce or in any way affect the terms of payment of any amounts to which Employee shall be entitled hereunder. The Company hereby agrees to obtain an agreement from any successor to assume and agree to honor and perform this Agreement. For purposes of this Agreement, a "Change in Control" shall have occurred if:

          (i) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities;

          (ii) during any period of not more than two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

          (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 30% of the combined voting power of the Company's then outstanding securities; or

          (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                    11. DISCLOSURE OF INFORMATION AND RESTRICTIVE COVENANT. Employee acknowledges that, by his employment, he has been and will be in a confidential relationship with the Company and will have access to confidential information and trade secrets of the Company, its subsidiaries and affiliates. Confidential information and trade secrets include, but are not limited to, customer, supplier and client lists, price lists, marketing, distribution and sales strategies and procedures, operational and equipment techniques, business plans and systems, quality control procedures and systems, special projects and technological research, including projects, research and reports for any entity or client or any project, research, report or the like concerning sales or manufacturing or new technology, employee compensation plans and any other information relating thereto, and any other records, files, drawings, inventions, discoveries, applications, processes, data and information concerning the business of the Company which are not in the public domain. Employee agrees that in consideration of the execution of this Agreement by the Company, except in any way with respect to foreign affiliates of the Company as of the date hereof:

          (a) Employee will not, during the term of this Agreement or at any time thereafter, use, or disclose to any third party, trade secrets or confidential information of the Company, including, but not limited to, confidential information or trade secrets belonging or relating to the Company, its subsidiaries, affiliates, customers and clients or proprietary processes or procedures of the Company, its subsidiaries, affiliates, customers and clients. Proprietary processes and procedures shall include, but shall not be limited to, all information which is known or intended to be known only to employees of the Company, its respective subsidiaries and affiliates or others in a confidential relationship with the Company or its respective subsidiaries and affiliates which relates to business matters.

          (b) Employee will not, during the term of this Agreement and, unless Employee's employment hereunder is terminated by Employer for Good Reason or by the Company without Cause, for a period of one (1) year thereafter, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, engage in or participate in any business activity, including, but not limited to, acting as a director, officer, employee, agent, independent contractor, partner, consultant, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor or with a person having any other relationship with any other business, company, firm occupation or business activity, in any geographic area within the United States that is, directly or indirectly, competitive with any business conducted by the Company or any of its subsidiaries or affiliates during the term of this Agreement or thereafter. Should Employee own 5% or less of the issued and outstanding shares of a class of securities of a corporation the securities of which are traded on a national securities exchange or in the over-the-counter market, such ownership shall not cause Employee to be deemed a shareholder under this Paragraph 11(b).

          (c) Employee will not, during the term of this Agreement and for a period of one (1) year thereafter, on his behalf or on behalf of any other business enterprise, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, solicit or induce any creditor, customer, supplier, officer, employee or agent of the Company or any of its subsidiaries or affiliates to sever its relationship with or leave the employ of any of such entities.

          (d) This Paragraph 11 and Paragraphs 12, 13 and 14 hereof shall survive the expiration or termination of this Agreement for any reason.

          (e) It is expressly agreed by Employee that the nature and scope of each of the provisions set forth above in this Paragraph 11 are reasonable and necessary. If, for any reason, any aspect of the above provisions as it applies to Employee is determined by a court of competent jurisdiction to be unreasonable or unenforceable, the provisions shall only be modified to the minimum extent required to make the provisions reasonable and/or enforceable, as the case may be. Employee acknowledges and agrees that his services are of a unique character and expressly grants to the Company or any subsidiary, successor or assignee of the Company, the right to enforce the provisions above through the use of all remedies available at law or in equity, including, but not limited to, injunctive relief.

                    12. COMPANY PROPERTY. (a) Any patents, inventions, discoveries, applications or processes, designs, devised, planned, applied, created, discovered or invented by Employee in the course of Employee's employment under this Agreement and which pertain to any aspect of the Company's or its respective subsidiaries' or affiliates' business shall be the sole and absolute property of the Company, and Employee shall make prompt report thereof to the Company and promptly execute any and all documents reasonably requested to assure the Company the full and complete ownership thereof.

          (b) All records, files, lists, including computer generated lists, drawings, documents, equipment and similar items relating to the Company's business which Employee shall prepare or receive from the Company shall remain the Company's sole and exclusive property. Upon termination of this Agreement, Employee shall promptly return to the Company all property of the Company in his possession. Employee further represents that he will not copy or cause to be copied, print out or cause to be printed out any software, documents or other materials originating with or belonging to the Company. Employee additionally represents that, upon termination of his employment with the Company, he will not retain in his possession any such software, documents or other materials.

                    13. REMEDY. It is mutually understood and agreed that Employee's services are special, unique, unusual, extraordinary and of an intellectual character giving them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in the event of any breach of this Agreement by Employee, including, but not limited to, the breach of the non-disclosure, non-solicitation and non-compete clauses under Paragraph 11 hereof, the Company shall be entitled to equitable relief by way of injunction or otherwise in addition to damages the Company may be entitled to recover. In addition, the Company shall be entitled to reimbursement from Employee, upon request, of any and all reasonable attorneys' fees and expenses incurred by it in enforcing any term or provision of this Agreement.

                    14. REPRESENTATIONS AND WARRANTIES OF EMPLOYEE. (a) In order to induce the Company to enter into this Agreement, Employee hereby represents and warrants to the Company as follows: (i) Employee has the legal capacity and unrestricted right to execute and deliver this Agreement and to perform all of his obligations hereunder; (ii) the execution and delivery of this Agreement by Employee and the performance of his obligations hereunder will not violate or be in conflict with any fiduciary or other duty, instrument, agreement, document, arrangement or other understanding to which Employee is a party or by which he is or may be bound or subject; and (iii) Employee is not a party to any instrument, agreement, document, arrangement or other understanding with any person (other than the Company) requiring or restricting the use or disclosure of any confidential information or the provision of any employment, consulting or other services.

          (b) Employee hereby agrees to indemnify and hold harmless the Company from and against any and all losses, costs, damages and expenses (including, without limitation, its reasonable attorneys' fees) incurred or suffered by the Company resulting from any breach by Employee of any of his representations or warranties set forth in Paragraph 14(a) hereof.

                    15. NOTICES. All notices given hereunder shall be in writing and shall be deemed effectively given when mailed, if sent by registered or certified mail, return receipt requested, addressed to Employee at his address set forth on the first page of this Agreement and to the Company at its address set forth on the first page of this Agreement, Attention: Chairman of the Board, with a copy to Parker Chapin Flattau & Klimpl, LLP, 1211 Avenue of the Americas, New York, New York 10036, Attention: Gary J. Simon, Esq., or at such address as such party shall have designated by a notice given in accordance with this Paragraph 15, or when actually received by the party for whom intended, if sent by any other means.

                    16. ENTIRE AGREEMENT. This Agreement constitutes the entire understanding of the parties with respect to its subject matter and no change, alteration or modification hereof may be made except in writing signed by the parties hereto. Any prior or other agreements, promises, negotiations or representations not expressly set forth in this Agreement are of no force or effect.

                    17. SEVERABILITY. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability, the remainder of this Agreement shall continue in full force and effect.

                    18. WAIVERS, MODIFICATIONS, ETC. No amendment, modification or waiver of any provision of this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                    19. ASSIGNMENT. Neither this Agreement, nor any of Employee's rights, powers, duties or obligations hereunder, may be assigned by Employee. This Agreement shall be binding upon and inure to the benefit of Employee and his heirs and legal representatives and the Company and its successors and assigns. Successors of the Company shall include, without limitation, any corporation or corporations acquiring, directly or indirectly, all or substantially all of the assets of the Company, whether by merger, consolidation, purchase, lease or otherwise, and such successor shall thereafter be deemed "the Company" for the purpose hereof.

                    20. APPLICABLE LAW. This Agreement shall be deemed to have been made, drafted, negotiated and the transactions contemplated hereby consummated and fully performed in the State of New York and shall be governed by and construed in accordance with the laws of the State of New York, without regard to the conflicts of law rules thereof. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, order or regulation, contrary to which the parties hereto have no legal right to contract, the latter shall prevail, but in such event any provision of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

                    21. JURISDICTION AND VENUE. It is hereby irrevocably agreed that all disputes or controversies between the Company and Employee arising out of, in connection with or relating to this Agreement shall be exclusively heard, settled and determined by arbitration to be held in the City of New York, County of New York, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. The parties also agree that judgment may be entered on the arbitrator's award by any court having jurisdiction thereof and the parties consent to the jurisdiction of any court located in the City of New York, County of New York, for this purpose.

                    22. FULL UNDERSTANDING. Employee represents and agrees that he fully understands his right to discuss all aspects of this Agreement with his private attorney, that to the extent, if any that he desired, he availed himself of this right, that he has carefully read and fully understands all of the provisions of this Agreement, that he is competent to execute this Agreement, that his agreement to execute this Agreement has not been obtained by any duress and that he freely and voluntarily enters into it, and that he has read this document in its entirety and fully understands the meaning, intent and consequences of this document which is that it constitutes an agreement of employment.

                    23. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same agreement.

                    IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

NATIONAL HOME HEALTH CARE CORP.


By: ___________________________________
      Name:
      Title:

    -----------------------------------
      Richard Garofalo

                        ADDENDUM TO EMPLOYMENT AGREEMENT:
                        ---------------------------------

              Business Policies of National Home Health Care Corp.
              ----------------------------------------------------


                  This addendum supplements and is hereby incorporated into the terms of the Employment Agreement to which this is attached. The Company has set forth in this addendum basic principles and standards of conduct that senior management of the Company are expected to follow in all respects. Every employee of the Company has a personal responsibility to abide by each of the standards. Each person, alone, is responsible for his actions. No one will be permitted to justify an illegal act by claiming it was ordered by someone higher in management. No one, regardless of level of position, is ever authorized to direct an employee to commit an illegal or unethical act.

                  As a summary of basic principles, this addendum does not include all the rules and regulations that apply to every situation. The absence of a specific practice or instruction covering a particular situation does not relieve an employee from exercising the highest ethical standards applicable to the circumstances. If an employee has questions as to what the proper course of conduct should be in any given situation, consult the Chairman of the Board of the Company and the Company's legal counsel.

                  Violations of the guidelines set forth below can result in disciplinary action, including dismissal, and possible criminal prosecution.

                  Any reprisal against an employee who is good faith reports a violation or suspected violation of law or company policies is strictly forbidden.

                  1. It is the Company's policy to comply fully with the law. We should avoid even the appearance of wrongdoing and, at all times, should conduct our business according to the highest ethical standards.

          Since the Company is a home health care company, there are many state and federal law and regulation which affect and define the responsibilities of each employee. These laws and regulations must be adhered to at all times. If there is ever any doubt on the part of an employee about the meaning of a law or regulation the employee must check with corporate counsel or special counsel. The employee is responsible for designing, implementing and monitoring quality control programs to assure that Company policies are being followed and that all personnel are in compliance. In connection with any compliance program, it is vital that the employee be sure that no falsification of records be allowed and the employee must undertake to have programs developed to assure that this does not happen.

                  2. The Company shall not tolerate any unfair competition. Additional guidelines relating to this general policy are:


- do not interfere with contracts made between a prospective customer and a competitor.

-        never engage in commercial bribery.

-        do not disparage a competitor's services.

-        be accurate  and  truthful  in all  dealings
         with   customers   and  be  careful  not  to
         misrepresent the state and qualify, features or availability of our services.

                  3. The Company awards business to suppliers solely on merit. No employee should have any relationship, financial or otherwise, with any supplier or competitor that might be construed as a conflict of interest or that might even appear to impair his or her independent judgment on behalf of the Company. Gifts, loans or any other thing of significant value should not be accepted or solicited, even indirectly.

                  4. Each employee's primary obligation is to the Company, and, therefore, any form of outside activity must be kept totally separate from employment with the Company. no outside activity should involve the use of Company assets, materials or facilities.

                  5. No employee may use his or her position in the Company for outside gain or benefit, nor should any employee use property or other confidential or private confidential information in any outside activity.

                  6. The law requires that the Company's books and records accurately and fairly reflect transactions in reasonable detail, and that the Company's internal accounting controls provide reasonable assurances that:

-        transactions are carried out in an authorized matter.

- transactions have been reported and recorded to permit correct preparation of financial statements and to maintain accurate records of assets. Access to assets is in accordance with management's authorization.

- inventories of assets are taken periodically and appropriate action is taken to correct discrepancies.

                  7. Every employee who has control over Company funds is personally accountable for such funds. There are no exceptions to this rule.

          When spending Company money or personal money that will be reimbursed, or requesting services that will cause Company money to be spent, the employee involved should make sure the Company received proper value in return and should be sure the expenditure is for a legitimate business purpose.

          Anyone responsible for the handling of Company revenue, and the associated records and materials, is accountable for their safe keeping.

                  8. The Company categorically forbids the use of corporate funds for the support of political parties or candidates. No employee is authorized to make or approve such a contribution.

                  9. Company business records must always be prepared accurately and reliably, since they are of critical importance to the Company's meeting its financial, legal and management obligations.

                  10. Records containing personal data on patients and the Company's employees are confidential. As such, they are to be carefully safeguarded and kept current and accurate. They should be disclosed only to authorized personnel having a "need to know" or pursuant to lawful processes. Should you have any questions about disclosure, consult with the Company's legal counsel before disclosing.

                  11. When a dishonest act by an employee is discovered it should be reported immediately and directly to the Chairman of the Board of the Company.

                  12. The Company encourages employees to participate in its future by investing in its securities. However, in trading in Company securities each employee should be aware that it may be illegal (and possible result in civil or criminal penalties) to buy or sell Company securities while in possession of material non-public information about the Company.

          Material information can be anything that could have actual significance in an investors decision such as acquisition plans, dividends, earnings, new contracts, products, major regulatory, court or legislative events and major management changes or other business plans. Employees aware of such information prior to its being made public, should not buy or sell Company securities until the information has been made public.

          Employees should not trade in the securities of other companies when they know material non-public information about these companies which they learn as part of their job. For example, an employee may learn that another company is being considered for a major contract or any other information which could have actual significance in an investor's decision about the securities of the other company.

          Employees should keep any such information about the Company or any other company secret and use it only for Company purposes, because it is unlawful to "tip" others who may buy or sell such securities, even though the tipper does not.

          Some types of trading -- even if innocent -- could appear to the public and to public officials to be based on the misuse of inside information concerning the Company. To avoid even an appearance of impropriety, employees are not to engage in short term speculation in company securities (that is, the purchase and sale on the open market within a six month period). Nor should an employee engage in any transaction when he stands to profit due to the short term savings in the value of the Company's securities. An example of this type of trading includes "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price when they are due for deliver.

                                                                   Exhibit 10.6

                              EMPLOYMENT AGREEMENT
                              --------------------

                    This Employment Agreement dated as of November 1, 1997, between National Home Health Care Corp., a Delaware corporation having an address at 700 White Plains Road, Scarsdale, New York 10583 (the "COMPANY"), and Robert P. Heller, an individual having an address at 700 White Plains Road, Scarsdale, New York 10583 ("EMPLOYEE").

                              W I T N E S S E T H :
                              ---------------------

                    WHEREAS, the Company desires that Employee be employed by it and render services to it, and Employee is willing to be so employed and to render such services to the Company, all upon the terms and subject to the conditions contained herein.

                    NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

                    1. EMPLOYMENT. Subject to and upon the terms and conditions contained in this Agreement, the Company hereby agrees to employ Employee and Employee agrees to enter the employ of the Company, for the period set forth in Paragraph 2 hereof, to render the services to the Company, its affiliates and/or subsidiaries described in Paragraph 3 hereof.

                    2. TERM. Employee's term of employment under this Agreement shall commence on the date hereof (the "Commencement Date") and shall continue for a period through and including the fourth anniversary of the Commencement Date (the "Employment Term") unless extended in writing by both parties or earlier terminated pursuant to the terms and conditions set forth herein.

                    3. DUTIES. (a) Employee shall be employed as the Company's Executive Vice President of Finance, Chief Financial Officer and Treasurer. It is agreed that Employee shall perform his services in the Company's Scarsdale, New York facilities, or any other facilities mutually agreeable to the parties. The rights and duties of Employee shall not in any way be curtailed by the Company without his consent nor shall he be deprived of the dignity ordinarily associated with his offices.

          (b) Employee agrees to abide by all By-laws and applicable policies of the Company promulgated from time to time by the Board of Directors of the Company, including without limitation the Business Policies of the Company annexed hereto as Annex A.

                    4. EXCLUSIVE SERVICES AND BEST EFFORTS. Employee shall devote all of his working time, attention, best efforts and ability during regular business hours exclusively to the service of the Company, its affiliates and subsidiaries during the term of this Agreement.

                    5. COMPENSATION. As compensation for his services and covenants hereunder, the Company shall pay Employee the following:

          (a) BASE SALARY. The Company shall pay Employee a minimum base salary ("Salary") of $122,500 per year. The Salary shall be subject to review and adjustment on an annual basis beginning November 1, 1998, (if this contract is then in effect) or, at the Company's discretion, on such earlier date as the Company may designate; provided, however, that in no event shall Employee's Salary be adjusted below the Salary designated herein.

          (b)  BONUS   COMPENSATION.   The  Company  may  pay   Employee   bonus
compensation in such amounts and at such times as the Board of Directors or the Chairman of the Board shall determine.

          (c) OPTIONS. The Company shall grant to Employee as soon as practicable following the date hereof an option to purchase ten thousand (10,000) shares of the Company's common stock for a period of ten years from the date of grant and having an exercise price per share equal to the fair market value of such common stock on the date of grant, pursuant to the terms of the Company's 1992 Stock Option Plan, as amended to date (the "Plan"), and any related stock option agreement required to be executed in connection therewith. Such option shall be immediately exercisable as to all the shares covered thereby and shall be, to the extent permitted by the terms of the Plan and applicable laws, rules and regulations, an incentive stock option as contemplated by the Internal Revenue Code of 1986, as amended.

                    6. BUSINESS EXPENSES. Employee shall be reimbursed for, and entitled to advances (subject to repayment to the Company if not actually incurred by Employee) with respect to, those business expenses incurred by him which are reasonable and necessary for Employee to perform his duties under this Agreement in accordance with policies established from time to time by the Company.

                    7. EMPLOYEE BENEFITS. (a) During the Employment Term, Employee shall be entitled to such insurance, disability and health and medical benefits and be entitled to participate in such retirement plans or programs as generally made available to executive officers of the Company pursuant to the policies of the Company; provided that Employee shall be required to comply with the conditions attendant to coverage by such plans and shall comply with and be entitled to benefits only in accordance with the terms and conditions of such plans. Employee shall be entitled to three weeks paid vacation each year during the Employment Term at such times as does not, in the reasonable opinion of the Board of Directors, interfere with Employee's performance of his duties hereunder. The Company may withhold from any benefits payable to Employee all federal, state, local and other taxes and amounts as shall be permitted or required pursuant to law, rule or regulation. In addition to the foregoing, the Company shall pay to Employee the full amount of Employee's annual contribution under the Company's Premium Conversion Plan, payable in accordance with the Company's normal payment practices.

          (b) Employee shall be entitled to receive the sum of $550 per month as an automobile allowance provided at the expense of the Company from the Commencement Date and during the Employment Term, which allowance shall be exclusive of all expenses related to insurance, repairs and maintenance for such automobile, which expenses also shall be the responsibility of the Company. Employee agrees not to lease any automobile covered by such allowance for a term longer than two years. Notwithstanding the foregoing, the Company may, at its option, elect to provide Employee an automobile of the make, model and year mutually agreeable to the Company and Employee, all costs of which associated with insurance, repairs, maintenance and other expenses shall be the responsibility of the Company, in lieu of the above described automobile allowances, all as may be mutually agreed between Employee and the Company.
Employee acknowledges that some or all of the foregoing may be deemed compensation to him.

                    8. DEATH AND DISABILITY. (a) The Employment Term shall terminate on the date of Employee's death, in which event Employee's Salary, reimbursable expenses and benefits owing to Employee through the date of Employee's death shall be paid to his estate. Employee's estate will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(a).

          (b) If, during the Employment Term, in the opinion of a duly licensed physician selected by Employee and reasonably acceptable to the Company, Employee, because of physical or mental illness or incapacity, shall become substantially unable to perform the duties and services required of him under this Agreement for a period of six consecutive months the Company may, upon at least twenty (20) days' prior written notice given at any time after the expiration of such six-month period to Employee of its intention to do so, terminate this Agreement as of such date as may be set forth in the notice. In case of such termination, Employee shall be entitled to receive his Salary, reimbursable expenses and benefits owing to Employee through the date of termination. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 8(b).

                    9. TERMINATION. (a) The Company may terminate the employment of Employee for Cause (as hereinafter defined). Upon such termination, the Company shall be released from any and all further obligations under this Agreement, except that the Company shall be obligated to pay Employee his Salary, reimbursable expenses and benefits owing to Employee through the day on which Employee is terminated. Employee will not be entitled to any other compensation upon termination of this Agreement pursuant to this Paragraph 9(a).

          (b) As used herein, the term "Cause" shall mean: (i) the willful failure of Employee to perform his duties pursuant to Paragraph 3 hereof, which failure is not cured by Employee within thirty days following written notice thereof from the Company; (ii) any other material breach of this Agreement by Employee, including any of the material representations or warranties made by Employee; (iii) any act, or failure to act, by Employee in bad faith or intentionally to the detriment of the Company; (iv) the commission by Employee of an act involving moral turpitude, dishonesty, theft, unethical business conduct, or any other conduct which significantly impairs the reputation of, or harms, the Company, its subsidiaries or affiliates; or (v) any misrepresentation, concealment or omission by Employee of any material fact in seeking employment hereunder.

          (c) Notwithstanding anything to the contrary herein, including without limitation Paragraph 2 hereof, the Company may terminate the employment of Employee without Cause. Upon such termination, the Company shall be released from any and all further obligations under this Agreement, except that the Company shall be obligated to pay Employee his Salary, any amount payable pursuant to Paragraph 10 hereof, reimbursable expenses and benefits owing to Employee through the six-month anniversary of the day on which Employee is so terminated. Employee will not be entitled to any other compensation upon termination of this Agreement.

                    10. CHANGE IN CONTROL. In the event of a Change in Control, as defined below, of the Company during the Employment Term, the Company shall pay to Employee a lump-sum amount equal to one-half of Employee's Salary at the time of the occurrence of such Change in Control, which amount shall be paid within ten days after such occurrence. The foregoing payment shall be in addition to and shall not reduce or in any way affect the terms of payment of any amounts to which Employee shall be entitled hereunder. The Company hereby agrees to obtain an agreement from any successor to assume and agree to honor and perform this Agreement. For purposes of this Agreement, a "Change in Control" shall have occurred if:

          (i) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities;

          (ii) during any period of not more than two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof;

          (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 30% of the combined voting power of the Company's then outstanding securities; or

          (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                    11. DISCLOSURE OF INFORMATION AND RESTRICTIVE COVENANT. Employee acknowledges that, by his employment, he has been and will be in a confidential relationship with the Company and will have access to confidential information and trade secrets of the Company, its subsidiaries and affiliates. Confidential information and trade secrets include, but are not limited to, customer, supplier and client lists, price lists, marketing, distribution and sales strategies and procedures, operational and equipment techniques, business plans and systems, quality control procedures and systems, special projects and technological research, including projects, research and reports for any entity or client or any project, research, report or the like concerning sales or manufacturing or new technology, employee compensation plans and any other information relating thereto, and any other records, files, drawings, inventions, discoveries, applications, processes, data and information concerning the business of the Company which are not in the public domain. Employee agrees that in consideration of the execution of this Agreement by the Company, except in any way with respect to foreign affiliates of the Company as of the date hereof:

          (a) Employee will not, during the term of this Agreement or at any time thereafter, use, or disclose to any third party, trade secrets or confidential information of the Company, including, but not limited to, confidential information or trade secrets belonging or relating to the Company, its subsidiaries, affiliates, customers and clients or proprietary processes or procedures of the Company, its subsidiaries, affiliates, customers and clients. Proprietary processes and procedures shall include, but shall not be limited to, all information which is known or intended to be known only to employees of the Company, its respective subsidiaries and affiliates or others in a confidential relationship with the Company or its respective subsidiaries and affiliates which relates to business matters.

          (b) Employee will not, during the term of this Agreement and, unless Employee's employment hereunder is terminated by Employer for Good Reason or by the Company without Cause, for a period of one (1) year thereafter, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, engage in or participate in any business activity, including, but not limited to, acting as a director, officer, employee, agent, independent contractor, partner, consultant, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor or with a person having any other relationship with any other business, company, firm occupation or business activity, in any geographic area within the United States that is, directly or indirectly, competitive with any business conducted by the Company or any of its subsidiaries or affiliates during the term of this Agreement or thereafter. Should Employee own 5% or less of the issued and outstanding shares of a class of securities of a corporation the securities of which are traded on a national securities exchange or in the over-the-counter market, such ownership shall not cause Employee to be deemed a shareholder under this Paragraph 11(b).

          (c) Employee will not, during the term of this Agreement and for a period of one (1) year thereafter, on his behalf or on behalf of any other business enterprise, directly or indirectly, under any circumstance other than at the direction and for the benefit of the Company, solicit or induce any creditor, customer, supplier, officer, employee or agent of the Company or any of its subsidiaries or affiliates to sever its relationship with or leave the employ of any of such entities.

          (d) This Paragraph 11 and Paragraphs 12, 13 and 14 hereof shall survive the expiration or termination of this Agreement for any reason.

          (e) It is expressly agreed by Employee that the nature and scope of each of the provisions set forth above in this Paragraph 11 are reasonable and necessary. If, for any reason, any aspect of the above provisions as it applies to Employee is determined by a court of competent jurisdiction to be unreasonable or unenforceable, the provisions shall only be modified to the minimum extent required to make the provisions reasonable and/or enforceable, as the case may be. Employee acknowledges and agrees that his services are of a unique character and expressly grants to the Company or any subsidiary, successor or assignee of the Company, the right to enforce the provisions above through the use of all remedies available at law or in equity, including, but not limited to, injunctive relief.

                    12. COMPANY PROPERTY. (a) Any patents, inventions, discoveries, applications or processes, designs, devised, planned, applied, created, discovered or invented by Employee in the course of Employee's employment under this Agreement and which pertain to any aspect of the Company's or its respective subsidiaries' or affiliates' business shall be the sole and absolute property of the Company, and Employee shall make prompt report thereof to the Company and promptly execute any and all documents reasonably requested to assure the Company the full and complete ownership thereof.

          (b) All records, files, lists, including computer generated lists, drawings, documents, equipment and similar items relating to the Company's business which Employee shall prepare or receive from the Company shall remain the Company's sole and exclusive property. Upon termination of this Agreement, Employee shall promptly return to the Company all property of the Company in his possession. Employee further represents that he will not copy or cause to be copied, print out or cause to be printed out any software, documents or other materials originating with or belonging to the Company. Employee additionally represents that, upon termination of his employment with the Company, he will not retain in his possession any such software, documents or other materials.

                    13. REMEDY. It is mutually understood and agreed that Employee's services are special, unique, unusual, extraordinary and of an intellectual character giving them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Accordingly, in the event of any breach of this Agreement by Employee, including, but not limited to, the breach of the non-disclosure, non-solicitation and non-compete clauses under Paragraph 11 hereof, the Company shall be entitled to equitable relief by way of injunction or otherwise in addition to damages the Company may be entitled to recover. In addition, the Company shall be entitled to reimbursement from Employee, upon request, of any and all reasonable attorneys' fees and expenses incurred by it in enforcing any term or provision of this Agreement.

                    14. REPRESENTATIONS AND WARRANTIES OF EMPLOYEE. (a) In order to induce the Company to enter into this Agreement, Employee hereby represents and warrants to the Company as follows: (i) Employee has the legal capacity and unrestricted right to execute and deliver this Agreement and to perform all of his obligations hereunder; (ii) the execution and delivery of this Agreement by Employee and the performance of his obligations hereunder will not violate or be in conflict with any fiduciary or other duty, instrument, agreement, document, arrangement or other understanding to which Employee is a party or by which he is or may be bound or subject; and (iii) Employee is not a party to any instrument, agreement, document, arrangement or other understanding with any person (other than the Company) requiring or restricting the use or disclosure of any confidential information or the provision of any employment, consulting or other services.

          (b) Employee hereby agrees to indemnify and hold harmless the Company from and against any and all losses, costs, damages and expenses (including, without limitation, its reasonable attorneys' fees) incurred or suffered by the Company resulting from any breach by Employee of any of his representations or warranties set forth in Paragraph 14(a) hereof.

                    15. NOTICES. All notices given hereunder shall be in writing and shall be deemed effectively given when mailed, if sent by registered or certified mail, return receipt requested, addressed to Employee at his address set forth on the first page of this Agreement and to the Company at its address set forth on the first page of this Agreement, Attention: Chairman of the Board, with a copy to Parker Chapin Flattau & Klimpl, LLP, 1211 Avenue of the Americas, New York, New York 10036, Attention: Gary J. Simon, Esq., or at such address as such party shall have designated by a notice given in accordance with this Paragraph 15, or when actually received by the party for whom intended, if sent by any other means.

                    16. ENTIRE AGREEMENT. This Agreement constitutes the entire understanding of the parties with respect to its subject matter and no change, alteration or modification hereof may be made except in writing signed by the parties hereto. Any prior or other agreements, promises, negotiations or representations not expressly set forth in this Agreement are of no force or effect.

                    17. SEVERABILITY. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability, the remainder of this Agreement shall continue in full force and effect.

                    18. WAIVERS, MODIFICATIONS, ETC. No amendment, modification or waiver of any provision of this Agreement shall be effective unless the same shall be in writing and signed by each of the parties hereto, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                    19. ASSIGNMENT. Neither this Agreement, nor any of Employee's rights, powers, duties or obligations hereunder, may be assigned by Employee. This Agreement shall be binding upon and inure to the benefit of Employee and his heirs and legal representatives and the Company and its successors and assigns. Successors of the Company shall include, without limitation, any corporation or corporations acquiring, directly or indirectly, all or substantially all of the assets of the Company, whether by merger, consolidation, purchase, lease or otherwise, and such successor shall thereafter be deemed "the Company" for the purpose hereof.

                    20. APPLICABLE LAW. This Agreement shall be deemed to have been made, drafted, negotiated and the transactions contemplated hereby consummated and fully performed in the State of New York and shall be governed by and construed in accordance with the laws of the State of New York, without regard to the conflicts of law rules thereof. Nothing contained in this Agreement shall be construed so as to require the commission of any act contrary to law, and whenever there is any conflict between any provision of this Agreement and any statute, law, ordinance, order or regulation, contrary to which the parties hereto have no legal right to contract, the latter shall prevail, but in such event any provision of this Agreement so affected shall be curtailed and limited only to the extent necessary to bring it within the legal requirements.

                    21. JURISDICTION AND VENUE. It is hereby irrevocably agreed that all disputes or controversies between the Company and Employee arising out of, in connection with or relating to this Agreement shall be exclusively heard, settled and determined by arbitration to be held in the City of New York, County of New York, in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect. The parties also agree that judgment may be entered on the arbitrator's award by any court having jurisdiction thereof and the parties consent to the jurisdiction of any court located in the City of New York, County of New York, for this purpose.

                    22. FULL UNDERSTANDING. Employee represents and agrees that he fully understands his right to discuss all aspects of this Agreement with his private attorney, that to the extent, if any that he desired, he availed himself of this right, that he has carefully read and fully understands all of the provisions of this Agreement, that he is competent to execute this Agreement, that his agreement to execute this Agreement has not been obtained by any duress and that he freely and voluntarily enters into it, and that he has read this document in its entirety and fully understands the meaning, intent and consequences of this document which is that it constitutes an agreement of employment.


                    23. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same agreement.

                    IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

NATIONAL HOME HEALTH CARE CORP.


By: ___________________________________
      Name:
      Title:

    -----------------------------------
      Robert P. Heller

                        ADDENDUM TO EMPLOYMENT AGREEMENT:
                        ---------------------------------

              Business Policies of National Home Health Care Corp.
              ----------------------------------------------------


                  This addendum supplements and is hereby incorporated into the terms of the Employment Agreement to which this is attached. The Company has set forth in this addendum basic principles and standards of conduct that senior management of the Company are expected to follow in all respects. Every employee of the Company has a personal responsibility to abide by each of the standards. Each person, alone, is responsible for his actions. No one will be permitted to justify an illegal act by claiming it was ordered by someone higher in management. No one, regardless of level of position, is ever authorized to direct an employee to commit an illegal or unethical act.

                  As a summary of basic principles, this addendum does not include all the rules and regulations that apply to every situation. The absence of a specific practice or instruction covering a particular situation does not relieve an employee from exercising the highest ethical standards applicable to the circumstances. If an employee has questions as to what the proper course of conduct should be in any given situation, consult the Chairman of the Board of the Company and the Company's legal counsel.

                  Violations of the guidelines set forth below can result in disciplinary action, including dismissal, and possible criminal prosecution.

                  Any reprisal against an employee who is good faith reports a violation or suspected violation of law or company policies is strictly forbidden.

                  1. It is the Company's policy to comply fully with the law. We should avoid even the appearance of wrongdoing and, at all times, should conduct our business according to the highest ethical standards.

          Since the Company is a home health care company, there are many state and federal law and regulation which affect and define the responsibilities of each employee. These laws and regulations must be adhered to at all times. If there is ever any doubt on the part of an employee about the meaning of a law or regulation the employee must check with corporate counsel or special counsel. The employee is responsible for designing, implementing and monitoring quality control programs to assure that Company policies are being followed and that all personnel are in compliance. In connection with any compliance program, it is vital that the employee be sure that no falsification of records be allowed and the employee must undertake to have programs developed to assure that this does not happen.

                  2. The Company shall not tolerate any unfair competition. Additional guidelines relating to this general policy are:


  - do not interfere with contracts made between a prospective customer and a competitor.

  -        never engage in commercial bribery.

  -        do not disparage a competitor's services.

  -        be accurate  and  truthful  in all  dealings
           with   customers   and  be  careful  not  to
           misrepresent the state and qualify, features or availability of our services.

                  3. The Company awards business to suppliers solely on merit. No employee should have any relationship, financial or otherwise, with any supplier or competitor that might be construed as a conflict of interest or that might even appear to impair his or her independent judgment on behalf of the Company. Gifts, loans or any other thing of significant value should not be accepted or solicited, even indirectly.

                  4. Each employee's primary obligation is to the Company, and, therefore, any form of outside activity must be kept totally separate from employment with the Company. no outside activity should involve the use of Company assets, materials or facilities.

                  5. No employee may use his or her position in the Company for outside gain or benefit, nor should any employee use property or other confidential or private confidential information in any outside activity.

                  6. The law requires that the Company's books and records accurately and fairly reflect transactions in reasonable detail, and that the Company's internal accounting controls provide reasonable assurances that:

 -        transactions are carried out in an authorized matter.

 - transactions have been reported and recorded to permit correct preparation of financial statements and to maintain accurate records of assets. Access to assets is in accordance with management's authorization.

 - inventories of assets are taken periodically and appropriate action is taken to correct discrepancies.

                  7. Every employee who has control over Company funds is personally accountable for such funds. There are no exceptions to this rule.

          When spending Company money or personal money that will be reimbursed, or requesting services that will cause Company money to be spent, the employee involved should make sure the Company received proper value in return and should be sure the expenditure is for a legitimate business purpose.

          Anyone responsible for the handling of Company revenue, and the associated records and materials, is accountable for their safe keeping.

                  8. The Company categorically forbids the use of corporate funds for the support of political parties or candidates. No employee is authorized to make or approve such a contribution.

                  9. Company business records must always be prepared accurately and reliably, since they are of critical importance to the Company's meeting its financial, legal and management obligations.

                  10. Records containing personal data on patients and the Company's employees are confidential. As such, they are to be carefully safeguarded and kept current and accurate. They should be disclosed only to authorized personnel having a "need to know" or pursuant to lawful processes. Should you have any questions about disclosure, consult with the Company's legal counsel before disclosing.

                  11. When a dishonest act by an employee is discovered it should be reported immediately and directly to the Chairman of the Board of the Company.

                  12. The Company encourages employees to participate in its future by investing in its securities. However, in trading in Company securities each employee should be aware that it may be illegal (and possible result in civil or criminal penalties) to buy or sell Company securities while in possession of material non-public information about the Company.

          Material information can be anything that could have actual significance in an investors decision such as acquisition plans, dividends, earnings, new contracts, products, major regulatory, court or legislative events and major management changes or other business plans. Employees aware of such information prior to its being made public, should not buy or sell Company securities until the information has been made public.

          Employees should not trade in the securities of other companies when they know material non-public information about these companies which they learn as part of their job. For example, an employee may learn that another company is being considered for a major contract or any other information which could have actual significance in an investor's decision about the securities of the other company.

          Employees should keep any such information about the Company or any other company secret and use it only for Company purposes, because it is unlawful to "tip" others who may buy or sell such securities, even though the tipper does not.

          Some types of trading -- even if innocent -- could appear to the public and to public officials to be based on the misuse of inside information concerning the Company. To avoid even an appearance of impropriety, employees are not to engage in short term speculation in company securities (that is, the purchase and sale on the open market within a six month period). Nor should an employee engage in any transaction when he stands to profit due to the short term savings in the value of the Company's securities. An example of this type of trading includes "short sales" (selling borrowed securities which the seller hopes can be purchased at a lower price when they are due for deliver.