Form 10-Q
period 1998-04-30
NATIONAL HOME HEALTH CARE CORP
filed 1998-06-12
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1998

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


          APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares of common stock outstanding as of June 15, 1998 was 5,210,114

                           NATIONAL HOME HEALTH CARE CORP.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED APRIL 30, 1998



          PART I.        FINANCIAL INFORMATION                         Page

              Item 1.    Financial Statements

                         Consolidated Balance Sheets as of
                         April 30, 1998                                 3-4
                         and July 31, 1997 (unaudited)

                         Consolidated Statements of Operations
                         for the three months ended April 30,
                         1998 and April 30, 1997 and the nine
                         months ended April 30, 1998 and April            5
                         30, 1997 (unaudited)

                         Consolidated Statements of Cash Flows
                         for the nine months ended April 30,
                         1998 and April 30, 1997 (unaudited)              6

                         Notes to Consolidated Financial                7-8
                         Statements

          Item 2.        Management's Discussion and Analysis
                         of Financial Condition and Results of         9-13
                         Operations

          PART II.       OTHER INFORMATION

          Item 6.        Exhibits and Reports on Form 8-K                14

          SIGNATURES                                                     15

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      UNAUDITED


                                         April 30,       July 31,
                                           1998            1997
   ASSETS

   Current assets:
     Cash and cash equivalents         $10,293,000      $9,324,000
     Investments                         488,000           508,000
     Accounts receivable-less
     allowance for doubtful
       accounts of $284,000 at April
       30, 1998 and $327,000 at July
       31, 1997                        9,059,000         8,176,000
     Income taxes receivable             105,000               ---
     Prepaid expenses and other assets   144,000           163,000
     Deferred taxes                      230,000           230,000
                                       ---------         ---------

        Total current assets          20,319,000        18,401,000

   Furniture, equipment and leasehold
     improvements, net                   364,000           378,000
   Excess of cost over fair value of
   net assets of
     businesses acquired, net          3,222,000         3,350,000
   Other intangible assets, net          795,000           947,000
   Deposits and other assets             138,000           138,000
   Investment in unconsolidated
     investee                            852,000         2,010,000
                                       ---------         ---------

       TOTAL                           $25,690,000     $25,224,000


            (Continued)

                   NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      UNAUDITED


                                               April 30,    July 31,
                                                 1998         1997
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued expenses     $1,331,000   $1,076,000
     Estimated third-party payor settlements      656,000      195,000
     Income taxes payable                            ---        22,000
                                               ----------   ----------

               Total current liabilities        1,732,000    1,548,000

          Deferred tax liability                     ---       316,000
                                                ---------    ---------

               Total liabilities                1,732,000    1,864,000

           Stockholders' equity:
             Common stock, $.001 par value;
             authorized 20,000,000 shares, issued
             6,228,746 and 6,208,646 shares         6,000        6,000
             Additional paid-in capital        18,525,000   18,476,000
             Retained earnings                  6,654,000    5,842,000
                                               __________   __________
                                               25,185,000   24,324,000

           Less treasury stock
           (1,013,149 and 957,5000 shares)
           at cost                             (1,227,000)   (964,000)
                                               -----------   ---------

               Total stockholders' equity      23,958,000  23,360,000
                                               ----------  ----------
                  TOTAL                       $25,690,000 $25,224,000
                                              ----------- -----------
                                              ----------- -----------



          See accompanying notes to consolidated financial statements.


                                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    UNAUDITED
                                                             For the three months ended      For the nine months ended
                                                                      April 30,                   April 30,
                                                  1998                 1997      1998                 1997
  Net patient revenue                       $8,303,000           $8,476,000          $26,206,000          $25,854,000
                                            ----------           ----------          -----------          -----------

  Operating expenses:
     Cost of revenue                         5,310,000            5,459,000           16,884,000           16,783,000
     General and administrative              2,212,000            2,149,000            6,724,000            6,337,000
     Amortization of intangibles                93,000               55,000              280,000              152,000
                                            ----------           ----------          -----------          -----------

         Total operating expenses            7,615,000            7,663,000           23,888,000           23,272,000

  Income from operations                       688,000              813,000            2,318,000            2,582,000

  Other income (loss):
     Interest income                           133,000              118,000              407,000              326,000
     (Loss) from equity investee              (247,000)            (171,000)          (1,158,000)            (349,000)
                                            -----------          -----------         ------------         ------------

  Income before taxes                          574,000              760,000            1,567,000            2,559,000

  Provision for income taxes                   311,000              326,000              755,000            1,094,000

  NET INCOME                                  $263,000             $434,000             $812,000           $1,465,000
                                            ----------           ----------          ------------         -----------
                                            ----------           ----------          ------------         -----------

  Other data, including per share
     information:

     Net income available to
     common stockholders                      $263,000             $434,000             $812,000           $1,465,000

     Basic earnings per share                   $0.05                $0.08                $0.15                $0.28
                                            ----------            ---------           ----------           -----------
                                            ----------            ---------           ----------           -----------

     Basic weighted average shares
     outstanding                             5,221,946            5,248,285            5,239,625            5,248,285

     Diluted net income available to
     common stockholders                      $263,000             $434,000             $812,000           $1,465,000

     Diluted earnings per share                  $0.05                $0.08                $0.15                $0.27
                                            ----------            ---------           ----------           -----------
                                            ----------            ---------           ----------           -----------

     Diluted weighted average shares
     outstanding                             5,288,448            5,351,996            5,317,198            5,362,613

                See accompanying notes to consolidated financial statements.



                                     NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      UNAUDITED

                                                                                             For the nine months ended
                                                                                                     April 30,
                                                                                           1998                    1997
Cash flows from operating activities:
   Net income                                                                             $812,000           $1,465,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       357,000              234,000
       Loss from equity investee                                                         1,158,000              349,000
       Deferred tax                                                                       (316,000)             (51,000)
       Changes in:
           Accounts receivable                                                            (883,000)            (142,000)
           Income taxes receivable/payable                                                (127,000)               3,000
           Prepaid expenses and other assets                                                19,000               12,000
           Accounts payable, accrued expenses and other liabilities                       (255,000)            (235,000)
           Estimated third party payor settlements                                         461,000             (291,000)
                                                                                        -----------          -----------
                Net cash provided by operating activities                                1,226,000            1,344,000
                                                                                        -----------          -----------


Cash flows from investing activities:
   Proceeds of investments                                                                  20,000               20,000
   Purchase of property, plant and equipment                                               (63,000)            (101,000)
   Purchase of assets of business                                                           ---                (672,000)
                                                                                        -----------          -----------

               Net cash (used in) investing activities                                    (43,000)            (753,000)
                                                                                        -----------          -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                  49,000               13,000
   Purchase of treasury shares                                                            (263,000)              ---
                                                                                        -----------          -----------

                Net cash provided by (used in) financing activities                       (214,000)              13,000
                                                                                        -----------          -----------


  NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                              969,000              604,000

Cash and cash equivalents-beginning of period                                            9,324,000            8,929,000
                                                                                        -----------          -----------


CASH AND CASH EQUIVALENTS-END OF PERIOD                                                $10,293,000           $9,533,000
                                                                                       -----------          -----------
                                                                                       -----------          -----------


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Taxes                                                                            $1,218,000           $1,228,000
       Interest                                                                              2,000                5,000



See accompanying notes to consolidated financial statements.

         NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 - BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements h a ve been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, a l l adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

          NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

               On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly-owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns 900,000 shares, or approximately 36.8%, of SunStar. The Company is accounting for its investment in SunStar using the equity method of accounting.

          NOTE 3 - ACQUISITION

               On March 25, 1997, the Company, through its wholly-owned subsidiary Health Acquisition Corp., acquired for $672,000 in cash, including acquisition costs of $22,000, certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a New York State licensed home health care company which provides home care services in Nassau County, New York.

               On May 29, 1997, the Company, through its wholly-owned subsidiary Health Acquisition Corp., acquired, for $1,213,000 in cash, including acquisition costs of approximately $77,000, certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two licensed home health care companies which provide home care services in both Nassau and Suffolk Counties, New York.

          NOTE 4 - PER SHARE DATA

               The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the fiscal quarter ended January 31, 1998. The adoption of SFAS 128 did not have a material effect on the Company's earnings per s h a re. Earnings per share and weighted average shares outstanding for the three and nine months ended April 30, 1997 have been restated for comparative purposes.

               Basic earnings per share. Basic earnings per share is calculated by dividing income available to holders of Common Stock (the basic numerator) by the weighted-average number of shares of Common Stock outstanding (the basic denominator) during the period.

               Diluted earnings per share. Diluted Earnings per share is calculated by adjusting the basic numerator for changes in income or loss that would result from the assumed conversion or exercise
          o f potentially issuable shares. Additionally, the basic denominator is increased to include the additional number of shares of Common Stock that would have been outstanding if the potentially issuable shares of Common Stock had been issued, if dilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants.

               Under SFAS 128, the computation of diluted EPS does not assume the conversion or exercise of securities that have an antidilutive effect on earnings per share (i.e., increase the earnings per share amount or decrease the loss per share amount).

          ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The  Company is subject to significant external factors that could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement could cause future results to differ materially from historical results.

               The Balanced Budget Act of 1997 (the "Act") was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will be reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under the interim payment system, home health care providers will be reimbursed the lower of (i) the actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per-patient cost limits, based on 98% of 1994 costs adjusted for inflation. The Act calls for payments to Medicare providers for cost reporting periods beginning on or after October 1, 1999 to be made in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services.

               The new IPS cost limits will apply to the Company's Connecticut based Medicare-certified nursing agency for the cost reporting period beginning July 1, 1998. The Company has d e t e r m ined that these new limits will reduce current reimbursement for the Medicare services it provides. Accordingly, in May 1998, the Company combined it's operations in Connecticut by merging it's Medicare-certified subsidiary with i t ' s licensed agency subsidiary to increase operational efficiencies. In addition, the Company will closely monitor utilization of Medicare services in an effort to not exceed per patient cost limits.

               The implementation of IPS will result in a decrease in Medicare reimbursement, beginning in fiscal 1999. The Company does not believe that IPS will have a material adverse effect on the Company's results of operations or financial condition.

               The Company's Medicare-certified nursing agency is subject to the Medicare/Medicaid surety bond requirement imposed by the Act. The Company was required to have surety bonds in place no later than February 27, 1998. The Company has successfully complied with these requirements. Management estimates that the annualized cost for these surety bonds to be approximately $7,000. The purpose of the surety bonds is to serve as a Medicare fraud and abuse deterrent.

          Results of Operations and Effects of Inflation

               Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

               For the three months ended April 30, 1998, net patient revenue decreased $(173,000), or (2.0)% to $8,303,000 from
          $8,476,000 for the three months ended April 30, 1997. Over the periods, net patient revenue from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $566,000, or 11% to $5,496,000 from $4,930,000. This increase is attributable to acquisitions that Health Acquisition Corp. completed in March and May of 1997. Over the periods, net patient revenue from New England Home Care, Inc., the subsidiary that is Medicare certified and licensed in the State of Connecticut, decreased $(775,000) or (27%) to $ 2 , 105,000 from $2,880,000. This decrease is primarily attributable to a decline of 42% in Medicare visits from the c o rresponding three-month period of 1997. The Company's increasing internal audit and compliance with the rules and regulations governing Medicare reimbursement resulted in the decline in both the Company's Medicare patient base as well as its services to existing patients. Over the periods, net patient revenue from Nurse Care, Inc., the licensed home health care subsidiary in the State of Connecticut, increased $36,000 or 5% to $702,000 from $666,000.

               Cost of revenue as a percentage of net patient revenue remained constant at approximately 64% for the three months ended April 30, 1998 and for the three months ended April 30, 1997.

               For the three months ended April 30, 1998, general and administrative expenses increased $63,000 or 2.9% to $2,212,000 from $2,149,000 for the three months ended April 30, 1997. This increase is primarily attributable to additional administrative salaries and expenses incurred by Health Acquisition Corp., as a result of the Company's acquisitions in 1997. As a percentage of n e t patient revenue, general and administrative expenses increased to 27% for the three months ended April 30, 1998 from 25% for the three months ended April 30, 1997. This increase is attributable to the decline in net patient revenue of New England Home Care, Inc., which was not offset by a corresponding decline in general and administrative expenses.

               Amortization of intangibles increased to $93,000 for the three months ended April 30, 1998 from $55,000 for the three months ended April 30, 1997. This increase is attributable to the acquisitions made by Health Acquisition Corp.

               Interest income increased $15,000 or 13% to $133,000 for the three months ended April 30, 1998 from $118,000 for the three months ended April 30, 1997. This increase is attributable to an increase in cash and cash equivalents over the comparable periods.

               The loss from equity investee increased to $(247,000) for the three months ended April 30, 1998 as compared to a loss from equity investee of $(171,000) for the three months ended April 30, 1997. The loss from equity investee represents the Company's share of SunStar's net loss for the respective periods.

               The  Company's effective tax rate increased to approximately
          54% for the three months ended April 30, 1998 from 43% for the three months ended April 30, 1997. This increase is attributable to a lesser income tax benefit of $(6,000) recorded for the three months ended April 30, 1998, as compared to $(58,000) recorded for the three months ended April 30, 1997 related to the Company's share of SunStar's net loss. Excluding the tax effect of loss from equity investee, the effective tax rate decreased to 39% for the three months ended April 30, 1998 from 41% for the three months ended April 30, 1997. This decrease is attributable to an increase in Work Opportunity Tax Credits over the comparable period of 1997.

          Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

               For the nine months ended April 30, 1998, net patient revenue increased $352,000 or 1% to $26,206,000 from $25,854,000 for the nine months ended April 30, 1997. Over the periods, net p a t i ent revenue from Health Acquisition Corp. increased $2,399,000 or 16% to $17,227,000 from $14,828,000. This increase is attributable to acquisitions made in May and March of 1997. Over the periods, net patient revenue from New England Home Care, I n c . decreased $(2,159,000) or (24%) to $6,743,000 from
          $8,902,000. This decrease is explained in the above three-month discussion. Over the periods, net patient revenue from Nurse
          C a re, Inc. increased $112,000, or 5% to $2,236,000 from $2,124,000.

               Cost of revenue as a percentage of net patient revenue decreased to 64.4% for the nine months ended April 30, 1998 from 64.9% for the nine months ended April 30, 1997.

               For the nine months ended April 30, 1998, general and administrative expenses increased $387,000, or 6% to $6,724,000 for the nine months ended April 30, 1998 from $6,337,000 for the nine months ended April 30, 1997. This increase is explained in the above three-month discussion. As a percentage of net patient revenue, general and administrative expenses increased to 26% for the nine months ended April 30, 1998 from 25% for the nine months ended April 30, 1997. This increase is attributable to the decline in net patient revenue of New England Home Care, Inc., which was not offset by a corresponding decline in general and administrative expenses.

               Amortization of intangibles increased to $280,000 for the nine months ended April 30, 1998 from $152,000 for the nine months ended April 30, 1997. This increase is attributable to the acquisitions made by Health Acquisition Corp.

               Interest income increased $81,000, or 25% to $407,000 for the nine months ended April 30, 1998 from $326,000 for the nine months ended April 30, 1997. This increase is explained in the above three-month discussion.

               The loss from equity investee increased to $(1,158,000) for the nine months ended April 30, 1998 as compared to a loss of $(349,000) for the nine months ended April 30, 1997. The loss from equity investee represents the Company's share of SunStar's net loss for the respective periods.

               The Company's effective tax rate increased to approximately 48% for the nine months ended April 30, 1998 from 43% for the nine months ended April 30, 1997 as the result of the increased loss from equity investee in the current nine month period without a corresponding increase in the deferred tax benefit. Excluding the tax effect of loss from equity investee, the effective tax rate decreased to 39% for the nine months ended April 30, 1998 from 42% for the nine months ended April 30, 1997. T h i s decrease is attributable to an increase in Worker Opportunity Tax Credits over the comparable period of 1997.

               The rate of inflation had no material effect on operations for the nine months ended April 30, 1998.

          Financial Condition and Capital Resources

               C u r rent assets increased to $20,319,000 and current liabilities increased to $1,734,000, respectively, at April 30, 1998. This resulted in an increase in working capital by $1,734,000 from $16,853,000 at July 31, 1997 to $18,587,000 at
          April 30, 1998. Cash and cash equivalents at April 30, 1998 were $10,293,000, as compared with $9,324,000 at July 31, 1997.

               The Company provided net cash from operating activities of $1,226,000 for the nine months ended April 30, 1998 as compared to net cash provided from operating activities of $1,344,000 for the nine months ended April 30, 1997. The decrease in operating cash flow is primarily attributable to an increase in accounts receivable of $741,000 and an increase in income taxes receivable of $130,000, offset by an increase in estimated third party settlements of $752,000 over the comparable period of 1997. Net cash used in investing activities for the nine months ended April 30, 1998 reflects the purchase of equipment, reduced by the proceeds of investments. Net cash used in investing activities for the nine months ended April 30, 1997 reflects acquisitions made by the Company and the purchase of equipment, offset by the proceeds of investments. Net cash used in financing activities for the nine months ended April 30, 1998 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended April 30, 1997 reflects the proceeds from the exercise of stock options.

               The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 1999. At April 30, 1998, there were no outstanding balances under either line of credit.

               The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow from operations and available lines of credit. The Company believes that its cash balances will also allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

               In July 1997, the Board of Directors authorized a stock repurchase plan authorizing the Company to repurchase up to $1,000,000 of its Common Stock. The buyback program will be financed out of existing cash balances. To date, the Company has repurchased approximately $328,000 under the stock repurchase plan.

          PART II.   OTHER INFORMATION

          Item 1. Acquisitions

               On  February 25, 1998, the Company entered into an agreement to acquire certain assets of a New York State licensed agency that provides home health care services in Westchester County, New York. The consummation of this proposed transaction is subject to regulatory and other approvals and conditions. The agency has annual revenues of approximately $5,700,000. The acquisition is expected to be completed by July of 1998.

          Item 6. Exhibits and reports on Form 8-K

               (a)       Exhibits:

                  27.1 Financial Data Schedule

               (b)       Reports on Form 8-K

                         None

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      National Home Health Care Corp.



          Date:  June 15, 1998        /s/   Robert P. Heller
                                      Robert P. Heller
                                      Vice President of Finance,
                                      Chief  Financial  and  Accounting Officer