Form 10-K
period 1998-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1998-10-29
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF


                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 1998          Commission File Number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            22-2981141
          --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

    700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK                    10583
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  914-722-9000

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

                  Yes     X                                   No
                         --                                      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 26, 1998, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $12,283,728, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 26, 1998 was 5,197,167.

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                     PART I

Item 1.    Business

General

         National Home Health Care Corp. (the "Company") is a Delaware corporation which was incorporated on July 27, 1983 under the name of Family Treatment Centers of America, Inc. Effective December 14, 1984, the Company changed its name to National HMO Corp. and effective December 20, 1991, the Company changed its name to National Home Health Care Corp. The Company completed its initial public offering in December 1983. The Company is a provider of home health care services throughout the New York City metropolitan area, including Westchester County, and Long Island in New York and Fairfield and New Haven Counties in Connecticut.

         The Company has two operating subsidiaries:

         * Health Acquisition Corp., formerly Allen Health Care Services, Inc., a New York corporation, of which Allen Health Care Services ("Allen Health Care") is the sole operating division.

         * New England Home Care, Inc., ( "New England") a Connecticut corporation which conducts business in Connecticut.

         In May 1998, the operations of Nurse Care, Inc. ("Nurse Care"), previously a wholly-owned subsidiary of the Company, which provided home health aide services in Connecticut were combined with the operations of New England.

         In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar") a newly-formed, wholly owned subsidiary of the Company. On May 21, 1996, the initial public offering of common stock by SunStar was consummated, thus reducing the Company's ownership percentage of SunStar to approximately 37.6%. As a result, SunStar is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in SunStar using the equity method of accounting. During the fiscal year ended July 31, 1998, the Company's ownership percentage of SunStar was reduced to 30.5% as a result of SunStar issuing additional shares of its common stock pursuant to a private placement.

         On September 25, 1998, the Company signed a definitive stock purchase agreement with Accredited Health Services, Inc., ("Accredited"), a New Jersey licensed home health care agency that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties in New Jersey. Revenues of Accredited approximated $5,300,000 for the fiscal year ended March 31, 1998. The closing of the transaction is subject to regulatory and other approvals and conditions. The acquisition is expected to be completed by October 31, 1998. The purchase price for 100% of Accredited's outstanding stock is approximately $1,800,000 in cash, subject to post-closing adjustment. Upon closing, Accredited will be an operating subsidiary of the Company.

Health Acquisition Corp.
d/b/a Allen Health Care Services

         Allen Health Care is a provider of personal home health care services. Services are provided by registered nurses, personal care aides, home health aides and homemakers. The Company is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has branch offices in Farmingdale and Mount Vernon, New York. Case coordinating of patients is performed at these three offices. In addition, the Company has satellite offices in Manhattan, Islandia and Hempstead, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Suffolk, Westchester, Queens, Kings, New York and the Bronx.

         All home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Effective July 1, 1996, Allen Health Care instituted residential criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and is performed annually and randomly thereafter. In May 1996, Allen Health Care was resurveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The resurvey resulted in Allen Health Care extending its accredited status through the year 1999.

         Reimbursement for Allen Health Care's services is primarily by certified home health care agencies, and long-term health care provider programs that subcontract their patients to Allen Health Care, as well as from private payors and the Nassau, Suffolk and Westchester Counties Department of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

         Allen Health Care provides home health care services to its clients twenty-four hours per day, seven days per week. Although the Allen Health Care's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health regulations and contract requirements, visit patients regularly and review the records of service which are completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, the home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

         The stock of Allen Health Care was acquired by the Company in October 1986. Subsequent to the acquisition, the agency has grown its home care business by securing additional contracts with certified home health agencies and expanding its services and geographical presence through acquisitions.

         In March 1997, Allen Health Care completed the acquisition of certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a New York licensed home health care agency that provides home health aide services in Nassau County, New York. Annual revenues for Garden City Home Care approximated $2,000,000 in 1996. In May 1997, Allen Health Care completed the acquisition of certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two New York licensed home health care agencies that provide home health aide services in both Nassau and Suffolk County, New York. The two companies collectively had revenues of approximately $3,400,000 in 1996. The latter acquisition gave the Company an entree into the Shared Aide Program in Nassau County. The Shared Aide Program is a relatively new program for Medicaid patients that brings together a group of home health aides to care for patients in one geographic area, thus increasing operating efficiencies and reducing costs.

         In August 1998, Allen Health Care completed the acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services, a New York State licensed home health care agency that provides home health aides services in Westchester County, New York. The acquisition expanded the geographic presence of the Company and enabled Allen Health Care to become a participating provider in the Westchester County Department of Social Services Medicaid Program. Annual revenues for Bryan Home Care approximated $5,700,000 in calendar 1997.

         To a larger extent, Allen Health Care's continued growth depends on its ability to recruit and maintain qualified personnel. The Company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

New England Home Care, Inc.

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

         New England is a Medicare certified and licensed home health care company in Connecticut. In December 1995, New England received JCAHO accreditation through the year 1998. New England provides services throughout Fairfield and New Haven Counties, in Connecticut. Services include skilled nursing, physical therapy, occupational therapy, speech therapy, medical social services and home health aide services. In addition, New England offers specialty services consisting of mental health and wellness, perinatal/high risk pregnancy, enterostomal therapy/wound care management and nutritional support. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or certified under a Connecticut State approved program and can be engaged on a full-time, part-time or live-in basis. Since 1995, New England has performed criminal background investigations on all new personnel.

         New England maintains its principal administrative office in Milford, Connecticut and has branch offices in Norwalk, Hamden and Waterbury, Connecticut. Case coordinating of patients is performed at these four offices. In addition, New England has satellite offices in Danbury and Seymour, Connecticut. Reimbursement for New England's services is primarily provided by the Federal Medicare Program, the State of Connecticut Medicaid Program, private payors, hospices, other certified home health agencies and long-term health care providers that subcontract their patients to New England.

Insurance

         The Company and its subsidiaries maintain professional malpractice liability coverage on professionals employed in the rendering of health care services providing coverage in an amount of up to $1,000,000 per occurrence and up to $6,000,000 in the aggregate and coverage for the customary risks inherent in the operation of business in general. Recent market conditions with respect to liability insurances have caused wide fluctuations in the cost and availability of coverage. The Company carries directors and officers liability with a limit of $5,000,000. While the Company believes its insurance policies are adequate in the amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees and Labor Relations

         As of October 15, 1998, the Company had approximately 1,800 full and part-time employees of whom 15 were employed in various management capacities and four were employed in marketing capacities. None of the Company's employees is represented by a labor organization. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by the appropriate authorities.

Competition

         The home health care field is highly competitive. The Company is competing with numerous other licensed as well as certified home health care agencies in each of the markets it serves. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Competition also involves the quality of services provided and the pricing for its services. As a result of changes in Medicare reimbursement and the competitive pressures of managed care, the home health care industry is expected to experience consolidation over the next few years. The Company believes that smaller, less financially secure home health agencies will find it ever more difficult to compete for market share and comply with regulatory compliance standards.

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

Customers

         One or more customers have each accounted for more than 10% of the Company's revenues. For the fiscal years ended July 31, 1998, 1997 and 1996, VNS Home Care, a non-profit Medicare home health care agency, accounted for 22%, 22% and 24%, respectively, of the Company's net patient revenues; the State of New York Department of Social Services personal care aide program for the counties of Suffolk and Nassau accounted for 18%, 10% and 7%, respectively, of the Company's net patient revenues; and the Federal Medicare program accounted for approximately 13%, 22% and 21%, respectively, of the Company's net patient revenues. The loss of any of the foregoing customers would have a material adverse effect on the Company.

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

Medicare

         Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of the Department of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut. Approximately 13%, 22% and 21% of net patient revenue for the fiscal years ended July 31, 1998 , 1997 and 1996 were derived under the Medicare program.

         The Balanced  Budget Act of 1997,  as amended  (the "Act"),  was signed into law in August of 1997. The Act made significant changes in the reimbursement system for Medicare home health services. The primary change that affects the Company is a restructuring of the reimbursement system related to Medicare certified home care agencies.

         Under the Act, Medicare home care payment changes are scheduled in two phases. The first phase, a temporary or interim payment system ("IPS"), took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers will be reimbursed the lower of (i) their actual costs,
(ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit based on 98% of 1994 costs adjusted for inflation. Under this new system, most Medicare providers will now be reimbursed under an agency- specific per patient cost limit. Prior to the implementation of IPS, Medicare reimbursed providers on reasonable cost basis subject to program-imposed cost per visit limitations. Under the second phase of the Act, IPS is to be replaced in October 2000 with a prospective payment system in which Medicare will pay a fixed fee per diagnosis to be established by the Secretary of the Department of Health and Human Services.

         In passing these new rules, Congress expressed the intent of reducing Medicare home care expenditures by approximately $16.2 billion over five years. These changes were enacted to slow the explosive growth of Medicare home health care costs and curb fraud and abuse in the industry. As a result of these changes, home health care providers will be forced to reduce their costs of providing services and it is expected that utilization of home care services per beneficiary will decline. Under certain conditions, Medicare beneficiaries who had previously been entitled to services will no longer qualify under Medicare reimbursement guidelines.

         As a result of the changes to Medicare reimbursement imposed by the Act, the Company expects a decline in revenues from its Medicare certified nursing agency for the cost reporting period beginning July 1, 1998. The Company has determined that IPS will reduce current reimbursement for the Medicare services it provides. In addition, the Company's operations in New York are dependent upon referrals, primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume in business.

         Under the second phase of the Act, IPS is to be replaced with a prospective payment system for home health care providers by October 1, 2000. However, rules and regulations have not yet been developed by the Health Care Financing Administration and there can be no assurance that such deadline will be met. In the event that a prospective payment system is not implemented by that date, the Act requires cost limits then in existence to be lowered by an additional 15%. Such lower cost limits may have an adverse effect on the Company, as well as on the entire industry. As the Company is unable to predict how the prospective payment system will be ultimately designed and implemented, it is unable to predict its impact on the Company.

         The Act also initially required that Medicare providers purchase surety bonds in an amount equal to 15% of annual Medicare reimbursement. The Company was required to have a surety bond in place no later than February 7, 1998. The Company successfully complied with this requirement, at an immaterial cost. Subsequent to the initial deadline, Medicare postponed this requirement until February 1999.

Medicare Fraud and Abuse

         Provisions  of the Social  Security  Act under  Medicare  and  Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or state health care program. The federal government has promulgated regulations that provide exceptions, or "safe harbors", for business transactions that will be deemed not to violate the anti- kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company believes that its current operations are not in violation of the anti-kickback statute.

Medicaid

         Approximately 27%, 17% and 18% of net patient revenue for the fiscal years ended July 31, 1998, 1997 and 1996, respectively, were derived under state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut and in Nassau, Suffolk and Westchester Counties in New York. Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

Item 2.    Properties.

         The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2004. The following sets forth the location, approximate square footage, use of each office and expiration date of each lease:


                      Approximate                             Expiration Date
      Location        Square Feet        Use                     of Lease
      --------        -----------        ---                  ---------------

Scarsdale, NY           2,679    Corporate headquarters      October 31, 2003
Queens, NY              7,500    Administrative office       January 31, 1999
Farmingdale, NY         3,519    Branch office               May 31, 1999
Hempstead, NY           3,800    Satellite office            September 30, 2004
Islandia, NY            2,100    Satellite office            June 30, 2001
Manhattan, NY           1,265    Satellite office            April 30, 1999
Mount Vernon, NY        1,900    Branch Office               November 30, 2000
Milford, CT            10,350    Administrative office       May 31, 1999
Norwalk, CT             2,772    Branch office               May 31, 1999
Hamden, CT              2,605    Branch office               July 31, 1999
Waterbury, CT           2,000    Branch office               July 31, 2000
Seymour, CT               575    Satellite office            Month to Month
Danbury, CT             1,200    Satellite office            Month to Month

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

Item 4.    Submission of Matters to a Vote of Security-Holders.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 1998.

                                     PART II


Item 5.  Market for Company's Common Stock
           and Related Stockholder Matters.

         (A)               Market Information

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 1997 and July 31, 1998. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                      Market Prices
                                         ---------------------------------------
                                                High                 Low
Year ended July 31, 1997
------------------------

1st Quarter............................         $7.38                 $5.88
2nd Quarter............................          6.88                  5.38
3rd Quarter............................          6.25                  5.00
4th Quarter............................          6.38                  5.00


Year ended July 31, 1998
------------------------

1st Quarter............................         $5.75                 $4.50
2nd Quarter............................          5.50                  4.63
3rd Quarter............................          4.88                  3.88
4th Quarter............................          5.00                  4.03

         (B)               Holders

         There were approximately 147 holders of record of Common Stock as of October 26, 1998 excluding shares held by depository companies for certain beneficial owners.

         (C)               Dividends

         The Company has not declared or paid any cash dividends on its shares of Common Stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business, and, accordingly, it does not intend to pay cash dividends. On October 21, 1996, the Board of Directors of the Company declared a 6% stock dividend payable December 4, 1996 to stockholders of record on November 8, 1996. On October 10, 1997, the Board of Directors of the Company declared a 3% stock dividend payable December 8, 1997 to stockholders of record on November 6, 1997. The Company did not declare any cash or stock dividends during the fiscal year ended July 31, 1998.

Item 6.  Selected Financial Data.

         The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Consolidated Financial Statements of the Company, which have been audited by Richard A. Eisner & Company, LLP, independent auditors. The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report. The results below include the operations of SunStar through April 30, 1996. Subsequent thereto, the operations of SunStar are recorded on the equity method and are reflected as loss from equity investee.

                                                              Fiscal Years Ended July 31,
                                     ---------------------------------------------------------------------------------
                                           1998             1997             1996           1995           1994
                                     ---------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
DATA:

Revenues.............................     $34,313,000       $35,070,000     $38,830,000   $24,556,000      $20,116,000
Operating expenses...................      31,394,000        31,770,000      35,564,000    22,414,000       17,982,000
Income from operations...............       2,919,000         3,300,000       3,266,000     2,142,000        2,134,000
Other income (loss):
         Gain resulting from
            subsidiary's stock offering       331,000               ---       1,548,000           ---              ---
         Interest income.............         547,000           446,000         412,000       410,000          161,000
         (Loss) from equity investee.      (1,630,000)         (612,000)        (10,000)          ---              ---
Income from continuing operations
before taxes.........................       2,167,000         3,134,000       5,216,000     2,552,000        2,295,000
Provision for income taxes...........         964,000         1,278,000       1,859,000     1,126,000        1,077,000
Income from continuing operations....       1,203,000         1,856,000       3,357,000     1,426,000        1,218,000
Discontinued operations..............             ---               ---             ---           ---       (3,472,000)
Net income (loss)....................       1,203,000         1,856,000       3,357,000     1,426,000       (2,254,000)

Diluted net income (loss) per share
   of common stock:
         Continuing operations.......           $0.23             $0.35           $0.64         $0.27           $ 0.24
         Discontinued operations                  ---               ---             ---           ---           $(0.67)
         Net income (loss)..                    $0.23             $0.35           $0.64         $0.27           $(0.43)

BALANCE SHEET DATA:

Total assets.........................      25,503,000        25,224,000      24,421,000    18,865,000       17,926,000
Working capital......................      19,134,000        16,853,000      16,288,000    15,292,000       13,484,000
Retained earnings....................       7,045,000         5,842,000       4,789,000     3,307,000        1,881,000
Stockholders' equity.................      24,281,000        23,360,000      21,504,000    17,914,000       16,688,000

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

         This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

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

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will be reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective system. Under IPS, home health care providers will be reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. The Act calls for payments to Medicare providers for cost reporting periods beginning on or after October 1, 2000 to be made in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services. Without a prospective payment system by October 2000, a 15% further cut in Medicare home health payments will take effect.

         The new IPS cost limits will apply to the Company's Connecticut based medicare certified nursing agency for the cost reporting period beginning July 1, 1998. The Company has determined that these new limits will reduce current reimbursement for the Medicare services it provides. Accordingly, in May 1998, the Company combined its operations in Connecticut by merging its Medicare certified subsidiary with its licensed agency subsidiary to increase operational efficiencies. In addition, the Company will closely monitor utilization of Medicare services in an effort not to exceed per patient cost limits.

         The implementation of IPS is expected to result in a decrease in revenues from the Company's Medicare certified agency, beginning in fiscal 1999. In addition, the Company's operations in New York are dependent upon referrals, primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

         On March 25, 1997, Health Acquisition Corp.("HAC"), a wholly-owned subsidiary of the Company, acquired certain assets of C.J. Home Care, Inc. and on May 29, 1997, HAC acquired certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc. These acquisitions were from New York State licensed home health care companies that provided home health care services in both Nassau & Suffolk Counties, New York. The acquisitions have been accounted for utilizing purchase accounting principles.

         On May 21, 1996, the initial public offering of common stock by SunStar was consummated. SunStar, then a wholly-owned subsidiary of the Company had comprised the Company's Florida outpatient medical center operations. The Company currently owns 890,000 shares, or approximately 30.5%, of SunStar. The operations of SunStar prior to the offering are reflected in the Company's financial statements as continuing operations. In the preparation of its financial information, the Company has relied upon the financial statements of SunStar.

Results of Operations

                                                             Fiscal year ended July 31,

                                                      1998           1997           1996
                                                      ----           ----           ----

Net patient revenue                                  100.0%         100.0%         100.0%
                                                     ------         -------        ------
Cost of revenue                                       64.5           65.3           63.9
General and administrative                            25.9           24.6           26.9
Amortization of intangibles                            1.1            0.7            0.8
                                                    ------        -------        -------
Total operating expenses                              91.5           90.6           91.6
                                                    ------         ------         ------
Income from operations                                 8.5            9.4            8.4
Gain resulting from subsidiary's stock offering        1.0           ---             4.0
Interest income                                        1.6            1.2            1.0
(Loss) from equity investee                           (4.8)          (1.7)           ---
                                                  ---------        -------       -------
Income before income taxes                             6.3            8.9           13.4
Provision for income taxes                             2.8            3.6            4.8
                                                  --------         ------         ------
Net income                                             3.5%           5.3%           8.6%
                                                  ---------        -------        -------

          Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

        For the fiscal year ended July 31, 1998 ("fiscal 1998"), net patient revenues decreased ($757,000) or (2%) to $34,313,000 from $35,070,000 for the fiscal year ended July 31, 1997 ("fiscal 1997"). During fiscal 1998, net patient revenue from HAC increased $2,037,000, or 10% to $22,599,000 from $20,562,000.
This increase is attributable to the acquisitions made by HAC that were completed in March and May of 1997. During fiscal 1998, net patient revenue from New England Home Care, Inc. ("New England") and Nurse Care, Inc. ("Nurse Care"), respectively, the Medicare certified and licensed home health care subsidiaries in Connecticut, decreased ($2,794,000), or (19%) to $11,714,000 from $14,508,000. This decrease is attributable to a decline of ($3,256,000) in Medicare revenue, offset by an increase in non-Medicare revenue of $462,000. The decline in Medicare revenue is the result of a decline of (45%) in Medicare visits from the corresponding period of 1997. Medicare visits decreased as the Company began early preparation for the change in Medicare reimbursement to IPS cost limits.

        Gross profit margin remained at 35% in both fiscal 1998 and 1997.

        General and administrative expenses increased $266,000, or 3% to $8,886,000 in fiscal 1998 from $8,620,000 in fiscal 1997. As a percentage of revenue, general and administrative expenses increased to 26% in fiscal 1998 from 25% in fiscal 1997. This increase is attributable to the decline in net patient revenues that was not offset by a corresponding decline in general and administrative expenses.

        Amortization of intangibles increased $128,000, or 52% to $373,000 in fiscal 1998 from $245,000 in fiscal 1997. This increase is attributable to the acquisitions made by HAC in fiscal 1997.

        As  a  result  of  the  foregoing,   income  from  operations  decreased
($381,000),  or (12%) to  $2,919,000  in fiscal 1998 from  $3,300,000  in fiscal
1997.

        Interest income increased $101,000, or 23% to $547,000 in fiscal 1998 from $446,000 in fiscal 1997. This increase is attributable to the increase in cash and cash equivalents over the most recent fiscal year.

        As a result of a private placement of common stock by SunStar, the Company adjusted the carrying value of its investment in SunStar to reflect the Company's percentage ownership share (30.5%) in the increase in SunStar's equity, which resulted in a gain of $331,000. In addition, the Company recorded a loss from equity investee of ($1,630,000) in fiscal 1998 as compared to a loss of ($612,000) in fiscal 1997, representing the Company's share of the net loss recorded by SunStar for the same periods.

        The Company's effective tax rate increased to 44% in fiscal 1998 as compared to 41% in fiscal 1997. This increase is attributable to a lesser income tax benefit on the loss from equity investee. Excluding the loss from equity investee and gain resulting from subsidiary's stock offering, the effective tax rate remained at 38% in both fiscal 1998 and 1997.

        Net income decreased ($653,000) to $1,203,000, or $.23 per diluted share in fiscal 1998 from $1,856,000, or $.35 per diluted share in fiscal 1997. The decrease is primarily attributable to the increased loss from the equity investment in SunStar.

          Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

         For the fiscal year ended July 31, 1997, net patient revenues decreased ($3,760,000), or (10%) to $35,070,000 from $38,830,000 for the fiscal year ended
July 31, 1996 ("fiscal 1996"). This decrease is primarily attributable to the absence of revenues from outpatient revenues from outpatient medical services during fiscal 1997 as compared with the presence of such revenues of $3,693,000 during 1996. Revenues from home health care services decreased ($67,000), or (.2%) from $35,173,000 in fiscal 1996. Revenues from HAC decreased ($100,000), or (.5%) to $20,562,000 in fiscal 1997 from $20,662,000 in fiscal 1996, This decrease is the result of increased competition and price pressures from the certified home health agencies with which it contracts. Revenues from New England and Nurse Care increased $33,000, or .2% to $14,508,000 in fiscal 1997 from $14,475,000 in fiscal 1996.

         Gross profit margin percentage in fiscal 1997 was 35% as compared to 36% for fiscal 1996. Excluding outpatient medical center operations, the gross profit margin was 35% in fiscal 1996.

         General and administrative expenses decreased from 27% of revenues in fiscal 1996 to 25% of revenues in fiscal 1997. The decrease is primarily attributable to improved efficiencies implemented in the operations of New England and Nurse Care.

         Amortization of intangibles decreased from $294,000 in fiscal 1996 to $245,000 in fiscal 1997 as a result of certain intangible assets from prior acquisitions being fully amortized.

         As a result of the foregoing, income from operations increased $34,000, or 1% to $3,300,000 in fiscal 1997 from $3,266,000 in fiscal 1996.

         Interest income increased to $446,000 for fiscal 1997 from $412,000 in fiscal 1996. This increase of $34,000, or 8% is the result of the Company's increased cash flow over fiscal 1996.

         The Company recorded a loss from equity investee of ($612,000) in fiscal 1997 as compared to a loss of ($10,000) in fiscal 1996, representing the Company's share of the net loss reported by SunStar for the same periods. In addition, in fiscal 1996, the Company recorded a net gain on the SunStar initial public offering in the amount of $1,024,000.

         The Company's effective tax rate increased to 41% in fiscal 1997 as compared to 36% in fiscal 1996. This increase is attributable to the Company utilizing available state net operating loss deductions in fiscal 1996.

         Net income decreased ($1,501,000),  or (45%) to $1,856,000, or $.35 per diluted share in fiscal 1997 as compared to $3,357,000, or $.64 per diluted share in fiscal 1996. The decrease is primarily attributable to the gain resulting from subsidiary's stock offering in fiscal 1996.

Financial Condition, Liquidity and Capital Resources

         At July 31, 1998, the Company had working capital of $19,134,000 as compared to working capital of $16,853,000 at July 31, 1997. Cash and cash equivalents at July 31, 1998 were $10,992,000 as compared to $9,324,000 at July 31, 1997.

         On August 10, 1998, the Company acquired certain assets of Bryan Employment Agency, Inc., a New York State licensed home health agency based in Westchester County, New York for approximately $1,935,000 in cash and on September 25, 1998, the Company signed a definitive stock purchase agreement with Accredited Health Services, Inc., a New Jersey licensed home health care agency based in Bergen County, New Jersey. The approximate purchase price for Accredited Health Services, Inc. is $1,800,000 in cash, subject to post-closing adjustment. The acquisition is expected to be completed by October 31, 1998.

         Net cash provided by operating activities was $2,016,000 in fiscal 1998 as compared with $2,398,000 in fiscal 1997. This decrease of ($382,000), or (16%) is primarily attributable to an increase in accounts receivable of $448,000, an increase in prepaid expenses and other assets of $75,000, an increase in income taxes receivable of $370,000 and a decrease in accounts payable and accrued expenses of $334,000, offset by the decrease in estimated third-party payor settlements of ($897,000) as compared to fiscal 1997. After giving effect to the above mentioned acquisitions subsequent to year end, the Company expects to continue to generate sufficient cash flow from operations to meet its working capital requirements.

         Investing activities in fiscal 1998 used cash of ($66,000) as compared to cash used of ($2,003,000) in fiscal 1997. The cash used in investing activities consisted of the purchase of furniture and equipment in both periods and the purchase of assets of businesses in fiscal 1997.

         The purchase of treasury shares of ($331,000) pursuant to the Company's stock repurchase plan offset by the proceeds from the exercise of stock options of $49,000, resulted in the cash used in financing activities of ($282,000) in fiscal 1998. The proceeds from the exercise of stock options offset by the purchase of treasury shares provided no cash from financing activities in fiscal 1997.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted business and 30 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. For both fiscal years 1998 and 1997, accounts receivable turnover was 91 days.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit may not exceed the lesser of eligible accounts receivable or
$2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 1999. At July 31, 1998, there was no outstanding balance under either line of credit.

         The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow and available lines of credit. The Company believes that its current cash balances and available credit will also allow it to continue to make acquisitions in the home health care industry without external financing.

         In August 1998, the Board of Directors extended for one year its program to repurchase its Common Stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately- negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         Other than as set forth herein, the Company has no material commitments for capital expenditures as of July 31, 1998.

         In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

Inflation and Seasonality

         The rate of inflation had no material effect on operations for the fiscal year ended July 31, 1998. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

Year 2000 Compliance

         The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. The current system used by HAC is relatively old and has been slated for replacement with a new system that better meets the information needs as it expands and deals with the current operating environment. The Company anticipates that this conversion will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. The current system utilized by New England is a relatively new operating system. The Company has been advised by the system vendor that all required changes necessary to be compliant with the year 2000 issue have been substantially completed and will be implemented prior to the year 2000. Management currently believes that the financial resources necessary to accomplish year 2000 compliance will not be material to the Company's financial condition, liquidity or results of operations. However, there is no guarantee that the Company's expected results will be achieved. In addition, actual results could differ materially from those expected results.

         The Company depends on receipt of payment for services from its payor sources most of which utilize computer software to process those payments. The Company's primary payors include Medicare and Medicaid programs, insurance companies, other certified home health agencies and long-term health care provider programs. The Company is currently unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payors or, in turn, on the Company.

Item 8.  Financial Statements and Supplementary Data

         The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-25.

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

Item 10.         Directors and Executive Officers of the Registrant.

Item 11.         Executive Compensation.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

Item 13.         Certain Relationships and Related Transactions.

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on December 8, 1998, and is incorporated herein by reference. The Company intends to files such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to July 31, 1998.

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

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES



Index to Financial Statements and Schedules
Filed with the Annual Report of the Company on Form 10-K

                                                                                                         Page
                                                                                                         ----

Part II Item 8

     Independent Auditors' Report                                                                         F-2

     Consolidated Financial Statements
         Balance sheets as of July 31, 1998 and 1997                                                      F-3
         Statements of operations for the years ended July 31, 1998, 1997 and 1996                        F-4
         Statements of changes in stockholders' equity for the years ended July 31, 1998,
         1997 and 1996                                                                                    F-5
         Statements of cash flows for the years ended July 31, 1998, 1997 and 1996                        F-6
         Notes to financial statements                                                                    F-7

Part IV Item 14

     Independent Auditors' Report on Schedule                                                             F-24

     Supplementary Information
         Schedule II Valuation and Qualifying Accounts                                                    F-25
     Schedules Omitted

         Other schedules have been omitted as the conditions requiring their filing are not present or the information required therein has been included in the notes to consolidated financial statements.


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York


We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of SunStar Healthcare, Inc. at July 31, 1997 and for the year then ended, a corporation in which the Company had a 37.6% interest at such date. Those statements were audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1997 consolidated financial statements relates to data included for SunStar Healthcare, Inc., it is based solely on their report.

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

In our opinion, based upon our audits and, for 1997, the report of other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and subsidiaries as of July 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
October 7, 1998

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES



Consolidated Balance Sheets


                                                                                                     July 31,
                                                                                           --------------------------
                                                                                            1998                1997
                                                                                            ----                ----
ASSETS
Current assets:
   Cash (including cash equivalents of $7,576,000 and $8,344,000)                  $      10,992,000       $     9,324,000
   Investments - available for sale                                                          488,000               508,000
   Accounts receivable (less allowance for doubtful accounts of $295,000
      and $327,000)                                                                        8,269,000             8,176,000
   Income taxes receivable                                                                   123,000
   Prepaid expenses and other assets                                                         195,000               163,000
   Deferred taxes                                                                            289,000               230,000
                                                                                             -------               -------

        Total current assets                                                              20,356,000            18,401,000

Furniture, equipment and leasehold improvements, net                                         395,000               378,000
Excess of cost over fair value of net assets of businesses acquired                        3,179,000             3,350,000
Other intangible assets                                                                      745,000               947,000
Deposits and other assets                                                                    154,000               138,000
Investment in unconsolidated investee                                                        674,000             2,010,000
                                                                                             -------             ---------

                                                                                   $      25,503,000       $    25,224,000
                                                                                          ==========            ==========

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                           $       1,013,000       $     1,331,000
   Income taxes payable                                                                                             22,000
   Estimated third-party payor settlements                                                   209,000               195,000
                                                                                             -------               -------

        Total current liabilities                                                          1,222,000             1,548,000

Deferred tax liability - noncurrent                                                                                316,000
                                                                                           ---------               -------

        Total liabilities                                                                  1,222,000             1,864,000
                                                                                           ---------             ---------

Commitments, contingencies and other matters

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; authorized 20,000,000 shares,
   issued 6,228,746 and 6,208,646 shares                                                       6,000                 6,000
Additional paid-in capital                                                                18,525,000            18,476,000
Retained earnings                                                                          7,045,000             5,842,000
                                                                                           ---------             ---------

                                                                                          25,576,000            24,324,000
Less treasury stock (1,028,879 and 957,500 shares) - at cost                               1,295,000               964,000
                                                                                           ---------            ----------

        Total stockholders' equity                                                        24,281,000            23,360,000
                                                                                          ----------            ----------

                                                                                   $      25,503,000       $    25,224,000
                                                                                          ==========            ==========

See notes to financial statements

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES



Consolidated Statements of Operations


                                                                                     Year Ended July 31,
                                                                          ---------------------------------------

                                                                          1998              1997             1996
                                                                          ----              ----             ----
Net patient revenue                                                      $ 34,313,000     $ 35,070,000    $  38,830,000
                                                                           ----------       ----------       ----------


Operating expenses:
   Cost of revenue                                                         22,135,000       22,905,000       24,798,000

   General and administrative                                               8,886,000        8,620,000       10,472,000

   Amortization of intangibles                                                373,000          245,000          294,000
                                                                              -------          -------          -------

      Total operating expenses                                             31,394,000       31,770,000       35,564,000
                                                                           ----------       ----------       ----------

Income from operations                                                      2,919,000        3,300,000        3,266,000
Other income:
   Gain resulting from subsidiary's stock offering                            331,000                         1,548,000
   Interest income                                                            547,000          446,000          412,000

   Loss from equity investee                                               (1,630,000)        (612,000)         (10,000)
                                                                           ----------         --------          -------

Income before income taxes                                                  2,167,000        3,134,000        5,216,000
Provision for income taxes                                                    964,000        1,278,000        1,859,000
                                                                              -------        ---------        ---------

Net income                                                              $   1,203,000      $ 1,856,000     $  3,357,000
                                                                            =========        =========        =========

Net income per common share:
   Basic                                                                         $.23             $.35             $.65
                                                                                 ====             ====             ====

   Diluted                                                                       $.23             $.35             $.64
                                                                                 ====             ====             ====

Weighted average number of shares outstanding:
   Basic                                                                    5,231,248        5,250,242        5,186,985
                                                                            =========        =========        =========

   Diluted                                                                  5,307,158        5,358,722        5,284,799
                                                                            =========        =========        =========


See notes to financial statements

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES



Consolidated Statements of Changes in Stockholders' Equity


                                                         Common Stock    Additional                       Treasury Stock
                                                  Number of               Paid-In      Retained       Number of
                                                    Shares       Amount   Capital      Earnings        Shares      Cost
                                                 ----------      ------  ----------    --------       --------     ----

Balance at July 31, 1995                            5,673,075  $ 6,000 $ 15,552,000  $ 3,307,000      955,000  $ (951,000)
Net income                                                                             3,357,000
Stock dividend declared on October 21, 1996           288,414             1,875,000   (1,875,000)
Exercise of common stock options                       88,832               233,000
                                                    ---------  --------  ----------   ----------      -------     -------


Balance at July 31, 1996                            6,050,321    6,000   17,660,000    4,789,000      955,000    (951,000)
Net income                                                                             1,856,000
Acquisition of treasury shares, $5.32 per share                                                         2,500     (13,000)
Stock dividend declared on October 10, 1997           153,025               803,000     (803,000)
Exercise of common stock options                        5,300                13,000
                                                    ---------  --------  ----------   ----------     --------    --------

Balance at July 31, 1997                            6,208,646    6,000   18,476,000    5,842,000      957,500    (964,000)
Net income                                                                             1,203,000
Acquisition of treasury shares, $4.65 per share                                                        71,379    (331,000)
Exercise of common stock options                       20,100                49,000
                                                    ---------  -------   ----------    ---------    ---------  ----------

Balance at July 31, 1998                            6,228,746  $ 6,000 $ 18,525,000  $ 7,045,000    1,028,879 $(1,295,000)
                                                    =========   ======   ==========    =========    =========  ==========



See notes to financial statements

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES



Consolidated Statements of Cash Flows

                                                                                    Year Ended July 31,
                                                                      ------------------------------------------

                                                                      1998               1997               1996
                                                                      ----               ----               ----
Cash flows from operating activities:
   Net income                                                  $    1,203,000        $  1,856,000     $     3,357,000
   Adjustments to reconcile net income to net cash
      provided  by  operating  activities:
        Depreciation and amortization                                 479,000             355,000             454,000

        Provision for doubtful accounts                                32,000                                 123,000
        Deferred tax                                                 (375,000)           (133,000)            410,000
        Gain on subsidiary's stock offering                          (331,000)                             (1,548,000)
        Loss from equity investee                                   1,630,000             612,000              10,000
        Changes in:
           Accounts receivable                                       (125,000)            323,000            (544,000)
           Prepaid expenses and other assets                          (48,000)             27,000             (65,000)
           Accounts payable, accrued expenses and other
              liabilities                                            (318,000)             16,000            (337,000)
           Income taxes receivable/payable                           (145,000)            225,000             207,000
           Estimated third-party payor settlements                     14,000            (883,000)         (1,001,000)
                                                                       ------            --------          ----------

                Net cash provided by operating activities           2,016,000           2,398,000           1,066,000
                                                                    ---------           ---------           ---------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold
      improvements                                                   (123,000)           (134,000)           (172,000)
   Proceeds of investments                                             20,000              20,000             285,000
   Purchase of assets of businesses                                                    (1,889,000)
   Purchase of Nurse Care, Inc., net of cash acquired                                                      (2,595,000)
   Proceeds from sale of subsidiary stock                              37,000
                                                                       ------          ----------           ---------

                Net cash used in investing activities                (66,000)          (2,003,000)         (2,482,000)
                                                                     -------           ----------          ----------

Cash flows from financing activities:
   Decrease in notes receivable                                                                             1,039,000
   Purchase of treasury shares                                      (331,000)             (13,000)
   Proceeds from exercise of stock options                            49,000               13,000             233,000
   Cash of subsidiary at date of stock offering                                                              (164,000)
                                                                    ---------            --------           ---------

        Net cash (used in) provided by financing activities         (282,000)                   0           1,108,000
                                                                    --------             --------          ----------

Net increase (decrease) in cash and cash equivalents                1,668,000             395,000            (308,000)
Cash and cash equivalents - beginning of year                       9,324,000           8,929,000           9,237,000
                                                                    ---------           ---------           ---------

Cash and cash equivalents - end of year                        $   10,992,000        $  9,324,000     $     8,929,000
                                                                   ==========           =========           =========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
      Interest                                                 $        2,000        $    11,000      $        14,000
      Income taxes                                             $    1,512,000        $ 1,584,000      $     1,677,000


Supplemental  disclosure of noncash  investing  and  financing  activities - see
Notes 6 and 7.


See notes to financial statements

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of business:

  National Home Health Care Corp. and subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized therapies. Until May 1996, the Company was also engaged as a provider of outpatient medical services (see Note 6).

  Principles of consolidation:

  The consolidated financial statements include the accounts of National Home Health Care Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. During the fourth quarter of fiscal 1996, the Company's interest in its previously wholly owned subsidiary, which provided outpatient medical services, was reduced to 37.6%, and was further reduced to 30.5% at July 31, 1998. Accordingly, the Company began accounting for this entity using the equity method during the fourth quarter of fiscal 1996.

  Revenue recognition:

  Net patient revenue is recorded at the estimated net realizable amount from third-party payors and patients.

  Under Medicare and Medicaid cost reimbursement programs, the Company is reimbursed for services rendered to covered patients. Revenues derived from these programs are based in part on cost reimbursement principles and are subject to examination and retroactive adjustment. Management continuously evaluates the outcome of these reimbursement examinations and provides allowances for any potential adjustments. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

  Approximately 40%, 39% and 39% of net patient revenue for the fiscal years ended July 31, 1998, 1997 and 1996, respectively, were derived under federal and state third-party reimbursement programs.

  Cash equivalents:

  For the purposes of the statements of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


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

  Excess of cost over fair value of net assets of business acquired:

  The excess of cost over the fair value of net assets acquired (goodwill) is being amortized principally over a period of 20 years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

  Net income per share:

  In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which establishes new standards for computing and presenting earnings per share and simplifies previously issued accounting standards related to earnings per share. SFAS 128 has replaced the concept of "primary" with "basic" and the concept of "fully-diluted" with "diluted".

  The basic calculation is determined by dividing net income attributable to common shares outstanding (the basic numerator) by the weighted average number of common shares outstanding (the basic denominator) during the period.

  The diluted calculation is determined by adjusting the basic numerator for any changes in income or loss that would result from the assumed exercise of potentially issued common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would be outstanding if the potentially issued common shares had been issued, if dilutive. Potentially issued common shares, consisting of options, are not included in this calculation where the effect of the inclusion would be antidilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  SFAS 128 requires restatement of prior periods. The application of SFAS 128 for the fiscal year ended July 31, 1997, had no impact and the effect for the fiscal year ended July 31, 1996 resulted in a reduction of $.01 per diluted share.

  SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. The reconciliations for the years ended July 31, 1998, 1997 and 1996 are as follows:


                                                                       Year Ended July 31,
                                    -------------------------------------------------------------------------------------

                                             1998                             1997                             1996
                                    -----------------------         -----------------------          --------------------

                                    Income          Shares           Income          Shares          Income        Shares
                                    ------          ------           ------          ------          ------        ------
 Basic EPS
  Net income                     $   1,203,000       5,231,248    $  1,856,000         5,250,242   $  3,357,000    5,186,985
  Effect of dilutive securities -
   common stock options                                 75,910                           108,480                      97,814
                                     ---------       ---------       ---------         ---------      ----------   ---------

  Diluted EPS                    $   1,203,000       5,307,158    $  1,856,000         5,358,722   $  3,357,000    5,284,799
                                     =========       =========       =========         =========      ==========   =========

  Investments:

  The Company's investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that, except for debt securities classified as "held-to-maturity securities", investments in debt and equity securities be reported at fair value.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Investment securities available for sale at July 31, 1998 and 1997 are summarized as follows:


                                                                       Amortized Cost (1)
                                                                  --------------------------

                                                                     1998            1997
                                                                     ----            ----

Floating rate debentures issued by New York State, maturing
   in one to five years                                          $     160,000   $     160,000
Floating rate debentures issued by New York State, maturing
   in five to ten years                                                150,000         160,000
Floating rate debentures issued by New York State, maturing
   after ten years                                                     160,000         170,000

  Other                                                                 18,000          18,000
                                                                        ------          ------

                                                                 $     488,000   $     508,000
                                                                       =======         =======

-----------------

 (1) Amortized cost approximates market value. Accordingly, there is no unrealized holding gain or loss.

  Fair value of financial instruments:

  The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

  Accounting for stock options:

  The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", in fiscal 1997 and continues to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosures in conformity with the fair values based method of SFAS 123.

  Recently issued accounting pronouncements:

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently issued accounting pronouncements:  (continued)

  defines the concept of "comprehensive income" and establishes the standards for reporting comprehensive income. Comprehensive income is defined to include net income, as currently recorded, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not included in the statement of operations. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of an issuer's financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect the Company's earnings, liquidity or capital resources.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosure About Segments of an Enterprise and Related Information", which defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the manner in which it will disclose the required information.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", requiring the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the derivatives at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect, if any, of this pronouncement.

  Use of estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to goodwill, depreciable assets, third-party payor settlements and valuation reserves for accounts receivable and deferred tax assets.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Workers' compensation:

  The Company self-insures up to specified limits certain risks related to workers' compensation liability. The estimated costs of existing and expected future claims under the insurance program are accrued based upon historical loss development trends and may be subsequently revised based on developments relating to such claims.

  Stock dividend:

  On October 21, 1996, the Company's Board of Directors declared a 6% stock dividend payable on December 4, 1996 for shareholders of record as of November 8, 1996. A total of 288,414 shares of common stock were issued in connection with the dividend.

  On October 10, 1997, the Company's Board of Directors declared a 3% stock dividend payable on December 8, 1997 for shareholders of record as of November 6, 1997. A total of 153,025 shares of common stock were issued in connection with the dividend.

  NOTE 2 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:


                                                               July 31,
                                                         ---------------------

                                                         1998            1997
                                                         ----            ----

  Furniture and equipment                          $     849,000    $   753,000

  Leasehold improvements                                 186,000        159,000
                                                         -------        -------

                                                       1,035,000        912,000
  Less accumulated depreciation and amortization         640,000        534,000
                                                         -------        -------

  Balance                                          $     395,000    $   378,000
                                                         =======        =======

  The net book value of furniture and equipment held under capital leases was $0 at July 31, 1998 and 1997. Depreciation expense includes depreciation on assets held under capital leases.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 3 - EXCESS OF COST OVER FAIR VALUE

  Changes in the excess of cost over fair value of net assets of businesses acquired during the two years ended July 31, 1998 are as follows:


                                                           Year Ended July 31,
                                                          ---------------------

                                                          1998            1997
                                                          ----            ----

  Balance - beginning of year                        $  3,350,000  $  2,557,000
  Consideration for acquisition                                         929,000
  Reduction from subsidiary stock offering (Note 6)
  Amortization                                           (171,000)     (136,000)
                                                        ---------      --------

  Balance - end of year                              $  3,179,000  $  3,350,000
                                                        =========     =========


  NOTE 4 - OTHER INTANGIBLE ASSETS

  Other intangible assets are as follows:

                                                         July 31,
                                                   ---------------------

                                                    1998           1997
                                                    ----           ----

  Covenants not to compete                   $    775,000    $   775,000

  Personnel files                                 678,000        678,000
  Patient files                                   352,000        352,000
                                                  -------        -------

                                                1,805,000      1,805,000
  Less accumulated amortization                 1,060,000        858,000
                                                ---------        -------

                                             $    745,000    $   947,000
                                                  =======        =======

  Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses are as follows:


                                                               July 31,
                                                          ------------------

                                                          1998        1997
                                                          ----        ----

  Trade accounts payable                          $    541,000    $   621,000

  Accrued employee compensation and benefits           416,000        643,000

  Other                                                 56,000         67,000
                                                        ------         ------

                                                  $  1,013,000    $ 1,331,000
                                                     =========      =========


  NOTE 6 - SUBSIDIARY STOCK OFFERING

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

  In fiscal 1998, the Company's ownership percentage of SunStar was reduced to 30.5% as a result of SunStar issuing additional shares of its common stock pursuant to a private placement in which it received $1,318,000, net of expenses. In connection therewith, the Company recorded a gain before tax of $302,000 representing the net increase in book value of the Company's investment. Also in fiscal 1998, the Company sold 10,000 shares of SunStar for $37,000 and recorded a gain of $29,000.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 6 - SUBSIDIARY STOCK OFFERING
  (Continued)

  Summarized financial data of SunStar for the years ended July 31 are as follows:


                                                      1998              1997              1996
                                                  ----------        ------------       -----------
  Total current assets                         $    8,150,000    $    5,105,000    $    6,403,000
  Total assets                                      8,650,000         6,371,000         7,499,000
  Total current liabilities                         6,319,000           881,000           505,000
  Total liabilities                                 6,402,000           989,000           522,000
  Total shareholders' equity                        2,248,000         5,382,000         6,977,000
  Total revenues                                    9,079,000         4,729,000         5,080,000
  Net loss                                         (4,567,000)       (1,631,000)         (222,000)
  Market value of the Company's investment          4,228,000*        4,500,000 *       4,233,000 *

----------------------
* The market value of the Company's investment is based on quoted market prices and does not necessarily represent the amount that may be realized upon disposition of the investment.


  NOTE 7 - ACQUISITIONS

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

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997



  NOTE 7 - ACQUISITIONS
  (Continued)


  On August 4, 1995, the Company acquired all of the outstanding common shares of Nurse Care, Inc., the parent company of New England Home Care, Inc. ("New England"). New England is a licensed and Medicare certified home health care agency providing services in Fairfield and New Haven counties in the State of Connecticut. The purchase price of $3,150,000 was generated from internal funds. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired, $2,049,000, was allocated to goodwill. Had the operations been acquired on August 1, 1995, there would have been no material effect on the consolidated operations of the Company for the fiscal year ended July 31, 1996.


  NOTE 8 - INCOME TAXES

  The provision for income taxes is summarized as follows:


                                           Year Ended July 31,
                                -----------------------------------------

                                1998               1997              1996
                                ----               ----              ----
  Current:
   Federal               $       920,000    $    1,156,000    $    1,340,000

   State and local               419,000           255,000           109,000
                                --------         ---------         ---------

                               1,339,000         1,411,000         1,449,000
  Deferred                      (375,000)         (133,000)          410,000
                                --------         ---------         ---------
                         $       964,000    $    1,278,000    $    1,859,000
                                ========         =========         =========

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 8 - INCOME TAXES
  (Continued)

  Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expense (benefit) are as follows:


                                                                        Year Ended July 31,
                                                                 --------------------------------------

                                                                 1998             1997             1996
                                                                 ----             ----             ----

  Loss from equity investee                               $    (316,000)    $   (208,000)
  State tax net operating loss carryforwards                    (59,000)          75,000    $     (114,000)

  Tax on gain from sale of subsidiary stock                                                        524,000
                                                               --------         --------           -------
                                                          $    (375,000)    $   (133,000)   $      410,000
                                                               ========         ========           =======


  The deferred tax assets and liabilities are as follows:


                                                                                        July 31,
                                                                ----------------------------------------------------------
                                                                         1998                              1997
                                                                --------------------------       -------------------------

                                                                Assets        Liabilities        Assets        Liabilities
                                                                ------        -----------        ------        -----------

  Accrued liability and reserves                           $    248,000                    $      191,000

  State net operating loss carryforwards                         41,000                            39,000

  Investment in unconsolidated investee                                     $    0                          $      316,000
                                                                -------         --                -------          -------
                                                                289,000          0                230,000          316,000
  Valuation allowance                                                 0                                 0
                                                                -------         --                -------          -------

                                                           $    289,000     $    0         $      230,000   $      316,000
                                                                =======         ===               =======          =======

  One subsidiary of the Company has incurred losses which can be used to offset state taxable income through 2012. At July 31, 1998, the total net operating loss carryforward as applicable to Connecticut amounted to approximately $580,000.

  No valuation allowance has been recorded as the Company believes that it is more likely than not that the benefit of the deferred tax assets will be realized.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 8 - INCOME TAXES
  (Continued)


  The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 1998 is as follows:


                                                       1998    1997      1996
                                                       ----    ----      ----

  Statutory rate                                        34%     34%       34%
  State and local taxes (net of federal tax effect)     12      5         1
  Federal tax credit                                    (6)     (2)
  Permanent differences                                  8       4        1

  Other                                                 (4)
                                                        --      --        --

  Effective rate                                        44%     41%       36%
                                                        ==      ==        ==

  NOTE 9 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

  Most of the Company's business is with customers who are in the health care industry and with governmental agencies.

  The Company provides temporary health care personnel to in-home patients in the New York City metropolitan area and State of Connecticut. Credit losses relating to customers historically have been minimal and within management's expectations.

  At July 31, 1998, the Company maintained approximately 53% of its cash and cash equivalents with one financial institution.

  Under certain federal and state third-party reimbursement programs, the Company received net patient revenues approximating $13,666,000, $13,610,000 and $15,211,000 for the years ended July 31, 1998, 1997 and 1996, respectively. The Company also received net patient revenues of approximately $7,488,000, $7,624,000 and $9,275,000 for the years ended July 31, 1998, 1997 and 1996, respectively, from a private company. At July 31, 1998, the Company had an aggregate outstanding receivable from the federal and state reimbursement programs of $2,151,000 and an outstanding receivable of $1,896,000 from the private company.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 10 - STOCK OPTION PLAN

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

  At July 31, 1998, 419,476 shares of the Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

  A summary of the status of the Company's stock options as of July 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                               1998                         1997                          1996
                                       ----------------------         -------------------------     ------------------------

                                                    Weighted-                       Weighted-                      Weighted-
                                                    Average                          Average                        Average
                                                    Exercise                        Exercise                       Exercise
              Options                  Shares       Price             Shares          Price          Shares          Price
              -------                  ------       --------          ------        --------         ------       ---------

 Outstanding at beginning of
   year                               204,042 (2)   $2.77 (2)     203,982 (1)      $2.85 (1)           295,502   $2.77
  Granted                              60,000        4.81                                               12,000    6.25

  Exercised                           (20,100)       2.47          (5,300)          2.47               (88,832)   2.63

  Forfeited                            (2,184)       5.70                                              (26,234)   2.91
                                      -------                     -------                              -------

  Outstanding at end of year          241,758        3.29         198,682          2.86                192,436    3.03
                                      =======                     =======                              =======

  Options exercisable at year-end     241,758        3.29         198,682          2.86                192,436    3.03
                                      =======                     =======                              =======

  Weighted-average fair value of
   options granted during the year                   1.97                                                         2.53


--------
(1)   Adjusted for 6% stock dividend  declared in October 1996.
(2)   Adjusted for 3% stock dividend declared in October 1997.

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 10 - STOCK OPTION PLAN
  (Continued)

  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions as of July 31, 1998: risk-free interest rate of 5.75%, expected option life of 10 years, expected stock price volatility of 42% and expected dividend yield of 3%.

  The Company applies APB Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on 1996 and 1998 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the year ended July 31, 1998 would have been $1,085,000 or $.21 and $.20 per basic and diluted shares, respectively. There would have been no material effect on the Company's net income or net income per common share for the year ended July 31, 1996.

  The following table summarizes information about stock options outstanding at July 31, 1998:


                                   Options Outstanding and Exercisable
                                                Weighted-
                                  Shares         Average           Weighted-
                               Outstanding      Remaining           Average
            Range                   at         Contractual         Exercise
       Exercise Prices        July 31, 1998        Life              Price
       ---------------        -------------    -----------         --------
        $2.39 - $2.63           159,920          1 year            $2.58

        $3.76                    10,918          4 years            3.76
        $5.70                    10,920          8 years            5.70
        $4.81                    60,000          9 years            4.81
                                -------
                                241,758
                                =======

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

  [a] Effective April 1, 1997 the Company amended and restated the Company's Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the new plan, employees may contribute up to 15% of their salary into the plan, limited to the maximum amount allowable under federal tax regulations. The Company will match 100% of employees' contributions, provided, that in no event shall the matching contributions on behalf of any employee exceed 2.5% of each employee's compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for each of the years ended July 31, 1998, 1997 and 1996 were $105,000, $135,000 and $122,000, respectively.

  [b] The Company has employment agreements with four officers which expire through October 2002. The aggregate commitment for future salary, excluding bonuses, under the agreements is $2,633,000. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation of up to $150,000 based on 5% of pre-tax income, as defined, in excess of $3,000,000. Another agreement provides for additional compensation based on 3% of income from operations, as defined, in excess of $3,000,000.

  [c] The Company rents various office facilities through 2000 under the terms of several lease agreements which include escalation clauses.

       At July 31, 1998, minimum annual rental commitments under noncancellable operating leases are as follows:


     Year Ending
      July 31,


      1999                                      $     406,000
      2000                                            161,000
      2001                                            119,000
      2002                                             54,000
      2003                                             54,000
      Thereafter                                        5,000
                                                        -----
                                                $     799,000
                                                      =======

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
  [c] (Continued)

       Rent expense for the years ended July 31, 1998, 1997 and 1996 was approximately $527,000, $435,000 and $655,000, respectively.

       One lease is with a company controlled by the Company's Chief Executive Officer. Rent expense under such lease approximates $129,000 per year.

  [d] The Company has a line of credit with its bank totalling $2,000,000. Advances against the line are to be collateralized by the assets of the Company. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 30, 1999. At July 31, 1998, there were no outstanding balances under either line of credit.


  NOTE 12 - SEGMENT INFORMATION

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

  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

  Notes to Financial Statements
  July 31, 1998 and 1997


  NOTE 12 - SEGMENT INFORMATION
  (Continued)

  Subsequent to 1996, the Company's operations consist only of home health services. Revenue, operating expenses and income from operations pertaining to the Company's segments for 1996 is as follows:


                                                           Year Ended
                                                            July 31,
                                                              1996
                                                           ----------
  Net patient revenue:
   Home health care services                            $   35,137,000
   Outpatient medical services                               3,693,000
                                                            ----------

                                                            38,830,000
                                                            ----------
  Operating expenses:
   Home health care services                                31,968,000
   Outpatient medical services                               3,596,000
                                                            ----------

                                                            35,564,000
                                                            ----------
  Income from operations:
   Home health care services                                 3,241,000
   Outpatient medical services                                  25,000
                                                            ----------

                                                        $    3,266,000
                                                            ==========


  NOTE 13 - SUBSEQUENT EVENT

  On August 10, 1998, the Company acquired certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services for approximately $1,943,000, including acquisition costs of $8,000. The assets purchased consisted of personnel files of $285,000, patient files of $285,000, furniture and equipment of $30,000, covenants not to compete of $200,000 and goodwill of $1,143,000. Had the operations been acquired on August 1, 1997, there would have been no material effect on the consolidated operations for the year ended July 31, 1998.

  On  September  25,  1998,  the  Company  signed a  definitive  stock  purchase agreement with Accredited Health Services, Inc. (Accredited), a New Jersey licensed home health care agency based in Bergen County, New Jersey. The purchase price for 100% of Accredited's outstanding common stock is approximately $1,800,000 in cash, subject to post-closing adjustment.

  INDEPENDENT AUDITORS' REPORT ON SCHEDULE

  Board of Directors and Stockholders
  National Home Health Care Corp.
  New York, New York


  The audits referred to in our report dated October 7, 1998 on the consolidated financial statements of National Home Health Care Corp. and subsidiaries, which appears in Part II, also included Schedule II for each of the years in the three-year period ended July 31, 1998. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.



  Richard A. Eisner & Company, LLP

  New York, New York
  October 7, 1998

                                   Schedule II
                        Valuation and Qualifying Accounts



          Column A                                  Column B                Column C                 Column D            Column E

                                                                                 Additions
                                                   ---------------------------------------------------------------------------------

                                                                         (1)             (2)

                                                     Balance           Charged to   Charged to
                                                  at Beginning         Costs and  Other Accounts -    Deductions -       Balance at
                                                    of Period           Expenses     Describe          Describe       End of Period
                                                  -------------        ---------- ---------------     -------------   --------------

Description:

  Year ended July 31, 1998:

      Allowance deducted from asset account
      Allowance for uncollectible accounts         $   327,000       $   32,000                    (A) $     (64,000)   $    295,000
                                                       =======           ======                              =======         =======

   Year ended July 31, 1997:

      Allowance deducted from asset account

      Allowance for uncollectible accounts         $   414,000                                     (A) $     (87,000)   $    327,000
                                                       =======          =======                              =======         =======

   Year ended July 31, 1996:

      Allowance deducted from asset account

      Allowance for uncollectible accounts      (B) $  439,000       $  123,000                    (A) $    (148,000)   $    414,000
                                                       =======          =======                             ========         =======

------------------

(A)    Represents actual write-offs.
(B)    Includes $340,000 acquired in acquisition of Nurse Care, Inc.



  See notes to financial statements

         (3)  Exhibits


  Exhibit                                                  Document
  Number

3.1 Certificate of Incorporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983 (the "1983 Form S-1").

3.2 Certificate of Amendment to Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992 (the "1992 Form 10-K").

3.3                      By-laws.  Incorporated  by  reference  to the 1983 Form
                         S-1.

10.1 1992 Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K").

10.2 Incentive Stock Option Plan. Incorporated by reference to the 1993 Form 10-K.

10.3 Agreement dated January 1, 1994 between Allen Health Care Services and VNS Home Care. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (the "1994 Form 10-K").

10.4 Employment Agreement dated as of November 1, 1997 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998 (the "January 31, 1998 Form 10-Q").

10.5 Employment Agreement dated as of November 1, 1997 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.6 Employment Agreement dated as of November 1, 1997 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.7 Employment Agreement dated as of November 1, 1997 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.

Exhibit                                Document

10.8 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

10.9 Agreement between Nassau County Department of Social Services and Allen Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.10 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

10.11 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.12                    Letter  from  Joint   Commission  on  Accreditation  of
                         Healthcare Organizations awarding accreditation to Allen Health Care, dated September 20, 1993. Incorporated by reference to the 1993 Form 10-K.

10.13 The Registrant's Employee Savings and Stock Investment Plan under Section 401(k) of the Internal Revenue Code. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (the "1997 Form 10-K").

10.14 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.15 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 1998 Form 10-Q.

21.1 List of Subsidiaries. Incorporated by reference to the 1997 Form 10-K.

23.1 *                   Consent of Richard A. Eisner & Company, LLP

  Exhibit                    Document


  27.1  *                 Financial Data Schedule

---------------
*   Filed herewith

         (b) Reports on Form 8-K. None have been filed during the last fiscal quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL HOME HEALTH CARE CORP.

                                       /s/  Robert P. Heller
                                       ---------------------------------------
                                      By:      Robert P. Heller
                                               Vice President of Finance
                                               and Chief Financial Officer

  Dated:  October 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ Frederick H. Fialkow                   Chairman of the Board of Directors
  ------------------------                   and Chief Executive Officer
  Frederick H. Fialkow

  /s/ Steven Fialkow                         President, Chief Operating Officer,
  ------------------------                   Secretary and Director
  Steven Fialkow

   /s/ Robert P. Heller                      Vice President of Finance and Chief
  ------------------------                   Financial Officer (Principal
  Robert P. Heller                           Financial and Accounting Officer)


  /s/  Ira Greifer, M.D.                     Director
  ------------------------
  Ira Greifer, M.D.

  /s/ Bernard Levine, M.D.                   Director
  ------------------------
  Bernard Levine, M.D.


   /s/ Robert Pordy, M.D.                    Director
  ------------------------
  Robert Pordy, M.D.

                                                   Commission File No. 0-12927




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                         FISCAL YEAR ENDED JULY 31, 1998


                         NATIONAL HOME HEALTH CARE CORP.

                                 EXHIBIT INDEX

Exhibit                   Description
Number

3.1 Certificate of Incorporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983 (the "1983 Form S-1").

3.2 Certificate of Amendment to Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992 (the "1992 Form 10-K").

3.3                      By-laws.  Incorporated  by  reference  to the 1983 Form
                         S-1.

10.1 1992 Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K").

10.2 Incentive Stock Option Plan. Incorporated by reference to the 1993 Form 10-K.

10.3 Agreement dated January 1, 1994 between Allen Health Care Services and VNS Home Care. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (the "1994 Form 10-K").

10.4 Employment Agreement dated as of November 1, 1997 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998 (the "January 31, 1998 Form 10-Q").

10.5 Employment Agreement dated as of November 1, 1997 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.6 Employment Agreement dated as of November 1, 1997 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.7 Employment Agreement dated as of November 1, 1997 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.8 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

10.9 Agreement between Nassau County Department of Social Services and Allen Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.10 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

10.11 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.12                    Letter  from  Joint   Commission  on  Accreditation  of
                         Healthcare Organizations awarding accreditation to Allen Health Care, dated September 20, 1993. Incorporated by reference to the 1993 Form 10-K.

10.13 The Registrant's Employee Savings and Stock Investment Plan under Section 401(k) of the Internal Revenue Code. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (the "1997 Form 10-K").

10.14 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.15 Letter Agreement dated February 20, 1998 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 1998 Form 10-Q.

21.1 List of Subsidiaries. Incorporated by reference to the 1997 Form 10-K.

23.1 *                   Consent of Richard A. Eisner & Company, LLP

27.1 *                   Financial Data Schedule

------------------
*  Filed herewith