Form 10-Q
period 1998-10-31
NATIONAL HOME HEALTH CARE CORP
filed 1998-12-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1998
                                     ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number 0-12927
                                                -------

                         NATIONAL HOME HEALTH CARE CORP.
              ----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

              Delaware                                22-2981141
 ------------------------------               -------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 15, 1998 was 5,185,150.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1998



PART I.           FINANCIAL INFORMATION                                     Page
                                                                            ----

Item 1.           Financial Statements

                  Consolidated  Balance  Sheets as of October 31,
                     1998 and July 31, 1998 (Unaudited)                     3-4

                  Consolidated  Statements of Operations  for the
                     three  months  ended  October  31,  1998 and
                     October 31, 1997 (Unaudited)                             5

                  Consolidated  Statements  of Cash Flows for the
                     three  months  ended  October  31,  1998 and
                     October 31, 1997 (Unaudited)                             6

                  Notes to Consolidated  Financial Statements               7-8

Item 2.           Management's   Discussion   and   Analysis   of
                     Financial    Condition    and   Results   of
                     Operations                                            9-12

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                   14

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                        October 31, 1998               July 31, 1998
                                                                        ----------------               -------------

ASSETS

Current assets:
     Cash and cash equivalents                                             $ 7,394,000                $10,992,000
     Investments                                                               488,000                    488,000
     Accounts receivable -
         less allowance for doubtful accounts of
         $291,000 at October 31, 1998 and
         $295,000 at July 31, 1998                                          10,264,000                  8,269,000
     Income taxes receivable                                                   - - - -                    123,000
     Prepaid expenses and other assets                                         171,000                    195,000
     Deferred taxes                                                            425,000                    289,000
                                                                         -------------              -------------

         Total current assets                                               18,742,000                 20,356,000

Furniture, equipment and leasehold
     improvements, net                                                         463,000                    395,000
Excess of cost over fair value of net assets of
     businesses acquired, net                                                5,515,000                  3,179,000
Other intangible assets, net                                                 1,446,000                    745,000
Deposits and other assets                                                      163,000                    154,000
Investment in unconsolidated investee                                          324,000                    674,000
                                                                         -------------              -------------

         TOTAL                                                             $26,653,000                $25,503,000
                                                                         =============              =============

(continued)



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                        October 31, 1998             July 31, 1998
                                                                        ----------------             -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                    $1,406,000                $1,013,000
     Estimated third-party payor settlements                                     182,000                   209,000
     Loans payable                                                               425,000                   - - - -
     Income taxes payable                                                        185,000                   - - - -
                                                                          --------------              ------------

         Total current liabilities                                             2,198,000                 1,222,000

         Total liabilities                                                     2,198,000                 1,222,000
                                                                           -------------              ------------

Stockholders' equity:
     Common stock, $.001 par value: authorized
     20,000,000 shares, issued 6,228,746 shares                                    6,000                     6,000
     Additional paid-in capital                                               18,525,000                18,525,000
     Retained earnings                                                         7,231,000                 7,045,000
                                                                           -------------              ------------

                                                                              25,762,000                25,576,000

     Less treasury stock (1,031,519 and 1,028,879
     shares) at cost                                                          (1,307,000)               (1,295,000)
                                                                           --------------              ------------

         Total stockholders' equity                                           24,455,000                24,281,000
                                                                           -------------               -----------

                TOTAL                                                        $26,653,000               $25,503,000
                                                                           =============               ===========


See accompanying notes to consolidated financial statements.



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                              For the three months ended October 31,
                                                              --------------------------------------
                                                                  1998                        1997
                                                                  ----                        ----
Net patient revenue                                           $9,205,000                     $9,101,000
                                                              ----------                     ----------

Operating expenses:
     Cost of revenue                                           5,985,000                      5,891,000
     General and administrative                                2,286,000                      2,222,000
     Amortization of intangibles                                 125,000                         93,000
                                                              ----------                     ----------

         Total operating expenses                              8,396,000                      8,206,000
                                                              ----------                     ----------

Income from operations                                           809,000                        895,000

Other income:
     Interest income                                             119,000                        140,000
     (Loss) from equity investee                                (350,000)                      (347,000)
                                                              ----------                     ----------

Income before taxes                                              578,000                        688,000

Provision for income taxes                                       392,000                        309,000
                                                              ----------                     ----------

NET INCOME                                                    $  186,000                     $  379,000
                                                              ==========                     ==========

Net income per share:
   Basic                                                      $     0.04                     $     0.07
                                                              ==========                     ==========

   Diluted                                                    $     0.04                     $     0.07
                                                              ==========                     ==========

Weighted average shares outstanding:
  Basic                                                        5,198,491                      5,251,886

  Diluted                                                      5,265,754                      5,334,406



See accompanying notes to consolidated financial statements.



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                  For the three months ended October 31,
                                                                                  ---------------------------------------
                                                                                     1998                        1997
                                                                                     ----                        ----
Cash flows from operating activities:
     Net income                                                                      $186,000                   $379,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                 155,000                    119,000
        Provisions for doubtful accounts                                              - - - -                     15,000
        Loss from equity investee                                                     350,000                    347,000
        Deferred tax                                                                  - - - -                   (118,000)
        Changes in:
           Accounts receivable                                                     (1,246,000)                  (564,000)
           Income taxes receivable/payable                                            308,000                    363,000
           Prepaid expenses and other assets                                           41,000                     54,000
           Accounts payable, accrued expenses and other
           liabilities                                                                277,000                   (322,000)
           Estimated third party payor settlements                                    (27,000)                    31,000
                                                                                  -----------                -----------

                 Net cash provided by operating activities                             44,000                    304,000
                                                                                  -----------                -----------

Cash flows from investing activities:
Purchase of property, plant and equipment                                              (7,000)                   (23,000)
Purchase of assets of business                                                     (1,943,000)                   - - - -
Purchase of Accredited Health Services, Inc. net cash
acquired                                                                           (1,680,000)                   - - - -
                                                                                  -----------
                 Net cash (used in) investing activities                           (3,630,000)                   (23,000)
                                                                                  ------------               -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          - - - -                     49,000
     Purchase of treasury shares                                                      (12,000)                  (103,000)
                                                                                  -----------                -----------
                 Net cash (used in) financing activities                              (12,000)                   (54,000)
                                                                                  -----------                -----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                   (3,598,000)                   227,000

Cash and cash equivalents - beginning of period                                    10,992,000                  9,324,000
                                                                                  -----------                -----------

CASH AND CASH EQUIVALENTS-END OF
PERIOD                                                                            $ 7,394,000                 $9,551,000
                                                                                  ===========                ===========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                                                        $ 83,000                    $83,000
        Interest                                                                      - - - -                      1,000

Supplemental disclosures of non-cash investing activities:
      See Note 3 -- Acquisitions

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.


NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

                  On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly-owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns 890,000 shares, or approximately 30.5%, of SunStar. The Company utilizes the equity method of accounting for its investment in SunStar.


NOTE 3 - ACQUISITIONS

                  On August 10, 1998, the Company, through its wholly-owned subsidiary Health Acquisition Corp., acquired, for $1,943,000 in cash, including acquisition costs of $8,000, certain assets of Bryan Employment Agency, Inc., d/b/a/ Bryan Home Care Services, a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for as a purchase and the cost was allocated as follows: $285,000 to personnel files, $285,000 to patient files, $30,000 to furniture and equipment, $200,000 to covenant not to compete and $1,143,000 to excess of cost over fair value of net assets of businesses acquired. The purchase price was generated from internal funds. The acquisition expanded the geographic presence of the Company and enabled Health Acquisition Corp. to become a participating provider in the Westchester County Department of Social Services Medicaid Program. Annual revenues for Bryan Home Care approximated $5,700,000 in calendar 1997.

                  On October 30, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The purchase price of approximately $1,974,000 in cash, including acquisition costs of $49,000, was generated from internal funds. The final purchase price is subject to a post-closing adjustment. The Company's preliminary allocation of purchase price is as follows: $1,203,000 to current assets, $63,000 to furniture and equipment, $541,000 to current liabilities and $725,000 to stockholders' equity. The acquisition was accounted for as a purchase and the excess of purchase price over the fair value of assets acquired, $1,249,000, was allocated to goodwill. Revenues from Accredited approximated $5,300,000 for the fiscal year ended March 31, 1998.


NOTE 4 - PER SHARE DATA

                  The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share" during the fiscal quarter ended January 31, 1998. Earnings per share and weighted average shares outstanding for the three months ended October 31, 1997 have been restated for comparative purposes.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 1998.

                  This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

                  The Company is subject to significant external factors that could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors, as well as future changes in reimbursement, could cause future results to differ materially from historical results.

                  The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare-reimbursed home health agencies will be reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers will be reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. The Act calls for payments to Medicare providers for cost reporting periods beginning on or after October 1, 2000 to be made in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services. Without a prospective payment system by October 1, 2000, a 15% further cut in Medicare home health payments will take effect.

                  The new IPS cost limits will apply to the Company's Connecticut-based Medicare certified nursing agency for the cost reporting period beginning July 1, 1998. The Company has determined that these new limits will reduce current reimbursement for the Medicare services it provides. Accordingly, in May 1998 the Company combined its operations in Connecticut by merging its Medicare certified subsidiary with its licensed agency subsidiary to increase operational efficiencies. In addition, the Company has been closely monitoring utilization of Medicare services in an effort not to exceed per patient cost limits.

                  The implementation of IPS has resulted in a decrease in revenues from the Company's Medicare certified agency from the previous fiscal year. In addition, the Company's operations in

New York and New Jersey are dependent upon referrals, primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

Results of Operations and Effects of Inflation
----------------------------------------------

                  For the three months ended October 31, 1998, net patient revenue increased $104,000, or 1.1%, to $9,205,000 from $9,101,000 for the three months ended October 31, 1997. Over the periods, net patient revenue from Health Acquisition Corp., the subsidiary providing home health care services in the New York metropolitan area, increased $657,000, or 11.1%, to $6,564,000 from $5,907,000. This increase is attributable to the revenues generated from the purchase of certain assets of Bryan Home Care Services of $1,472,000, offset by the decline in same source revenues of ($815,000). The decline in same source revenues is attributable to the decline in hours from the Medicare certified agencies that Health Acquisition Corp. contracts with, as a result of the implementation of IPS. Over the periods, net patient revenue from New England Home Care, Inc., the subsidiary that is Medicare certified and licensed in Connecticut, decreased ($552,000), or (17.3%), to $2,641,000 from $3,193,000.
This decrease is attributable to the decline in Medicare revenue over the same periods. The decrease in Medicare revenue is the result of the change in Medicare reimbursement from cost reimbursement to per patient limits.

                  Cost of revenue as a percentage of net patient revenue increased slightly to 65.0% for the three months ended October 31, 1998 from 64.7% for the three months ended October 31, 1997.

                  General and administrative expenses increased $64,000, or 2.9%, to $2,286,000 for the three months ended October 31, 1998 from $2,222,000 for the three months ended October 31, 1997. This increase is attributable to the additional general and administrative expenses incurred from the acquisition of Bryan Home Care, offset by the decline in general and administrative expenses of New England Home Care, Inc., as a result of the combining of the operations in Connecticut. As a percentage of net patient revenue, general and administrative expenses increased to 24.8% for the three months ended October 31, 1998 from 24.4% for the three months ended October 31, 1997.

                  Amortization of intangibles increased to $125,000 for the three months ended October 31, 1998 from $93,000 for the three months ended October 31, 1998. This increase is attributable to the acquisition of certain assets of Bryan Home Care.

                  As a result of the foregoing, income from operations decreased ($86,000), or (9.6%), to $809,000 for the three months ended October 31, 1998 from $895,000 for the three months ended October 31, 1997.

                  Interest income decreased (15.0%) to $119,000 for the three months ended October 31, 1998 from $140,000 for the three months ended October 31, 1997. This decrease is attributable to the cash used in investing activities resulting from the acquisition of certain assets of Bryan Home Care.

                  The Company recorded a loss from equity investee of ($350,000) in the three months ended October 31, 1998 as compared to a loss of ($347,000) for the comparable period of 1997, representing the Company's share of the net loss reported by SunStar for the same periods.

                  The Company's effective tax rate increased to 67.8% for the three months ended October 31, 1998 from 44.9% for the three months ended October 31, 1997. This increase is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the three months ended October 31, 1998, as compared to ($118,000) recorded for the three months ended October 31, 1997. Excluding the tax effect of loss from equity investee, the effective tax rate increased to 42.2% for the three months ended October 31, 1998 from 41.2% for the three months ended October 31, 1997. This increase is attributable to a decrease in Work Opportunity Tax Credits over the comparable period of 1997.

                  The rate of inflation had no material effect on operations for the three months ended October 31, 1998.

Financial Condition and Capital Resources
-----------------------------------------

                  Current assets decreased to $18,472,000 and current liabilities increased to $2,198,000, respectively, at October 31, 1998. This resulted in a decrease in working capital by ($2,860,000) from $19,134,000 at July 31, 1998 to $16,274,000 at October 31, 1998. Cash and cash equivalents decreased ($3,598,000) to $7,394,000 at October 31, 1998 from $10,992,000 at
July 31, 1998. The decrease in both working capital and cash resulted from the recent acquisitions completed by the Company. The combined acquisition costs were $3,917,000.

                  The Company provided net cash from operating activities of $44,000 for the three months ended October 31, 1998 as compared to net cash provided from operating activities of $304,000 for the three months ended October 31, 1997. The decrease in operating cash flow of ($260,000) is primarily attributable to the decline in net income, an increase in accounts receivable offset by the increase in accounts payable and accrued expenses over the comparable period of 1997. Net cash used in investing activities for the three months ended October 31, 1998 reflects acquisitions made by the Company and the purchase of equipment. Net cash used in investing activities for the three months ended October 31, 1997 reflects the purchase of equipment. Net cash used in financing activities for the three months ended October 31, 1998 reflects the purchase of treasury shares. Net cash used in financing activities for the three months ended October 31, 1997 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options.

                  The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 1999. At October 31, 1998, there was no outstanding balance under either line of credit.

                  The Company intends to meet its short and long term liquidity needs with its current cash balances, cash flow from operations and available lines of credit. The Company believes that its cash balances also will allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

                  In August 1998, the Board of Directors extended for one year its program to repurchase its Common Stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

Year 2000 Compliance
--------------------

                  The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. The current systems used by Health Acquisition Corp. and Accredited Health Services, Inc. are relatively old and have been slated for replacement with new systems that better meet the information needs as they expand and deal with the current operating environment. The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. The current system utilized by New England Home Care, Inc. is a relatively new operating system. The Company has been advised by the system vendor that all required changes necessary to be compliant with the year 2000 issue have been substantially completed and will be implemented prior to the year 2000. Management currently believes that the financial resources necessary to accomplish year 2000 compliance will not be material to the Company's financial condition, liquidity or results of operations. However, there is no guarantee that the Company's expected results will be achieved. In addition, actual results could differ materially from those expected results.

                  The Company depends on receipt of payment for services from its payor sources, most of which utilize computer software to process those payments. The Company's primary payors include Medicare and Medicaid programs, insurance companies, other Medicare certified home health agencies and long-term health care provider programs. The Company currently is unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payors, or, in turn, on the Company.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  27.1         Financial Data Schedule.

             (b) Reports on Form 8-K:

                  The Company has not filed any reports on Form 8-K during the quarterly period ended October 31, 1998.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      National Home Health Care Corp.



Date:  December 15, 1998               /s/ Robert P. Heller
                                      ------------------------------------------
                                      Robert P. Heller
                                      Vice President of Finance (chief financial
                                      and accounting officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number                                     Description
--------                                   -----------

27.1                       Financial Data Schedule.