Form 10-Q
period 1999-01-31
NATIONAL HOME HEALTH CARE CORP
filed 1999-03-16
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number 0-12927

                        NATIONAL HOME HEALTH CARE CORP.
       ------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

            Delaware                                    22-2981141
  -----------------------------               ------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale, New York 10583
              ----------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 16, 1999 was 5,152,950.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 1999



PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Financial Statements


          Consolidated Balance Sheets as of January 31, 1999 and July 31,
            1998 (unaudited)                                                3-4

          Consolidated  Statements  of  Operations  for the three  months ended  January  31,  1999 and  January  31,  1998 and the six
            months   ended   January   31,  1999  and  January  31,  1998
            (unaudited)                                                        5

          Consolidated  Statements of Cash Flows for the six months ended
            January 31, 1999 and January 31, 1998 (unaudited)                  6


          Notes to Consolidated Financial Statements                         7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-14

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 15


Item 6.   Exhibits and Reports on Form 8-K                                 15-16



SIGNATURES                                                                    17



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                        January 31, 1999         July 31, 1998
                                                                        ----------------         -------------

ASSETS

Current assets:
     Cash and cash equivalents                                           $6,537,000                $10,992,000
     Investments                                                            318,000                    488,000
     Accounts receivable -
         less allowance for doubtful accounts of
         $483,000 at January 31, 1999 and
         $295,000 at July 31, 1998                                       10,648,000                  8,269,000
     Income taxes receivable                                                275,000                    123,000
     Prepaid expenses and other assets                                      275,000                    195,000
     Deferred taxes                                                         417,000                    289,000
                                                                        -----------                -----------

         Total current assets                                            18,470,000                 20,356,000

Furniture, equipment and leasehold
     improvements, net                                                      453,000                    395,000
Excess of cost over fair value of net assets of
     businesses acquired, net                                             5,443,000                  3,179,000
Other intangible assets, net                                              1,377,000                    745,000
Deposits and other assets                                                   168,000                    154,000
Investment in unconsolidated investee                                        ------                    674,000
                                                                        -----------                -----------

          TOTAL                                                         $25,911,000                $25,503,000
                                                                        ===========                ===========

(continued)

                                       -3-


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                               January 31, 1999             July 31, 1998
                                                                               ----------------             -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                       $1,380,000                $1,013,000
      Estimated third-party payor settlements                                        116,000                   209,000
                                                                                  ----------                ----------
          Total current liabilities                                                1,496,000                 1,222,000
                                                                                  ----------                ----------

          Total liabilities                                                        1,496,000                 1,222,000
                                                                                  ----------                ----------

Stockholders' equity:
      Common stock, $.001 par value: authorized
      20,000,000 shares, issued 6,228,746 shares                                       6,000                     6,000
      Additional paid-in capital                                                  18,525,000                18,525,000
      Retained earnings                                                            7,316,000                 7,045,000
                                                                                 -----------               -----------

                                                                                  25,847,000                25,576,000

      Less treasury stock (1,057,236 and 1,028,879
      shares) at cost                                                             (1,432,000)               (1,295,000)
                                                                                 ------------              ------------

          Total stockholders' equity                                              24,415,000                24,281,000
                                                                                 -----------               -----------

                    TOTAL                                                        $25,911,000               $25,503,000
                                                                                 ===========               ===========


See accompanying notes to consolidated financial statements.



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                For the three months ended               For the six months ended
                                                       January 31,                              January 31,
                                            ----------------------------------     -------------------------------------

                                                 1999                1998               1999                 1998
                                                 ----                ----               ----                 ----

Net patient revenue                             $10,022,000         $8,802,000         $19,227,000           $17,903,000
                                                -----------         ----------         -----------           -----------

Operating expenses:
      Cost of revenue                             6,661,000          5,683,000          12,646,000            11,574,000
      General and administrative                  2,640,000          2,290,000           4,926,000             4,512,000
      Amortization of intangibles                   142,000             94,000             267,000               187,000
                                              -------------      -------------       -------------         -------------

          Total operating
          expenses                                9,443,000          8,067,000          17,839,000            16,273,000
                                               ------------        -----------         -----------           -----------

Income from operations                              579,000            735,000           1,388,000             1,630,000

Other income (loss):
      Interest income                                76,000            134,000             195,000               274,000
      (Loss) from equity investee                  (324,000)          (564,000)           (674,000)             (911,000)
                                               -------------       ------------       -------------        --------------

Income before taxes                                 331,000            305,000             909,000               993,000

Provision for income taxes                          246,000            135,000             638,000               444,000
                                              -------------       ------------        ------------         -------------

NET INCOME                                          $85,000           $170,000            $271,000              $549,000
                                              =============        ===========         ===========          ============

Net income per share:
   Basic                                              $0.02              $0.03               $0.05                 $0.10
                                                      =====              =====               =====                 =====

   Diluted                                            $0.02              $0.03               $0.05                 $0.10
                                                      =====              =====               =====                 =====

Weighted average shares outstanding:
  Basic                                           5,186,272          5,244,543           5,192,382             5,248,184

  Diluted                                         5,264,730          5,331,736           5,265,243             5,333,040



See accompanying notes to consolidated financial statements.




                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                    For the six months ended January 31,
                                                                                    -----------------------------------
                                                                                       1999                       1998
                                                                                       ----                       ----

Cash flows from operating activities:
     Net income                                                                      $271,000                   $549,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                 329,000                    237,000
        Provisions for doubtful accounts                                               ------                     25,000
        Loss from equity investee                                                     674,000                    911,000
        Deferred tax                                                                   ------                   (310,000)
        Changes in:
           Accounts receivable                                                     (1,589,000)                (1,023,000)
           Income taxes receivable/payable                                           (157,000)                  (172,000)
           Prepaid expenses and other assets                                          (66,000)                    12,000
           Accounts payable, accrued expenses and other
           liabilities                                                                240,000                   (262,000)
           Estimated third party payor settlements                                    (93,000)                   239,000
                                                                                -------------              -------------
                 Net cash (used in) provided by operating
                 activities                                                          (391,000)                   206,000
                                                                                -------------              -------------

Cash flows from investing activities:
Proceeds of investments                                                               170,000                     10,000
Purchase of property, plant and equipment                                             (32,000)                   (50,000)
Purchase of assets of business                                                     (1,943,000)                    ------
Purchase of Accredited Health Services, Inc. net of cash
acquired                                                                           (1,701,000)                    ------
                                                                                -------------              -------------
                 Net cash (used in) investing activities                           (3,506,000)                   (40,000)
                                                                                -------------              -------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                           ------                     49,000
     Purchase of treasury shares                                                     (137,000)                  (198,000)
     Repayment of notes payable                                                      (421,000)                    ------
                                                                                 -------------             -------------
                 Net cash (used in) financing activities                             (558,000)                  (149,000)
                                                                               ---------------             -------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                        (4,455,000)                    17,000

Cash and cash equivalents - beginning of period                                    10,992,000                  9,324,000
                                                                                -------------              -------------

CASH AND CASH EQUIVALENTS-END OF    PERIOD                                         $6,537,000                 $9,341,000
                                                                                =============              =============

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Taxes                                                                        $551,000                   $946,000
        Interest                                                                       ------                      1,000


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.


NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

         On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns 890,000 shares, or approximately 30.5%, of SunStar. The Company utilizes the equity method of accounting for its investment in SunStar. As of January 31, 1999, the Company's carrying value of its investment in SunStar is $0.


NOTE 3 - ACQUISITIONS

         On August 10, 1998, the Company, through its wholly owned subsidiary Health Acquisition Corp. ("Health Acquisition"), acquired, for $1,943,000 in cash, including acquisition costs of $8,000, certain assets of Bryan Employment Agency, Inc., d/b/a/ Bryan Home Care Services ("Bryan Home Care"), a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for as a purchase and the cost was allocated as follows: $285,000 to personnel files, $285,000 to patient files, $30,000 to furniture and equipment, $200,000 to covenant not to compete and $1,143,000 to excess of cost over fair value of net assets of businesses acquired. The purchase price was generated from internal funds. The acquisition expanded the geographic presence of the Company and enabled Health Acquisition to become a participating provider in the Westchester County Department of Social Services Medicaid Program. Annual revenues for Bryan Home Care approximated $5,700,000 in calendar 1997.

         On October 30, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The purchase price of approximately $1,914,000 in cash, including acquisition  costs of $49,000,  was  generated  from internal  funds.  The final purchase price is subject to a post-closing adjustment. The Company's preliminary allocation of purchase price is as follows: $1,154,000 to total current assets, $59,000 to furniture and equipment and $548,000 to total current liabilities. The acquisition was accounted for as a purchase and the excess of purchase price over the fair value of assets acquired, $1,249,000, was allocated to goodwill. Revenues from Accredited approximated $5,300,000 for the fiscal year ended March 31, 1998.


NOTE 4 - PER SHARE DATA

         The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share," during the fiscal quarter ended January 31, 1998.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare- reimbursed home health agencies will be reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers are reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. The Act calls for payments to Medicare providers for cost reporting periods beginning on or after October 1, 2000 to be made in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services. Without a prospective payment system by October 1, 2000, a 15% further cut in Medicare home health payments will take effect.

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

         The implementation of IPS has resulted in a decrease in revenues from the Company's Medicare certified agency from the previous fiscal year. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

Results of Operations and Effects of Inflation

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

         For the three months ended January 31, 1999, net patient revenue increased $1,220,000, or 13.9%, to $10,022,000 from $8,802,000 for the three months ended January 31, 1998. Net patient revenue from Health Acquisition, the subsidiary providing home health care services in the New York metropolitan area, increased $489,000, or 8.4%, to $6,313,000 from $5,824,000. This increase is attributable to the revenues generated from the purchase of certain assets of Bryan Home Care of $1,491,000, offset by the decline in same source revenues of ($1,002,000). The decline in same source revenues is attributable to the continued decline in hours from the Medicare certified home health care agencies that Health Acquisition contracts with, as a result of the implementation of IPS. Net patient revenue from New England Home Care, Inc. ("New England Home Care"), the subsidiary that is Medicare certified and licensed in the state of Connecticut, decreased ($600,000), or (20.1%), to $2,378,000 from $2,978,000.
This decrease is attributable to the decline in Medicare revenue of ($453,000) and a decline in non-Medicare revenue of ($147,000). The decrease in both Medicare and non-Medicare revenue is the result of the change in Medicare reimbursement from cost reimbursement to the interim payment system. Net patient revenue from Accredited, the subsidiary providing home health aide services in the state of New Jersey, were $1,331,000 for the three months ended January 31, 1999.

         Cost of revenue as a percentage of net patient revenue increased to 66.5% for the three months ended January 31, 1999 from 64.6% for the three months ended January 31, 1998. The increase in cost of revenue is attributable to higher cost of revenues associated with the Company's recent acquisitions. In addition, the Company has incurred decreases in certain reimbursement rates from other existing Medicare certified home health care agencies that the Company contracts with, as a result of the change in the Medicare reimbursement system.

         General and administrative expenses increased $350,000, or 15.3%, to $2,640,000 for the three months ended January 31, 1999 from $2,290,000 for the three months ended January 31, 1998. This increase is attributable to the additional general and administrative expenses incurred from the acquisitions of both Bryan Home Care and Accredited, offset by the decline in general and administrative expenses of New England Home Care, as a result of the combining of the operations in Connecticut to offset the impact of the implementation of IPS. As a percentage of net patient revenue, general and administrative expenses increased to 26.3% for the three months ended January 31, 1999 from 26.0% for the three months ended January 31, 1998.

         Amortization of intangibles increased to $142,000 for the three months ended January 31, 1999 from $94,000 for the three months ended January 31, 1998. This increase is attributable to the acquisition of certain assets of Bryan Home Care and the acquisition of the stock of Accredited.

         As a result of the foregoing, income from operations decreased ($156,000), or (21.2%), to $579,000 for the three months ended January 31, 1999 from $735,000 for the three months ended January 31, 1998.

         Interest income decreased (43.3%) to $76,000 for the three months ended January 31, 1999 from $134,000 for the three months ended January 31, 1998. This decrease is attributable to the cash used in investing activities resulting from the acquisition of certain assets of Bryan Home Care and the stock of Accredited.

         The Company recorded a loss from equity investee of ($324,000) in the three months ended January 31, 1999 as compared to a loss of ($564,000) for the comparable period of 1998, representing the Company's share of the net loss reported by SunStar for the same periods. As of January 31, 1999, the Company's carrying value of its investment in SunStar is $0.

         The Company's effective tax rate increased to 74.3% for the three months ended January 31, 1998 from 44.2% for the three months ended January 31, 1998. This increase is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the three months ended January 31, 1999, as compared to ($192,000) recorded for the three months ended January 31, 1998. Excluding the tax effect of loss from equity investee, the effective tax rate remained at 37.6% for both the three months ended January 31, 1999 and January 31, 1998.

Six Months Ended January 31, 1999 Compared to Six Months Ended January 31, 1998.

         For the six months ended January 31, 1999, net patient revenue increased $1,324,000, or 7.4%, to $19,227,000 from $17,903,000 for the six months ended January 31, 1998. Net patient revenue from Health Acquisition increased $1,146,000, or 9.8%, to $12,877,000 from $11,731,000. This increase is attributable to the revenues generated from the purchase of certain assets of Bryan Home Care of $2,963,000, offset by the decline in same source revenues of ($1,817,000). This decrease is explained in the above three-month discussion. Net patient revenue from New England Home Care decreased ($1,153,000), or (18.7%), to $5,019,000 from $6,172,000. This decrease is explained in the above three-month discussion. Net patient revenue from Accredited were $1,331,000 for both the three and six months ended January 31, 1999.

         Cost of revenue as a percentage of net patient revenue increased to 65.8% for the six months ended January 31, 1999 from 64.6% for the six months ended January 31, 1998. This increase is explained in the above three-month discussion.

         General and administrative expenses increased $414,000, or 9.2%, to $4,926,000 for the six months ended January 31, 1999 from $4,512,000 for the six months ended January 31, 1998.

This increase is attributable to the additional general and administrative expenses incurred from the acquisitions of both Bryan Home Care and Accredited, offset by the decline in general and administrative expenses in New England Home Care, as a result of the combining of the operations in Connecticut to offset the impact of the implementation of IPS. As a percentage of net patient revenue, general and administrative expenses increased slightly to 25.6% for the six months ended January 31, 1999 from 25.2% for the six months ended January 31, 1998.

         Amortization of intangibles increased to $267,000 for the six months ended January 31, 1999 from $187,000 for the six months ended January 31, 1998. This increase is attributable to the acquisition of certain assets of Bryan Home Care and the acquisition of the stock of Accredited.

         As a result of the foregoing, income from operations decreased ($242,000), or (14.8%), to $1,388,000 for the six months ended January 31, 1999 from $1,630,000 for the six months ended January 31, 1998.

         Interest income decreased (28.8%) to $195,000 for the six months ended January 31, 1999 from $274,000 for the six months ended January 31, 1998. This decrease is attributable to the cash used in investing activities resulting from the acquisition of certain assets of Bryan Home Care and the stock of Accredited.

         The Company recorded a loss from equity investee of ($674,000) in the six months ended January 31, 1999 as compared to a loss of ($911,000) for the comparable period of 1998, representing the Company's share of the net loss reported by SunStar for the same periods. As of January 31, 1999, the Company's carrying value of its investment in SunStar is $0.

         The Company's effective tax rate increased to 70.2% for the six months ended January 31, 1999 from 44.7% for the six months ended January 31, 1998. This increase is attributable to no income tax benefit recorded for the six months ended January 31, 1999, as compared to ($310,000) recorded for the six months ended January 31, 1998 related to the Company's share of SunStar's net loss. Excluding the tax effect of loss from equity investee, the effective tax rate increased slightly to 40.3% for the six months ended January 31, 1999 as compared to 39.6% for the comparable period of 1998.

         The rate of inflation had no material effect on operations for the six months ended January 31, 1999.


Financial Condition and Capital Resources

         Current  assets  decreased  to  $18,470,000  and  current   liabilities
increased to $1,496,000, respectively, at January 31, 1999. This resulted in a decrease in working capital by ($2,160,000) from $19,134,000 at July 31, 1998 to $16,974,000 at January 31, 1999. Cash and cash equivalents decreased ($4,455,000) to $6,537,000 at January 31, 1999 from $10,992,000 at July 31, 1998. The decrease in both working capital and cash resulted from the completed acquisitions during the six months ended January 31, 1999. The combined acquisition costs were $3,857,000.

         Net cash used in operating activities for the six months ended January 31, 1999 was ($391,000) as compared to net cash provided by operating activities of $206,000 for the six months ended January 31, 1998. The decrease in operating cash flow of ($597,000) is primarily attributable to the decline in net income and an increase in accounts receivable, offset by the increase in accounts payable and accrued expenses over the comparable period of 1998. Net cash used in investing activities for the six months ended January 31, 1999 reflects the proceeds of investments, acquisitions made by the Company and the purchase of equipment. Net cash used in investing activities for the six months ended January 31, 1998 reflects the purchase of equipment. Net cash used in financing activities for the six months ended January 31, 1999 reflects the purchase of treasury shares and the repayment of notes payable to the former officers of Accredited. Net cash used in financing activities for the six months ended January 31, 1998 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2000. At January 31, 1999, there was no outstanding balance under either line of credit.

         The Company intends to meet its short and long term liquidity needs with its current cash balances and its available lines of credit. The Company believes that its cash balances also will allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

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

Year 2000 Compliance

         The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. The current systems used by Health Acquisition and Accredited are relatively old and have been slated for replacement with new systems that better meet the information needs as they expand and deal with the current operating environment. The Company anticipates that these conversions will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. The current system utilized by New England Home Care is a relatively new operating system. The Company has been advised by the system vendor that all required changes necessary to be compliant with the year 2000 issue have been substantially completed and will be implemented prior to the year 2000. Management currently believes that the financial resources necessary to accomplish year 2000 compliance will not be material to the Company's financial condition, liquidity or results of operations. However, there is no guarantee that the Company's expected results will be achieved. In addition, actual results could differ materially from those expected results.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of the Company (the "Meeting") was held on December 8, 1998. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

         At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of shareholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                                 For                Withheld
                                                 ---                --------

        Frederick H. Fialkow                   4,746,119               6,083
        Bernard Levine, M.D.                   4,746,119               6,083
        Steven Fialkow                         4,746,119               6,083
        Ira Greifer, M.D.                      4,746,119               6,083
        Robert C. Pordy, M.D.                  4,746,119               6,083


Item 6.  Exhibits and reports on Form 8-K

         (a)    Exhibits:

                10.1 Letter Agreement dated February 20, 1999 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.

                10.2 Letter Agreement dated February 20, 1999 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.

                10.3     Form of Amended and Restated Employment Agreement dated
                         as  of  December  1,  1998   between  the  Company  and
                         Frederick H. Fialkow.

                10.4 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Company and Steven Fialkow.

                10.5 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Company and Richard Garofalo.

                10.6 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Company and Robert
                         P. Heller.

                27.1     Financial Data Schedule

         (b)    Reports on Form 8-K

                The Company has not filed any reports on Form 8-K during the quarterly period ended January 31, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      National Home Health Care Corp.



Date:  March 16, 1999                    /s/ Robert P. Heller
                                      ------------------------------------------
                                      Robert P. Heller
                                      Vice President of Finance (chief financial
                                      and accounting officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                              Description
-------                             -----------



 10.1 Letter Agreement dated February 20, 1999 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.

 10.2 Letter Agreement dated February 20, 1999 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.

 10.3                    Form of Amended and Restated Employment Agreement dated
                         as  of  December  1,  1998   between  the  Company  and
                         Frederick H. Fialkow.

 10.4 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Company and Steven Fialkow.

 10.5 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Company and Richard Garofalo.

 10.6 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Company and Robert
                         P. Heller.

 27.1                    Financial Data Schedule