Form 10-Q
period 1999-04-30
NATIONAL HOME HEALTH CARE CORP
filed 1999-06-14
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
           ----------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

          Delaware                                     22-2981141
-------------------------------            -------------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale, New York 10583
         --------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

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

The  number  of  shares  of common  stock  outstanding  as of June 14,  1999 was
5,106,350

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1999



                                                                            Page
                                                                            ----

PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of April 30, 1999
                    and July 31, 1998 (unaudited)                            3-4

                    Consolidated Statements of Operations for the three
                    months ended April 30, 1999 and April 30, 1998 and the
                    nine months ended April 30, 1999 and April 30, 1998
                    (unaudited)                                                5

                    Consolidated Statements of Cash Flows for the nine
                    months ended April 30, 1999 and April 30, 1998
                    (unaudited)                                                6

                    Notes to Consolidated Financial Statements               7-8

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     9-14

PART II.            OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                    16

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                                       April 30, 1999                July 31, 1998
                                                                       --------------                -------------
ASSETS

Current assets:
     Cash and cash equivalents                                            $7,664,000                   $10,992,000
     Investments                                                             313,000                       488,000
     Accounts receivable-less allowance for doubtful
         accounts of $434,000 at April 30, 1999 and
         $295,000 at July 31, 1998                                        10,245,000                     8,269,000
     Income taxes receivable                                                  25,000                       123,000
     Prepaid expenses and other assets                                        70,000                       195,000
     Deferred taxes                                                          417,000                       289,000
                                                                        ------------                  ------------

         Total current assets                                             18,734,000                    20,356,000

Furniture, equipment and leasehold
     improvements, net                                                       513,000                       395,000
Excess of cost over fair value of net assets of
     businesses acquired, net                                              5,404,000                     3,179,000
Other intangible assets, net                                               1,308,000                       745,000
Deposits and other assets                                                    168,000                       154,000
Investment in unconsolidated investee                                          -----                       674,000
                                                                         -----------                   -----------

         TOTAL                                                           $26,127,000                   $25,503,000
                                                                         ===========                   ===========

  (Continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED



                                                                           April 30, 1999             July 31, 1998
                                                                           --------------             -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                     $1,208,000              $1,013,000
     Estimated third-party payor settlements                                      302,000                 209,000
                                                                              -----------            ------------

         Total current liabilities                                              1,510,000               1,222,000
                                                                               ----------             -----------

         Total liabilities                                                      1,510,000               1,222,000
                                                                               ----------             -----------

Stockholders' equity:
    Common stock, $.001 par value; authorized
         20,000,000 shares, issued 6,228,746 shares                                 6,000                   6,000
     Additional paid-in capital                                                18,525,000              18,525,000
     Retained earnings                                                          7,736,000               7,045,000
                                                                              -----------            ------------
                                                                               26,267,000              25,576,000

Less treasury stock (1,093,736 and 1,028,879 shares)
    at cost                                                                    (1,650,000)             (1,295,000)
                                                                            --------------           -------------

         Total stockholders' equity                                            24,617,000              24,281,000
                                                                              -----------             -----------

                   TOTAL                                                      $26,127,000             $25,503,000
                                                                              ===========             ===========


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                      For the three months ended                   For the nine months ended
                                                                April 30,                                  April 30,
                                                        ------------------------                    -----------------------
                                                        1999               1998                     1999               1998
                                                        ----               ----                     ----               ----

Net patient revenue                                 $9,645,000          $8,303,000              $28,872,000        $26,206,000
                                                    ----------          ----------              -----------        -----------

Operating expenses:
     Cost of revenue                                 6,238,000           5,310,000               18,884,000         16,884,000
     General and administrative                      2,741,000           2,212,000                7,667,000          6,724,000
     Amortization of intangibles                       142,000              93,000                  409,000            280,000
                                                  ------------       -------------              -----------      -------------

         Total operating expenses                    9,121,000           7,615,000               26,960,000         23,888,000
                                                   -----------         -----------               ----------         ----------

Income from operations                                 524,000             688,000                1,912,000          2,318,000

Other income (loss):
     Interest income                                    95,000             133,000                  290,000            407,000
     (Loss) from equity investee                         -----            (247,000)                (674,000)        (1,158,000)
                                                 -------------        -------------            -------------       ------------

Income before taxes                                    619,000             574,000                1,528,000          1,567,000

Provision for income taxes                             199,000             311,000                  837,000            755,000
                                                    ----------          ----------               ----------        -----------

NET INCOME                                            $420,000            $263,000                 $691,000           $812,000
                                                     =========            ========                 ========           ========

Net income per share:
     Basic                                               $0.08               $0.05                    $0.13              $0.15
                                                   ===========         ===========              ===========      =============

     Diluted                                             $0.08               $0.05                    $0.13              $0.15
                                                   ===========         ===========              ===========      =============


Weighted average shares outstanding:
     Basic                                           5,148,647           5,221,946                5,178,124          5,239,625

     Diluted                                         5,239,987           5,284,036                5,257,145          5,316,892


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                              For the nine months ended April 30,
                                                                                          ------------------------------------------
                                                                                                1999                         1998
                                                                                                ----                         ----
Cash flows from operating activities:
     Net income                                                                               $691,000                     $812,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                         502,000                      357,000
         Loss from equity investee                                                             674,000                    1,158,000
         Gain on sale of assets                                                                 (3,000)
         Deferred tax                                                                            -----                     (316,000)
         Changes in:
              Accounts receivable                                                           (1,186,000)                    (883,000)
              Income taxes receivable/payable                                                   93,000                     (127,000)
              Prepaid expenses and other assets                                                139,000                       19,000
              Accounts payable, accrued expenses and other liabilities                          67,000                     (255,000)
              Estimated third party payor settlements                                           93,000                      461,000
                                                                                           -----------                 ------------
                  Net cash provided by operating activities                                  1,070,000                    1,226,000
                                                                                           -----------                 ------------

Cash flows from investing activities:
     Proceeds of investments                                                                   175,000                       20,000
     Purchase of property, plant and equipment                                                (127,000)                     (63,000)
     Purchase of assets of business                                                         (1,943,000)                       -----
     Purchase of Accredited Health Services, Inc., net of cash acquired                     (1,733,000)                       -----
                                                                                           ------------                ------------
                  Net cash (used in) investing activities                                   (3,628,000)                     (43,000)
                                                                                           ------------                -------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                     -----                       49,000
     Purchase of treasury shares                                                              (355,000)                    (263,000)
     Repayment of notes payable                                                               (421,000)                       -----
     Proceeds from sale of assets                                                                6,000                        -----
                                                                                           -----------                 ------------
                  Net cash (used in) financing activities                                     (770,000)                    (214,000)
                                                                                           ------------                -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (3,328,000)                     969,000

Cash and cash equivalents-beginning of period                                               10,992,000                    9,324,000
                                                                                           -----------                 ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                                     $7,664,000                  $10,293,000
                                                                                           ===========                 ============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
         Taxes                                                                                $605,000                   $1,218,000
         Interest                                                                                -----                        2,000



See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

         On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. Prior to the offering, SunStar had been a wholly owned subsidiary of the Company, consisting of its Florida outpatient medical center operations. As a result of the offering, the Company currently owns 890,000 shares of common stock, or approximately 30.5%, of SunStar. The Company utilizes the equity method of accounting for its investment in SunStar. As of April 30, 1999, the Company's carrying value of its investment in SunStar is $0.

NOTE 3 - ACQUISITIONS

         On August 10, 1998, the Company, through its wholly owned subsidiary Health Acquisition Corp. ("Health Acquisition"), acquired, for $1,943,000 in cash, including acquisition costs of $8,000, certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan Home Care"), a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for as a purchase and the cost was allocated as follows: $285,000 to personnel files, $285,000 to patient files, $30,000 to furniture and equipment, $200,000 to covenant not to compete and $1,143,000 to excess of cost over fair value of net assets of businesses acquired. The purchase price was generated from internal funds. The acquisition expanded the geographic presence of the Company and enabled Health Acquisition to become a participating provider in the Westchester County Department of Social Services Medicaid Program. Annual revenues for Bryan Home Care approximated $5,700,000 in calendar 1997.

         On October 30, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The purchase price of approximately $1,946,000 in cash, including acquisition costs of $82,000, was generated from internal funds. The acquisition was accounted for as a purchase. The allocation of purchase price was as follows: $1,119,000 to total current assets, $59,000 to furniture and equipment, $40,000 to other assets, $550,000 to total current liabilities, $4,000 to other liabilities and $1,282,000 to the excess of purchase price over the fair value of assets acquired. Revenues from Accredited approximated $5,300,000 for the fiscal year ended March 31, 1998.

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

         The new IPS cost limits apply to the Company's Connecticut-based Medicare certified nursing agency for the cost reporting period beginning July 1, 1998. The Company has determined that these new limits will reduce current reimbursement for the Medicare services it provides. Accordingly, in May 1998 the Company combined its operations in Connecticut by merging its Medicare certified subsidiary with its licensed agency subsidiary to increase operational efficiencies. In addition, the Company has been closely monitoring utilization of Medicare services in an effort not to exceed per patient cost limits.

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

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

         For the three months ended April 30, 1999, net patient revenue increased $1,342,000, or 16.2%, to $9,645,000 from $8,303,000 for the three months ended April 30, 1998. Net patient revenue from Health Acquisition, the subsidiary providing home health care services in the state of New York, increased $526,000, or 9.6%, to $6,022,000 from $5,496,000. This increase is attributable to the revenues generated from the expansion of business into Westchester County, New York, resulting from the purchase of certain assets of Bryan Home Care of $1,375,000, offset by the decline in same source revenues of ($849,000). The decline in same source revenues is attributable to the continued decline in hours from the Medicare certified home health care agencies that Health Acquisition contracts with, as a result of the implementation of IPS. In addition, certain of these payor sources have reduced their reimbursement rates. Net patient revenue from New England Home Care, Inc. ("New England Home Care"), the subsidiary that is Medicare certified and licensed in the state of Connecticut, decreased ($492,000), or (17.5%), to $2,315,000 from $2,807,000.
This decrease is attributable to the decline in Medicare revenue of ($477,000) and a decline in non-Medicare revenue of ($15,000). The decrease in both
Medicare and non-Medicare revenue is the result of the change in Medicare reimbursement from cost reimbursement to the interim payment system. Net patient revenue from Accredited, the subsidiary providing home health aide services in the state of New Jersey, was $1,308,000 for the three months ended April 30, 1999.

         Cost of revenue as a percentage of net patient revenue increased to 64.7% for the three months ended April 30, 1999 from 63.9% for the three months ended April 30, 1998. This increase is attributable to the decreases in certain reimbursement rates from other existing Medicare certified home health care agencies that the Company contracts with, as a result of the change in the Medicare reimbursement system.

         General and administrative expenses increased $529,000, or 23.9%, to $2,741,000 for the three months ended April 30, 1999 from $2,212,000 for the three months ended April 30, 1998. This increase is attributable to the additional general and administrative expenses of three branch offices which the Company acquired in the acquisitions of both Bryan Home Care and Accredited, offset by the decline in general and administrative expenses of New England Home Care as a result of the combining of the operations in Connecticut to offset the impact of the implementation of IPS. As a percentage of net patient revenue, general and administrative expenses increased to 28.4% for the three months ended April 30, 1999 from 26.6% for the three months ended April 30, 1998.

         Amortization of intangibles increased to $142,000 for the three months ended April 30, 1999 from $93,000 for the three months ended April 30, 1998. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of Bryan Home Care and Accredited.

         As a result of the foregoing, income from operations decreased ($164,000), or (23.8%), to $524,000 for the three months ended April 30, 1999 from $688,000 for the three months ended April 30, 1998.

         Interest income decreased (28.5%) to $95,000 for the three months ended April 30, 1999 from $133,000 for the three months ended April 30, 1998. This decrease is attributable to lower average outstanding cash balances resulting from cash used to acquire certain assets of Bryan Home Care and the stock of Accredited.

         The Company recorded no loss from equity investee in the three months ended April 30, 1999, as the Company's carrying value of its investment in SunStar was reduced to $0 in the quarter ended January 31, 1999. The Company recorded a loss from equity investee of ($324,000) in the three months ended April 30, 1998, representing the Company's share of the net loss reported by SunStar for the period.

         The Company's effective tax rate decreased to 32.1% for the three months ended April 30, 1999 from 54.2% for the three months ended April 30, 1998. This decrease is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the three months ended April 30, 1998. Excluding the tax effect of loss from equity investee, the effective tax rate decreased to 32.1% from 38.6% for the three months ended April 30, 1998, as a result of an overaccrual of taxes recorded in 1998.

Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998.

         For the nine months ended April 30, 1999, net patient revenue increased $2,266,000, or 10.2%, to $28,872,000 from $26,206,000 for the nine months ended
April 30, 1998. Net patient revenue from Health Acquisition increased $1,673,000, or 9.7%, to $18,899,000 from $17,226,000. This increase is attributable to the revenues generated from the expansion of business into Westchester County, New York, resulting from the purchase of Bryan Home Care of $4,335,000, offset by the decline in same source revenues of ($2,682,000). This decrease is explained in the above three-month discussion. Net patient revenue from New England Home Care decreased ($1,647,000), or (18.3%), to $7,333,000 from $8,980,000. This decrease is explained in the above three-month discussion. Net patient revenue from Accredited was $2,640,000 for the nine months ended April 30, 1999.

         Cost of revenue as a percentage of net patient revenue increased to 65.4% for the nine months ended April 30, 1999 from 64.4% for the nine months ended April 30, 1998. This increase is explained in the above three-month discussion.

         General and administrative expenses increased $943,000, or 14.0%, to $7,667,000 for the nine months ended April 30, 1999 from $6,724,000 for the nine months ended April 30, 1998. This increase is attributable to the additional general and administrative expenses of three branch offices which the Company acquired in the acquisitions of both Bryan Home Care and Accredited, offset by the decline in general and administrative expenses of New England Home Care as a result of the combining of the operations in Connecticut to offset the impact of the implementation of IPS. As a percentage of net patient revenue, general and administrative expenses increased to 26.6% for the nine months ended April 30, 1999 from 25.7% for the nine months ended April 30, 1998.

         Amortization of intangibles increased to $409,000 for the nine months ended April 30, 1999 from $280,000 for the nine months ended April 30, 1998. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of Bryan Home Care and Accredited.

         As a result of the foregoing, income from operations decreased ($406,000), or (17.5%), to $1,912,000 for the nine months ended April 30, 1999 from $2,318,000 for the nine months ended April 30, 1998.

         Interest income decreased (28.7%) to $290,000 for the nine months ended April 30, 1999 from $407,000 for the nine months ended April 30, 1998. This decrease is attributable to lower average outstanding cash balances resulting from cash used to acquire certain assets of Bryan Home Care and the stock of Accredited.

         The Company recorded a loss from equity investee of ($674,000) in the nine months ended April 30, 1999 as compared to a loss of ($1,158,000) for the comparable period of 1998, representing the Company's share of the net loss reported by SunStar for the same periods. As of April 30, 1999, the Company's carrying value of its investment in SunStar is $0.

         The Company's effective tax rate increased to 54.8% for the nine months ended April 30, 1999 from 48.2% for the nine months ended April 30, 1998. This increase is attributable to no income tax benefit recorded for the nine months ended April 30, 1999, as compared to ($316,000) recorded for the nine months ended April 30, 1998 related to the Company's share of SunStar's net loss. Excluding the tax effect of loss from equity investee, the effective tax rate decreased slightly to 38.0% for the nine months ended April 30, 1999 as compared to 39.3% for the comparable period of 1998.

         The rate of inflation had no material effect on operations for the nine months ended April 30, 1999.

Financial Condition and Capital Resources
-----------------------------------------

         Current  assets  decreased  to  $18,734,000  and  current   liabilities
increased to $1,510,000, respectively, at April 30, 1999. This resulted in a decrease in working capital by ($1,910,000) from

$19,134,000  at July 31, 1998 to  $17,224,000  at April 30, 1999.  Cash and cash equivalents decreased ($3,328,000) to $7,664,000 at April 30, 1999 from $10,992,000 at July 31, 1998 and accounts receivable increased $1,976,000 to $10,245,000 at April 30, 1999 from $8,269,000 at July 31, 1998. The decrease in both working capital and cash and the increase in accounts receivable reflect the acquisitions of Bryan Home Care and Accredited during the nine months ended April 30, 1999. The combined acquisition costs were $3,889,000.

         Net cash provided by operating activities for the nine months ended April 30, 1999 was $1,070,000 as compared to net cash provided by operating activities of $1,226,000 for the nine months ended April 30, 1998. The decrease in operating cash flow of ($156,000) is primarily attributable to the decline in net income over the comparable period of 1998. Net cash used in investing activities for the nine months ended April 30, 1999 reflects the proceeds of investments, acquisitions made by the Company and the purchase of equipment. Net cash used in investing activities for the nine months ended April 30, 1998 reflects the proceeds of investments and the purchase of equipment. Net cash used in financing activities for the nine months ended April 30, 1999 reflects the purchase of treasury shares and the repayment of notes payable to the former officers of Accredited, offset by the proceeds from the sale of assets. Net cash used in financing activities for the nine months ended April 30, 1998 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2000. At April 30, 1999, there was no outstanding balance under either line of credit.

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

Year 2000 Compliance
--------------------

         The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. The current systems used by Health Acquisition and Accredited are relatively old and have been slated for replacement with new systems that better meet the information needs as they expand and deal with the current operating environment. Health Acquisition's new computer system is expected to be operational by October 1999, with an expected cost of approximately $100,000. The Company has spent to date approximately $80,000 with respect to Accredited's new computer system, which the Company expects will be operational by August 1999. The Company anticipates that these conversions will comply with the requirements to handle the year 2000 issue with no significant operational concerns. The current system utilized by New England Home Care is a relatively new operating system, which the Company implemented with minimal cost. The Company has been advised by the system vendor that all required changes necessary to be year 2000 compliant have been substantially completed and will be implemented prior to the year 2000. Management currently believes that the financial resources necessary to accomplish Company-wide year 2000 compliance will not be material to the Company's financial condition, liquidity or results of operations. However, there is no guarantee that the Company's expected results will be achieved. In addition, actual results could differ materially from those expected results.

         The Company depends on receipt of payment for services from its payor sources, most of which utilize computer software to process those payments. The Company's primary payors include Medicare and Medicaid programs, insurance companies, other Medicare certified home health agencies and long-term health care provider programs. The Company has begun formal communications with its significant payors to determine the extent to which the Company may be vulnerable to those payors' failures to remediate their own year 2000 issues. The Company currently is unable to predict what effect, if any, the year 2000 issue may have on the computer systems of those payors, or, in turn, on the Company.

PART II.   OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

         (a)  Exhibits:

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       National Home Health Care Corp.



Date:  June 14, 1999                   /s/ Robert P. Heller
                                       ---------------------
                                       Robert P. Heller
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (chief financial and accounting officer)