Form 10-K
period 1999-07-31
NATIONAL HOME HEALTH CARE CORP
filed 1999-10-28
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 1999           Commission File Number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
                     -------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                           22-2981141
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK                          10583
---------------------------------------------------               ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  914-722-9000

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

                  Yes     X                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 25, 1999, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $10,822,972, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 25, 1999 was 5,065,250.

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         National Home Health Care Corp. (the "Company") is a Delaware corporation which was incorporated on July 27, 1983 under the name of Family Treatment Centers of America, Inc. Effective December 14, 1984, the Company changed its name to National HMO Corp. and effective December 20, 1991, the Company changed its name to National Home Health Care Corp. The Company completed its initial public offering in December 1983. The Company is a provider of home health care services in New York, New Jersey and Connecticut.

         The Company has three operating subsidiaries:

         * Health Acquisition Corp., formerly Allen Health Care Services, Inc., a New York corporation, of which Allen Health Care Services ("Allen Health Care") is the sole operating division.

         * New England Home Care, Inc. ( "New England"), a Connecticut corporation which conducts business in Connecticut.

         In May 1998, the operations of Nurse Care, Inc. ("Nurse Care"), previously a wholly owned subsidiary of the Company which provided home health aide services in Connecticut, were combined with the operations of New England.

         * Accredited Health Services, Inc. ("Accredited"), a New Jersey corporation which conducts business in New Jersey.

         In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly formed, wholly owned subsidiary of the Company. On May 21, 1996, the initial public offering of common stock by SunStar was consummated, thus reducing the Company's ownership percentage of SunStar to approximately 37.6%. As a result, SunStar is no longer consolidated with the Company for accounting purposes and the Company accounts for its investment in SunStar using the equity method of accounting. During the fiscal year ended July 31, 1998, the Company's ownership percentage of SunStar was reduced to 30.5% as a result of SunStar issuing additional shares of its common stock pursuant to a private placement. Subsequent to the fiscal year ended July 31, 1999, the Company sold 127,114 shares of SunStar common stock, reducing its ownership percentage to 26%.

Health Acquisition Corp.
d/b/a Allen Health Care Services

         Allen Health Care is a provider of personal home health care services. Services are provided by registered nurses, personal care aides, home health aides and homemakers. The Company is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has branch offices in Lindenhurst and Mount Vernon, New York. Case coordinating of patients is performed at these three offices. In addition, the Company has satellite offices in Brooklyn, Islandia and Hempstead, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Suffolk, Westchester, Queens, Kings, New York and the Bronx.

         All home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Effective July 1, 1996, Allen Health Care instituted residential criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and is performed annually and randomly thereafter. In February 1999, Allen Health Care was resurveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The resurvey resulted in Allen Health Care extending its accredited status through the year 2002.

         Reimbursement for Allen Health Care's services is primarily by certified home health care agencies ("CHHAs") and long-term health care provider programs that subcontract their patients to Allen Health Care, as well as from private payors and the Nassau, Suffolk and Westchester Counties Department of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

         Allen Health Care provides home health care services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health regulations and contract requirements, visit patients regularly and review the records of service which are completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, the home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

         The stock of Allen Health Care was acquired by the Company in October 1986. Subsequent to the acquisition, the agency has broadened its home care business by securing additional contracts with CHHAs and expanding its services and geographical presence through acquisitions.

         In March 1997, Allen Health Care completed the acquisition of certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a New York licensed home health care agency that provides home health aide services in Nassau County, New York. Annual revenues for Garden City Home Care approximated $2,000,000 in 1996. In May 1997, Allen Health Care completed the acquisition of certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two New York licensed home health care agencies that provide home health aide services in both Nassau and Suffolk Counties, New York. The two companies collectively had revenues of approximately $3,400,000 in 1996. The latter acquisition gave the Company an entree into the Shared Aide Program in Nassau County. The Shared Aide Program is a relatively new program for Medicaid patients that brings together a group of home health aides to care for patients in one geographic area, thus increasing operating efficiencies and reducing costs.

         In August 1998, Allen Health Care completed the acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services, a New York licensed home health care agency that provides home health aide services in Westchester County, New York. The acquisition expanded the geographic presence of the Company and enabled Allen Health Care to become a participating provider in the Westchester County Department of Social Services Medicaid Program. Annual revenues for Bryan Home Care approximated $5,700,000 in 1997.

         To a larger extent, Allen Health Care's continued growth depends on its ability to recruit and maintain qualified personnel. Allen Health Care's training programs for home health aides and personal care aides have been approved by the New York State Department of Health. Allen Health Care believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

New England Home Care, Inc.

         On August 4, 1995, the Company consummated the acquisition of 100% of the capital stock of Nurse Care, the parent company of New England, for $3,150,000 in cash. In addition, one of the two former shareholders of Nurse Care entered into a one-year employment contract as the administrator of New England with a base salary of $125,000. The other former shareholder entered into a one-year consulting agreement to provide certain consulting services with respect to the operations of New England in consideration of $20,000 in consulting fees. Currently, no former shareholder is affiliated with the operations of New England. During the fiscal year ended July 31, 1996, Nurse Care transferred all of the outstanding shares of New England to National Home Health Care Corp., whereby New England as well as Nurse Care became a direct, wholly owned subsidiary of the Company.

         New England is a Medicare certified and licensed home health care company in Connecticut. In October 1998, New England was resurveyed by JCAHO, resulting in New England extending its accredited status through October 2001. New England provides services throughout Fairfield and New Haven Counties, Connecticut. Services include skilled nursing, physical therapy, occupational therapy, speech therapy, medical social services and home health aide services. In addition, New

England offers specialty services consisting of mental health and wellness, perinatal/high risk pregnancy and disease management. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or agency certified under a Connecticut state-approved program and can be engaged on a full-time, part-time or live-in basis. Since 1995, New England has performed criminal background investigations on all new personnel.

         New England maintains its principal administrative office in Milford, Connecticut and has branch offices in Norwalk, Hamden and Waterbury,
Connecticut. All case coordinating of patients is performed in the Milford office. In addition, New England has satellite offices in Danbury, Seymour, Meriden and Branford, Connecticut. Reimbursement for New England's services is primarily provided by the Federal Medicare Program, the Connecticut Medicaid Program, private payors, hospices, other certified home health agencies and long-term health care providers that subcontract their patients to New England.

Accredited Health Services, Inc.

         On October 30, 1998, the Company completed the acquisition of the outstanding common shares of Accredited for $1,949,000 in cash, whereby Accredited became a wholly owned subsidiary of the Company.

         Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has a branch office in Union, New Jersey. Case coordinating of patients is performed at these two offices.

         Accredited provides home health aide services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are licensed under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. In May 1999, Accredited was resurveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited's services is primarily by certified home health care agencies that subcontract their patients to Accredited as well as private payors and the State of New Jersey Medicaid Program, for which Accredited is a participating provider.

         Accredited's growth depends on its ability to recruit and maintain qualified home health aides. The Company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

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

Employees and Labor Relations

         As of October 15, 1999, the Company had approximately 1,900 full and part-time employees of whom 17 were employed in various management capacities and four were employed in marketing capacities. None of the Company's employees is represented by a labor organization. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by the appropriate authorities.

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

Customers

         The Company provides its services to four types of payor sources. These sources include federal and state funded public assistance programs (Medicare and Medicaid), other third party payors (subcontracts), insurance companies and private payors.

         A substantial portion of the Company's revenues are derived from subcontracts that the Company has with CHHAs and long-term health care provider programs that subcontract their patients to the Company. Recently, many of these CHHAs have requested bids from the home care agencies with which they subcontract. If the Company is not successful in maintaining these contracts, it could have a materially adverse effect on the Company's results of operations.

         One or more customers have each accounted for more than 10% of the Company's revenues. For the fiscal years ended July 31, 1999, 1998 and 1997, Visting Nurse Service of New York, a non-profit Medicare home health care agency, accounted for 16%, 22% and 22%, respectively, of the Company's net patient revenues; the State of New York Department of Social Services personal care aide program for the counties of Nassau, Suffolk and Westchester accounted for 16%, 18% and 10%, respectively, of the Company's net patient revenues; and the federal Medicare program accounted for approximately 8%, 13% and 22%, respectively, of the Company's net patient revenues. The loss of any of the foregoing customers would have a material adverse effect on the Company.

        On October 26, 1999, the Company was notified by Visiting Nurse Service of New York that, after an extensive selection process, it would not continue to subcontract home health aides from Allen Health Care. Existing cases will continue to be serviced until an implementation plan between Visiting Nurse Service of New York and Allen Health Care is completed. The Company expects the transition to occur in early 2000. The Company is continuing discussions with Visiting Nurse Service of New York and is assessing the impact of the loss of this contract on its operations.

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

Medicare

         Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of the Department of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut. Approximately 8%, 13% and 22% of net patient revenue for the fiscal years ended July 31, 1999, 1998 and 1997 were derived under the Medicare program.

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health services. The primary change that affects the Company is a restructuring of the reimbursement system related to Medicare certified home care agencies.

         Under the Act, Medicare home care payment changes are scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers will be reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or
(iii) an agency-specific per patient cost limit based on 98% of 1994 costs adjusted for inflation. Under this new system, most Medicare providers now will be reimbursed under an agency-specific per patient cost limit. Prior to the implementation of IPS, Medicare reimbursed providers on reasonable cost basis subject to program-imposed cost per visit limitations. Under the second phase of the Act, IPS is to be replaced in October 2000 with a prospective payment system in which Medicare will pay a fixed fee per diagnosis to be established by the Secretary of the Department of Health and Human Services.

         In passing these new rules, Congress expressed the intent of reducing Medicare home care expenditures by approximately $16.2 billion over five years. These changes were enacted to slow the explosive growth of Medicare home health care costs and curb fraud and abuse in the industry. As a result of these changes, home health care providers will be forced to reduce their costs of providing services and the utilization of home care services per beneficiary has declined. Under certain conditions, Medicare beneficiaries who previously had been entitled to services no longer qualify under Medicare reimbursement guidelines.

         As a result of the changes to Medicare reimbursement imposed by the Act, the Company experienced a decline in revenues from its Medicare certified nursing agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume in business.

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

Medicaid

         Approximately 27%, 27% and 17% of net patient revenue for the fiscal years ended July 31, 1999, 1998 and 1997, respectively, were derived under state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey and in Nassau, Suffolk and Westchester Counties, New York. Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

ITEM 2.  PROPERTIES.

         The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2004. The following sets forth the location, approximate square footage, use of each office and expiration date of each lease:

                     Approximate                             Expiration Date
  Location           Square Feet          Use                   of Lease
-------------        ------------         ---                ---------------

Scarsdale, NY            2,679    Corporate headquarters     October 31, 2003
Queens, NY               7,500    Administrative office      January 31, 2000
Lindenhurst, NY          1,250    Branch office              July 31, 2000
Hempstead, NY            3,800    Satellite office           September 30, 2004
Islandia, NY             2,100    Satellite office           June 30, 2001
Mount Vernon, NY         1,900    Branch office              December 31, 2000
Brooklyn, NY               800    Satellite office           October 31, 1999
Milford, CT              8,858    Administrative office      July 31, 2002
Norwalk, CT              1,386    Branch office              Month to Month
Hamden, CT                 750    Branch office              July 31, 2000
Waterbury, CT            2,000    Branch office              July 31, 2000
Seymour, CT                575    Satellite office           Month to Month
Danbury, CT                780    Satellite office           June 30, 2000
Meriden, CT                450    Satellite office           July 31, 2000
Branford, CT               200    Satellite office           August 31, 2000
Hackensack, NJ           3,340    Administrative office      October 31, 1999
Union, NJ                2,300    Branch office              December 31, 1999

         The Company believes that its office facilities are adequate for the conduct of its existing operations. The Company regularly evaluates the suitability and the overall adequacy of its various offices. The Company believes that it will be able to renew or find adequate offices for all leases which will expire in the current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company is subject, from time to time, to claims and legal actions. No material actions are currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

         (A)   Market Information

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 1998 and July 31, 1999. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                           Market Prices
                                                         ----------------------
                                                           High          Low
                                                           ----          ---

Year ended July 31, 1998

1st Quarter...........................................    $5.75         $4.50
2nd Quarter...........................................     5.50          4.63
3rd Quarter...........................................     4.88          3.88
4th Quarter...........................................     5.00          4.03


Year ended July 31, 1999

1st Quarter...........................................    $4.75         $4.00
2nd Quarter...........................................     5.00          4.38
3rd Quarter...........................................     5.00          2.25
4th Quarter...........................................     4.75          3.13

         (B)   Holders

         There were approximately 142 holders of record of Common Stock as of October 25, 1999, excluding shares held by depository companies for certain beneficial owners.

         (C)   Dividends

         The Company has not declared or paid any cash dividends on its shares of Common Stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends. On October 10, 1997, the Board of Directors of the Company declared a 3% stock dividend payable December 8, 1997 to stockholders of record on November 6, 1997. The Company did not declare any cash or stock dividends during the fiscal years ended July 31, 1998 and 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Company's audited Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.

                                                                        Fiscal Years Ended July 31,

                                     -------------    -------------     -----------   -----------    ------------
                                           1999             1998            1997          1996           1995
                                     -------------    -------------     -----------   -----------    ------------
STATEMENT OF OPERATIONS
  DATA:
Revenues.............................  $38,518,000      $34,313,000     $35,070,000   $38,830,000    $24,556,000
Operating expenses...................   36,090,000       31,394,000      31,770,000    35,564,000     22,414,000
Income from operations...............    2,428,000        2,919,000       3,300,000     3,266,000      2,142,000
Other income (loss):
    Gain resulting from
       subsidiary's stock offering             ---          331,000             ---     1,548,000            ---
    Interest income.............           385,000          547,000         446,000       412,000        410,000
    (Loss) from equity investee.          (674,000)      (1,630,000)       (612,000)      (10,000)           ---
Income before income taxes...........    2,139,000        2,167,000       3,134,000     5,216,000      2,552,000
Provision for income taxes...........    1,001,000          964,000       1,278,000     1,859,000      1,126,000
Net income...........................    1,138,000        1,203,000       1,856,000     3,357,000      1,426,000
Diluted net income per share of              $0.22            $0.23           $0.35         $0.64          $0.27
common stock.........................

         The above results include the operations of SunStar through April 30, 1996. Subsequent thereto, the operations of SunStar are recorded on the equity method and are reflected above as loss from equity investee.


BALANCE SHEET DATA:
Total assets.........................     26,092,000    25,503,000    25,224,000    24,421,000    18,865,000
Working capital......................     17,708,000    19,134,000    16,853,000    16,288,000    15,292,000
Retained earnings....................      8,183,000     7,045,000     5,842,000     4,789,000     3,307,000
Stockholders' equity.................     25,013,000    24,281,000    23,360,000    21,504,000    17,914,000

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

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare certified home health agencies will be reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective system. Under IPS, home health care providers will be reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or
(iii) an agency-specific per-patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. The Act calls for payments to Medicare providers for cost reporting periods beginning on or after October 1, 2000 to be made in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services.

         The new IPS cost limits were applied to the Company's Connecticut-based Medicare certified nursing agency for the cost reporting period beginning July 1, 1998. The Company determined that these new limits would reduce reimbursement for the Medicare services it provides. Accordingly, in May 1998, the Company combined its operations in Connecticut by merging its Medicare certified subsidiary with its licensed agency subsidiary to increase operational efficiencies.

         The implementation of IPS resulted in a decrease in revenues from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

         On October 30, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The acquisition was accounted for utilizing purchase accounting principles.

         On August 10, 1998, the Company, through its wholly owned subsidiary Health Acquisition Corp. ("Health Acquisition"), acquired certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan Home Care"), a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for utilizing purchase accounting principles.

         On March 25, 1997, Health Acquisition acquired certain assets of C.J. Home Care, Inc. and on May 29, 1997, Health Acquisition acquired certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc. These acquisitions were from New York State licensed home health care companies that provided home health care services in both Nassau and Suffolk Counties, New York. The acquisitions have been accounted for utilizing purchase accounting principles.

         On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. SunStar, formerly a wholly owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. The Company currently owns approximately 26% of SunStar and utilizes the equity method of accounting for its investment in SunStar. As of July 31, 1999, the Company's carrying value of its investment in SunStar is $0.

RESULTS OF OPERATIONS

                                                        Fiscal Year Ended July 31,
                                                     --------------------------------
                                                     1999           1998         1997
                                                     ----           ----         ----
Net patient revenue                                 100.0%         100.0%%      100.0%
Cost of revenue                                      65.8           64.5         65.3
General and administrative                           26.4           25.9         24.6
Amortization of intangibles                           1.4            1.1          0.7
                                                   ------         ------        -----
Total operating expenses                             93.6           91.5         90.6
Income from operations                                6.4            8.5          9.4
Gain resulting from subsidiary's stock offering       ---            1.0          ---
Interest income                                       1.0            1.6          1.2
(Loss) from equity investee                          (1.8)          (4.8)        (1.7)
                                                   ------         ------        -----
Income before income taxes                            5.6            6.3          8.9

                                               Fiscal year ended July 31,
                                        -------------------------------------
                                        1999           1998            1997
                                        ----           ----            ----

Provision for income taxes               2.6            2.8             3.6
                                        ----          -----            ----
Net income                               3.0%           3.5%           5.3%
                                        ----          -----            ----


          YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

         For the fiscal year ended July 31, 1999 ("fiscal 1999"), net patient revenues increased $4,205,000, or 12%, to $38,518,000 from $34,313,000 for the fiscal year ended July 31, 1998 ("fiscal 1998"). During fiscal 1999, net patient revenue from Health Acquisition increased $2,310,000, or 10%, to $24,909,000 from $22,599,000 for fiscal 1998. This increase is attributable to the revenues generated from the purchase in August 1998 of certain assets of Bryan Home Care of $5,737,000, offset by the decline in same source revenues of ($3,427,000). The decline in same source revenues is attributable to the continued decline in hours and, in some cases, a decrease in reimbursement rates from the Medicare certified home health care agencies that Health Acquisition contracts with, as a result of the implementation of IPS. Net patient revenue from New England Home Care, Inc. ("New England") decreased over the periods ($2,029,000), or (17%), to $9,685,000 from $11,714,000. This decrease is attributable to the decline in Medicare revenue of ($1,605,000) and a decline in non-Medicare revenue of ($424,000). The decrease in both Medicare and non-Medicare revenue is the result of the change in Medicare reimbursement from cost reimbursement to IPS. Net patient revenue from Accredited for fiscal 1999 was $3,924,000.

         Gross profit margin decreased to 34% for fiscal 1999 from 35% for fiscal 1998. This decrease is attributable to the decreases in certain reimbursement rates from other existing Medicare certified home health care agencies that the Company contracts with, as a result of the change in the Medicare reimbursement system.

         General and administrative expenses increased $1,297,000, or 15%, to $10,183,000 in fiscal 1999 from $8,886,000 in fiscal 1998. This increase is attributable to the additional general and administrative expenses of three branch offices which the Company acquired in the acquisitions of both Bryan Home Care and Accredited, offset by the decline in general and administrative expenses of New England as a result of the combining of the operations in Connecticut to offset the implementation of IPS. As a percentage of net patient revenue, general and administrative expenses remained at 26% in both fiscal 1999 and 1998.

         Amortization of intangibles increased $177,000, or 47%, to $550,000 in fiscal 1999 from $373,000 in fiscal 1998. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of Bryan Home Care and Accredited in fiscal 1999.

         As  a  result  of  the  foregoing,  income  from  operations  decreased
($491,000),  or (17%),  to $2,428,000  in fiscal 1999 from  $2,919,000 in fiscal
1998.

         Interest income decreased ($162,000), or (30%), to $385,000 in fiscal 1999 from $547,000 in fiscal 1998. This decrease is attributable to lower average outstanding cash balances resulting from cash used to acquire certain assets of Bryan Home Care and the stock of Accredited.

         The Company recorded a loss from equity investee of ($674,000) in fiscal 1999 as compared to a loss of ($1,630,000) in fiscal 1998. In addition, in fiscal 1998, as a result of a private placement of common stock by SunStar, the Company adjusted the carrying value of its investment in SunStar, which resulted in a gain of $331,000. As of July 31, 1999, the Company's carrying value of its investment in SunStar is $0.

         The Company's effective tax rate increased to 47% in fiscal 1999 as compared to 44% in fiscal 1998. This increase is attributable to no income tax benefit recorded in fiscal 1999, as compared to ($306,000) recorded in fiscal 1998 related to the Company's share of SunStar's net loss. Excluding the tax effect of loss from equity investee and gain resulting from subsidiary's stock offering, the effective tax rate decreased slightly to 36% in fiscal 1999 as compared to 37% in fiscal 1998.

         Net income decreased ($65,000) to $1,138,000, or $.22 per diluted share, in fiscal 1999 from $1,203,000, or $.23 per diluted share, in fiscal 1998.

          YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

         For the fiscal year ended July 31, 1998, net patient revenues decreased ($757,000), or (2%), to $34,313,000 from $35,070,000 for the fiscal year ended
July 31, 1997 ("fiscal 1997"). Over the period, net patient revenue from Health Acquisition increased $2,037,000, or 10%, to $22,599,000 from $20,562,000. This increase is attributable to the acquisitions made by Health Acquisition that were completed in March and May 1997. Over the period, net patient revenue from New England and Nurse Care, Inc., respectively, the Medicare certified and licensed home health care subsidiaries in Connecticut, decreased ($2,794,000), or (19%), to $11,714,000 from $14,508,000. This decrease is attributable to a decline of ($3,256,000) in Medicare revenue, offset by an increase in non-Medicare revenue of $462,000. The decline in Medicare revenue is the result of a decline of (45%) in Medicare visits from the corresponding period of 1997. Medicare visits decreased as the Company began early preparation for the change in Medicare reimbursement to IPS costs limits.

         Gross profit margin remained at 35% in both fiscal 1998 and 1997.

         General and administrative expenses increased $266,000, or 3%, to $8,886,000 in fiscal 1998 from $8,620,000 in fiscal 1997. As a percentage of revenue, general and administrative expenses increased to 26% in fiscal 1998 from 25% in fiscal 1997. This increase is attributable to the decline in net patient revenues that was not offset by a corresponding decline in general and administrative expenses.

         Amortization of intangibles increased $128,000, or 52%, to $373,000 in fiscal 1998 from $245,000 in fiscal 1997. This increase is attributable to the acquisitions made by Health Acquisition in fiscal 1997.

         As  a  result  of  the  foregoing,  income  from  operations  decreased
($381,000),  or (12%),  to $2,919,000  in fiscal 1998 from  $3,300,000 in fiscal
1997.

         Interest income increased $101,000, or 23%, to $547,000 in fiscal 1998 from $446,000 in fiscal 1997. This increase is attributable to the increase in cash and cash equivalents over the fiscal year.

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

         The Company's effective tax rate increased to 44% in fiscal 1998 as compared to 41% in fiscal 1997. This increase is attributable to a lesser income tax benefit on the net loss recorded by SunStar. Excluding the loss from equity investee and gain resulting from subsidiary's stock offering, the effective tax rate decreased to 37% in fiscal 1998 from 38% in fiscal 1997.

         Net income decreased ($653,000) to $1,203,000, or $.23 per diluted share, in fiscal 1998 from $1,856,000, or $.35 per diluted share, in fiscal 1997. The decrease is primarily attributable to the increased loss from the equity investment in SunStar.

RECENT DEVELOPMENTS

        On October 26, 1999, the Company was notified by Visiting Nurse Service of New York that, after an extensive selection process, it would not continue to subcontract home health aides from Allen Health Care. Existing cases will continue to be serviced until an implementation plan between Visiting Nurse Service of New York and Allen Health Care is completed. The Company expects the transition to occur in early 2000. The Company is continuing discussions with Visiting Nurse Service of New York and is assessing the impact of the loss of this contract on its operations.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Current assets decreased to $18,787,000 and current liabilities decreased to $1,079,000, respectively, at July 31, 1999. This resulted in a decrease in working capital of ($1,426,000) from $19,134,000 to $17,708,000 at July 31, 1999. Cash and cash equivalents decreased ($3,550,000) to $7,442,000 at July 31, 1999 from $10,992,000 at July 31, 1998 and accounts receivable increased $2,190,000 to $10,459,000 at July 31, 1999 from $8,269,000 at July 31,
1998. The decrease in both working capital and the increase in accounts receivable reflect the acquisitions of Bryan Home Care and Accredited during fiscal 1999. The combined acquisition costs were $3,892,000.

         Net cash provided by operating activities was $835,000 in fiscal 1999 as compared with $2,016,000 in fiscal 1998. This decrease of ($1,181,000), or (59%), is primarily attributable to an increase in accounts receivable of $1,307,000, a decrease in estimated third-party payors settlements of ($223,000) as compared to fiscal 1998, offset by a decrease in income taxes receivable of $153,000, a decrease in prepaid expenses and other assets of $55,000 and an increase in accounts payable and accrued expenses of $256,000.

         Investing activities in fiscal 1999 used cash of ($3,558,000) as compared to cash used of ($66,000) in fiscal 1998. The cash used in investing activities consisted of the acquisitions made by the Company in fiscal 1999 and the purchase of furniture and equipment in both periods, offset by the proceeds of investments.

         Financing activities in fiscal 1999 used cash of ($827,000) as compared to cash used of ($282,000) in fiscal 1998. The cash used in investing activities in fiscal 1999 consisted of the purchase of treasury shares of ($406,000)
pursuant to the Company's stock repurchase plan and the repayment of notes payable ($421,000) to the former officers of Accredited. The purchase of treasury shares of ($331,000) offset by the proceeds from the exercise of stock options of $49,000, resulted in the cash used in financing activities in fiscal 1998.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted business and 30 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 92 days in fiscal 1999 and 91 days in fiscal 1998.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit may not exceed the lesser of eligible accounts receivable or
$2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2000. At July 31, 1999, there was no outstanding balance under either line of credit.

         The Company intends to meet both its short and long term liquidity needs with its current cash balances, cash flow and available lines of credit. The Company believes that its current cash balances and available credit also will allow it to continue to make acquisitions in the home health care industry without affecting its liquidity needs.

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

         Other than as set forth herein, the Company has no material commitments for capital expenditures as of July 31, 1999.

         In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

INFLATION AND SEASONALITY

         The rate of inflation had no material effect on operations for the fiscal year ended July 31, 1999. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. The current system used by Health Acquisition is relatively old and has been slated for replacement with a new system that better meets the information needs as it expands and deals with the current operating environment. Health Acquisition's new computer system is expected to be operational by November 1999, with an expected cost of approximately $100,000. The Company anticipates that this conversion will be completed to provide compliance with the requirements to handle the year 2000 issue with no significant operational concerns. The current system utilized by New England is a relatively new operating system. The Company has been advised by the system vendor that all required changes necessary to be compliant with the year 2000 issue have been substantially completed and will be implemented prior to the year 2000. In August 1999, Accredited replaced its old computer system with a new system that better fits the needs of its operations. Accredited's new computer system is year 2000 compliant. Management currently believes that the financial resources necessary to accomplish year 2000 compliance will not be material to the Company's financial condition, liquidity or results of operations. However, there is no guarantee that the Company's expected results will be achieved. In addition, actual results could differ materially from those expected results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 7, 1999, the Company dismissed Richard A. Eisner & Company, LLP ("Eisner") as the Company's independent public accountants.

         On July 7, 1999, the Company selected Holtz Rubenstein & Co., LLP ("Holtz Rubenstein") to replace Eisner as the Company's independent public accountants. The decision to change auditors was approved by the Audit Committee of the Board of Directors.

         Eisner's report on the financial statements of the Company for the two fiscal years ended July 31, 1998 and 1997 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two fiscal years ended July 31, 1998 and 1997, and the subsequent interim period through July 7, 1999, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused Eisner to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of the Company.

         During the Company's two fiscal years ended July 31, 1998 and 1997, and the subsequent interim period through July 7, 1999, there was no disagreement or difference of opinion with Eisner regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

         On July 7, 1999, the Company filed a Current Report on Form 8-K, as amended (the "Report"), and provided Eisner with a copy of the Report, requesting that Eisner furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements made by the Company. Such letter is attached to the Report as Exhibit 16 and is hereby incorporated by reference.

         During the Company's two fiscal years ended July 31, 1998 and 1997 and the subsequent interim period through July 7, 1999, neither the Company nor anyone on behalf of the Company consulted Holtz Rubenstein regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on December 7, 1999, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to July 31, 1999.

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

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JULY 31, 1999

                                    CONTENTS

                                                                      Page

CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Holtz Rubenstein & Co., LLP, Independent
        Certified Public Accountants                                  F-2
     Report of Richard A. Eisner & Company, LLP, Independent
        Certified Public Accountants                                  F-3
     Balance sheets                                                   F-4
     Statements of earnings                                           F-5
     Statements of changes in stockholders' equity                    F-6
     Statements of cash flows                                         F-7
     Notes to financial statements                                  F-8-F-18
FINANCIAL STATEMENT SCHEDULE:
     Independent Auditors' Report on Schedule,
       Holtz Rubenstein & Co., LLP                                    F-19
     Independent Auditors' Report on Schedule,
       Richard A. Eisner & Company, LLP                               F-20
     Schedule II - Valuation and qualifying accounts                  F-21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheet of National Home Health Care Corp. and Subsidiaries as of July 31, 1999 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of SunStar Healthcare, Inc., a corporation in which the Company had a 30.5% equity interest, which statements reflect a net loss of ($1,631,000) for the period ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1999 consolidated financial statements relates to data included for SunStar Healthcare, Inc. it is based solely on their report.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, with respect to SunStar Healthcare as described above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and Subsidiaries as of July 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended July 31, 1999, in conformity with generally accepted accounting principles.

/s/ Holtz Rubenstein & Co., LLP

Melville, New York
October 1, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheet of National Home Health Care Corp. and subsidiaries as of July 31, 1998, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of SunStar Healthcare, Inc. for the year ended July 31, 1997, a corporation in which the Company had a 37.6% interest at July 31, 1997. Those statements were audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1997 consolidated financial statements relates to data included for SunStar Healthcare, Inc., it is based solely on their report.

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

In our opinion, based upon audits and, for 1997, the report of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and subsidiaries as of July 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP

New York, New York
October 7, 1998

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                           July 31,
                                                           -------------------------------------
          ASSETS                                                1999                   1998
          ------                                           -----------------        ------------
CURRENT ASSETS:
   Cash (including cash equivalents of $6,664,000          $ 7,442,000              $10,992,000
      and $7,576,000)
   Investments - available for sale                            178,000                  488,000
   Accounts receivable, less allowance for doubtful         10,459,000                8,269,000
      accounts of $392,000 and $295,000
   Income taxes receivable                                     110,000                  123,000
   Prepaid expenses and other assets                           181,000                  195,000
   Deferred taxes                                              417,000                  289,000
                                                            ----------              -----------
   Total current assets                                     18,787,000               20,356,000

Furniture, equipment and leasehold improvements, net           543,000                  395,000
Excess of cost over fair value of net                        5,334,000                3,179,000
   assets of businesses acquired, net
Other intangible assets                                      1,239,000                  745,000
Deposits and other assets                                      189,000                  154,000
Investment in unconsolidated investee                             -                     674,000
                                                           -----------              -----------
                                                           $26,092,000              $25,503,000
                                                           ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $ 1,079,000               $1,013,000
   Estimated third-party payor settlements                        -                     209,000
                                                           -----------              -----------
        Total current liabilities                            1,079,000                1,222,000
                                                           -----------              -----------
COMMITMENTS, CONTINGENCIES
   AND OTHER MATTERS
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, authorized                     6,000                    6,000
      20,000,000 shares, issued 6,228,746 shares
   Additional paid-in capital                               18,525,000               18,525,000
   Retained earnings                                         8,183,000                7,045,000
                                                           -----------              -----------
                                                            26,714,000               25,576,000
   Less treasury stock (1,124,936 and                        1,701,000                1,295,000
                                                           -----------              -----------
      1,028,879 shares) - at cost
        Total stockholders' equity                          25,013,000               24,281,000
                                                           -----------              -----------
                                                           $26,092,000              $25,503,000
                                                           ===========              ===========


                 See notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                            Years Ended
                                                              July 31,
                                         ----------------------------------------------
                                            1999              1998             1997
                                         ----------       -----------     -------------
NET PATIENT REVENUE                     $38,518,000       $34,313,000     $35,070,000
                                         ----------       -----------      -----------
OPERATING EXPENSES:
   Cost of revenue                       25,357,000        22,135,000      22,905,000
   General and administrative            10,183,000         8,886,000       8,620,000
   Amortization of intangibles              550,000           373,000         245,000
                                         ----------        ----------      ----------
                                         36,090,000        31,394,000      31,770,000
                                         ----------        ----------      ----------
INCOME FROM OPERATIONS                    2,428,000         2,919,000       3,300,000
OTHER INCOME (LOSS):
   Gain resulting from subsidiary's
     stock offering                              -            331,000              -
   Interest income                          385,000           547,000         446,000
   Loss from equity investee               (674,000)       (1,630,000)       (612,000)
                                         ----------        ----------      ----------
                                           (289,000)         (752,000)       (166,000)
                                         ----------        ----------      ----------
INCOME BEFORE INCOME TAXES                2,139,000         2,167,000       3,134,000
PROVISION FOR INCOME TAXES                1,001,000           964,000       1,278,000
                                         ----------       -----------      ----------
NET INCOME                              $ 1,138,000       $ 1,203,000     $ 1,856,000
                                         ==========      ============      ==========
NET INCOME PER COMMON SHARE:
     Basic                                     $.22              $.23            $.35
                                               ====              ====            ====
     Diluted                                   $.22              $.23            $.35
                                               ====              ====            ====
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING:
     Basic                                5,160,470         5,231,248       5,250,242
                                          =========         =========       =========
     Diluted                              5,215,487         5,307,158       5,358,722
                                          =========         =========       =========


                 See notes to consolidated financial statements


                                  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Common Stock                                          Treasury Stock
                                    -----------------------   Additional                    ---------------------
                                      Number of                 Paid-in        Retained     Number of
                                       Shares        Amount     Capital        Earnings       Shares       Cost
                                    -------------    ------   -----------      --------     ----------    --------
Balance, July 31, 1996                6,050,321     $ 6,000   $17,660,000     $4,789,000        955,000   $  (951,000)
Net income                                 -             -           -         1,856,000           -             -
Acquisition of treasury shares,
  $5.32 per share                          -             -           -              -             2,500       (13,000)
3% stock dividend                       153,025          -        803,000       (803,000)          -             -
Exercise of common stock options          5,300          -         13,000           -              -             -
                                     ----------     -------    ----------      ---------     ----------     ---------
Balance, July 31, 1997                6,208,646       6,000    18,476,000      5,842,000        957,500      (964,000)
Net income                                 -             -           -         1,203,000           -             -
Acquisition of treasury shares,
  $4.65 per share                          -             -           -             -             71,379      (331,000)
Exercise of common stock options         20,100          -         49,000          -               -             -
                                     ----------     -------    -----------     ---------     ----------     ---------
Balance, July 31, 1998                6,228,746       6,000    18,525,000      7,045,000      1,028,879    (1,295,000)
Net income                                 -             -              -      1,138,000             -           -
Acquisition of treasury shares,
  $4.23 per share                          -             -              -              -         96,057      (406,000)
                                      ---------     -------    ----------      ---------     ----------     ----------
Balance, July 31, 1999                6,228,746     $ 6,000   $18,525,000     $8,183,000     $1,124,936    $(1,701,000)
                                      =========     =======    ==========      =========     ==========     ==========


                                  See notes to consolidated financial statements

                                  NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended
                                                                              July 31,
                                                            ----------------------------------------------
                                                                 1999           1998              1997
                                                            -----------     -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 1,138,000     $ 1,203,000       $ 1,856,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                            682,000         479,000           355,000
       Provision for doubtful accounts                                -          32,000                -
       Deferred tax                                                   -        (375,000)         (133,000)
       Gain on subsidiary's stock offering                            -        (331,000)               -
       Loss from equity investee                                674,000       1,630,000          612,000
       Gain on sale of assets                                    (3,000)              -                -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                               (1,400,000)       (125,000)         323,000
           Prepaid expenses and other current assets              7,000         (48,000)          27,000
         Increase (decrease) in liabilities:
           Accounts payable, accrued expenses
              and other liabilities                             (62,000)       (318,000)          16,000
           Income taxes receivable (payable)                      8,000        (145,000)         225,000
           Estimated third-party payor settlements             (209,000)         14,000         (883,000)
                                                             ----------     -----------        ---------
       Net cash provided by operating activities                835,000       2,016,000        2,398,000
                                                             ----------     -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, equipment
     and leasehold improvements                                (195,000)       (123,000)       (134,000)
   Proceeds from sale of assets                                   6,000               -               -
   Proceeds of investments                                      310,000          20,000          20,000
   Purchase of assets of businesses                          (1,943,000)              -      (1,889,000)
   Purchase of Accredited Health Services, Inc.,
     net of cash acquired                                    (1,736,000)              -               -
   Proceeds from sale of subsidiary stock                             -          37,000               -
                                                             -----------    -----------      ----------
       Net cash used in investing activities                 (3,558,000)        (66,000)     (2,003,000)
                                                             ----------     -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury shares                                 (406,000)       (331,000)        (13,000)
   Proceeds from exercise of stock options                            -          49,000          13,000
   Repayment of notes payable                                  (421,000)              -               -
                                                            ------------    -----------      ----------
       Net cash used in financing activities                   (827,000)       (282,000)              -
                                                            -----------     -----------      ----------
Net (decrease) increase in cash and cash equivalents         (3,550,000)      1,668,000         395,000
Cash and cash equivalents, beginning of year                 10,992,000       9,324,000       8,929,000
                                                             ----------     -----------      ----------
Cash and cash equivalents, end of year                      $ 7,442,000     $10,992,000     $ 9,324,000
                                                             ==========     ===========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                              $     4,000      $     2,000     $    11,000
                                                            ==========      ===========      ==========
     Income taxes                                          $ 1,100,000      $ 1,512,000     $ 1,584,000
                                                            ==========      ============     ==========

Supplemental disclosure of noncash investing and financing activities (see Notes 6 and 7).

                 See notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         THREE YEARS ENDED JULY 31, 1999


1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       a.  Nature of business

           National Home Health Care Corp. and Subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized therapies. Due to the similarities in services, management considers their operations to be one reportable segment.

       b.  Principles of consolidation

           The  consolidated   financial  statements  include  the  accounts  of
National Home Health Care Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

       c.  Revenue recognition

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

           Approximately 34%, 40% and 39% of net patient revenue for the fiscal years ended July 31, 1999, 1998 and 1997, respectively, were derived under federal and state third-party reimbursement programs.

       d.  Cash equivalents

           For the purposes of the statements of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

       e.  Furniture, equipment and leasehold improvements

           Furniture, equipment and leasehold improvements are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       (Cont'd)

       f.  Excess of cost over fair value of net assets of businesses acquired

           The excess of cost over the fair value of net assets acquired (goodwill) is being amortized principally over a period of 20 years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

       g.  Net income per share

           The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). It requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation.

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

           The reconciliation for the years ended July 31, 1999, 1998 and 1997 are as follows:

                                                   Years Ended July 31,
                        -----------------------------------------------------------------------------
                                  1999                       1998                       1997
                        ----------------------     -----------------------    -----------------------
                          Income       Shares        Income       Shares        Income        Shares
                        ----------    ---------    ----------    ---------    ----------    ---------
Basic EPS:
   Net income           $1,138,000    5,160,470    $1,203,000    5,231,248    $1,856,000    5,250,242
Effect of dilutive
   securities -
   common
   stock options                 -       55,017             -       75,910           -        108,480
                        ----------   ----------    ----------    ---------    ----------    ---------
Diluted EPS             $1,138,000    5,215,487    $1,203,000    5,307,158    $1,856,000    5,358,722
                        ==========   ==========    ==========    =========    ==========    =========

       h.  Investments

           The Company's investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that, except for debt securities classified as "held-to-maturity securities", investments in debt and equity securities be reported at fair value.

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       (Cont'd)

       h.  Investments  (Cont'd)

           Investment securities available for sale at July 31, 1999 and 1998 are summarized as follows:

                                                           Amortized Cost (1)
                                                          --------------------
                                                            1999        1998
                                                          -------     --------

  Floating rate debentures issued by New York State,
     maturing in one to five years                       $145,000    $160,000
  Floating rate debentures issued by New York State,
     maturing in five to ten years                         15,000     150,000
  Floating rate debentures issued by New York State,
     maturing after ten years                                   -     160,000
  Other                                                    18,000      18,000
                                                         --------     -------
                                                         $178,000    $488,000
                                                          =======     =======

          (1) Amortized cost approximates market value. Accordingly, there is no unrealized holding gain or loss.

       i.  Fair value of financial instruments

           The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

       j.  Accounting for stock options

           The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosure in conformity with the fair values based method of SFAS 123.

       k.  Recently issued accounting pronouncements

           During fiscal year 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise" ("SFAS 131") and Statement of Financial Accounting Standard No. 132, "Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"). The provisions of SFAS 130, SFAS 131 and SFAS 132 did not have a material impact on the consolidated financial statements.

           In April 1998, the FASB adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP" No. 98-5) which requires that costs previously capitalized as start-up costs will be expensed as incurred. SOP No. 98-5 becomes effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The adoption of SOP No. 98-5 will not have a material effect, if any, on the Company's consolidated financial statements.

           During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       (Cont'd)

       l.  Use of estimates

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

       m.  Workers' compensation

           The Company self-insures up to specified limits certain risks related to workers' compensation liability. The estimated costs of existing and expected future claims under the insurance program are accrued based upon historical loss development trends and may be subsequently revised based on developments relating to such claims.

       n.  Stock dividend

           On October 10, 1997, the Company's Board of Directors declared a 3% stock dividend payable on December 8, 1997 for shareholders of record as of November 6, 1997. A total of 153,025 shares of common stock were issued in connection with the dividend.

       o.  Reclassifications

           Certain reclassifications have been made to the financial statements for the year ended July 31, 1998 to conform with the classifications used in 1999.

2.     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

       Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:

                                                              July 31,
                                                     ------------------------
                                                         1999          1998
                                                     ----------    ----------

  Furniture and equipment                            $1,104,000    $  849,000
  Leasehold improvements                                212,000       186,000
                                                      ---------     ---------
                                                      1,316,000     1,035,000
  Less accumulated depreciation and amortization        773,000       640,000
                                                      ---------     ---------
                                                     $  543,000    $  395,000
                                                      =========     =========

3.     EXCESS OF COST OVER FAIR VALUE:

       Changes in the excess of cost over fair value of net assets of businesses acquired during the two years ended July 31, 1999 are as follows:

                                                   Years Ended
                                                     July 31,
                                          ------------------------------
                                              1999               1998
                                          -----------         ----------

       Balance, beginning of year         $3,179,000          $3,350,000
       Consideration for acquisition       2,429,000                  -
       Amortization                         (274,000)           (171,000)
                                          ----------          ----------

       Balance, end of year               $5,334,000          $3,179,000
                                          ==========          ==========

4.     OTHER INTANGIBLE ASSETS:

       Other intangible assets are as follows:

                                                          July 31,
                                                 --------------------------

                                                      1999          1998
                                                 -----------     ----------
       Covenants not to compete                  $   975,000    $   775,000
       Personnel files                               963,000        678,000
       Patient files                                 637,000        352,000
                                                  ----------     ----------
                                                   2,575,000      1,805,000
       Less accumulated amortization               1,336,000      1,060,000
                                                  ----------     ----------

       Balance, end of year                      $ 1,239,000    $   745,000
                                                   =========     ==========

       Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

5.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses are as follows:

                                                          July 31,
                                                ---------------------------
                                                    1999            1998
                                                ----------      -----------

Trade accounts payable                          $  213,000      $  274,000
Accrued employee compensation and benefits         826,000         677,000
Other                                               40,000          62,000
                                                 ---------       ---------

                                                $1,079,000      $1,013,000
                                                 =========       =========


6.     SUBSIDIARY STOCK OFFERING:

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

       In fiscal 1998, the Company's ownership percentage of SunStar was reduced to 30.5% as a result of SunStar issuing additional shares of its common stock pursuant to a private placement in which it received $1,318,000, net of expenses. In connection therewith, the Company recorded a gain before tax of $302,000 representing the net increase in book value of the Company's investment. Also in fiscal 1998, the Company sold 10,000 shares of SunStar for $37,000 and recorded a gain of $29,000. At July 31, 1999, the Company's carrying value of its investment in SunStar is $0.

       Summarized financial data of SunStar is as follow:


                                                                   Years Ended
                                            Eleven                   July 31,
                                        Months Ended      ---------------------------
                                        June 30, 1999        1998             1997
                                        -------------     -----------      ----------
       Total current assets             $ 20,107,000     $  8,150,000     $ 5,105,000
       Total assets                       21,044,000        8,650,000       6,371,000
       Total current liabilities          17,353,000        6,319,000         881,000
       Total liabilities                  17,480,000        6,402,000         989,000
       Total shareholders' equity          3,564,000        2,248,000       5,382,000
       Total revenues                     71,071,000        9,079,000       4,729,000
       Net loss                           (2,902,000)      (4,567,000)     (1,631,000)
       Market value of the Company's
         investment                       4,450,000*        4,228,000*      4,500,000*

        *The market value of the Company's investment is based on quoted market prices and does not necessarily represent the amount that may be realized upon disposition of the investment.

7.     ACQUISITIONS:

       (a) On October 30, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in various counties in New Jersey. The purchase of $1,946,000 was generated from internal funds. The acquisition was accounted for as a purchase. The purchase price was allocated as follows: $1,117,000 to total current assets, $58,000 to furniture and equipment, $40,000 to other assets, $550,000 to total current liabilities, $4,000 to other liabilities and $1,285,000 to goodwill.

       (b) August 10, 1998, the Company acquired certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care, for approximately $1,943,000, including acquisition costs of $8,000. The assets purchased consisted of personnel files of $285,000, patient files of $285,000, furniture and equipment of $30,000, a covenant not to compete of $200,000 and goodwill of $1,143,000.

       (c) On March 25, 1997, the Company acquired certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, for approximately $677,000, including acquisition costs of $27,000. The assets purchased consisted of personnel files of $100,000, patient files of $50,000, furniture and equipment of $10,000, covenants not to compete of $200,000 and goodwill of $317,000.

       (d) On May 29, 1997, the Company acquired certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., for approximately $1,212,000, including acquisition costs of $77,000. The assets purchased consisted of personnel files of $100,000, patient files of $300,000, furniture and equipment of $25,000, a covenant not to compete of $175,000 and goodwill of $612,000.

       The above acquisitions have been accounted for utilizing purchase accounting principles. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

       The following unaudited pro forma consolidated results of operations for the years ended July 31, 1999 and 1998 assume the acquisitions occurred as of August 1, 1997:

                                                             July 31,
                                                  ---------------------------
                                                    1999              1998
                                                  --------          ---------
                                                      (in thousands, except
                                                       per share amounts)

       Revenues, net                             $39,849            $45,295
       Net income                                  1,181              1,438
       Net income per share:
         Basic                                      $.23               $.27
                                                    ====               ====
         Diluted                                    $.23               $.27
                                                    ====               ====

       Had the Companies referred to in Notes 7(c) and 7(d) been acquired on August 1, 1996, their would have been no material effect on the consolidated operations of the Company for the year ended July 31, 1997.

8.     INCOME TAXES:

       The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a combined or separate basis depending on the applicable laws.

       The provision for income taxes is summarized as follows:

                                               Years Ended
                                                 July 31,
                                --------------------------------------------
                                   1999             1998            1997
                                ----------      ------------      ---------
       Current:
         Federal               $   718,000      $    920,000     $1,156,000
         State and local           283,000           419,000        255,000
                                ----------        ----------     ----------
                                 1,001,000         1,339,000      1,411,000
       Deferred                          -          (375,000)      (133,000)
                                ----------       -----------      ---------
                               $ 1,001,000      $    964,000     $1,278,000
                                ==========       ===========      =========

       Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expense (benefit) are as follows:

                                                   Years Ended
                                                     July 31,
                                       ---------------------------------------
                                           1999          1998           1997
                                       -----------    ---------      ---------

       Loss from equity investee      $     -         $(316,000)    $(208,000)
       State tax net operating
         loss carryforwards                 -           (59,000)       75,000
                                       -----------     ---------     --------

                                      $     -         $(375,000)    $(133,000)
                                      ============     =========     ========

       The deferred tax assets and liabilities are as follows:

                                                                            July 31,
                                                       ---------------------------------------------------
                                                                1999                        1998
                                                       ---------    -----------   ------------------------
                                                         Assets     Liabilities     Assets     Liabilities
                                                       ---------    -----------   ---------    -----------
       Accrued liability and reserves                  $ 353,000    $     -       $  248,000     $   -
       Equity investment in subsidiary                   365,000          -          136,000         -
       State net operating loss carryforwards             64,000          -           41,000         -
                                                        --------     -------      ----------     ------
                                                         782,000          -          425,000         -
       Valuation allowance                              (365,000)         -         (136,000)        -
                                                        --------     -------        --------     ------

                                                        $417,000    $     -         $289,000     $   -
                                                        ========     =======        ========      =====

       Two subsidiaries of the Company have incurred losses which can be used to offset state taxable income through 2018. At July 31, 1999, the total net operating loss carryforward as applicable to Connecticut is approximately $540,000 and applicable to New Jersey is approximately $379,000.

       The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 1999 is as follows:

                                           1999         1998         1997
                                         --------     --------     --------

       Statutory rate                      34%          34%          34%
       State and local taxes
         (net of federal tax effect)       11           12            5
       Federal tax credit                  (4)          (6)          (2)
       Permanent differences                8            8            4
       Other                               (2)          (4)          -
                                           --           ---          ---
       Effective rate                      47%          44%          41%
                                           ==           ==           ==

9.     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:

       Most of the Company's business is with customers who are in the health care industry and with governmental agencies.

       The Company provides temporary health care personnel to in-home patients in the New York City metropolitan area, the State of Connecticut and the State of New Jersey. Credit losses relating to customers historically have been minimal and within management's expectations.

       At July 31, 1999, the Company maintains approximately 40% of its cash and cash equivalents with one financial institution.

       Under certain federal and state third-party reimbursement programs, the Company received net patient revenues approximating $13,281,000, $13,666,000 and $13,610,000 for the years ended July 31, 1999, 1998 and 1997, respectively. The Company also received net patient revenues of approximately $6,095,000, $7,488,000 and $7,624,000 for the years ended July 31, 1999, 1998 and 1997, respectively, from a private company. At July 31, 1999, the Company had an aggregate outstanding receivable from the federal and state reimbursement programs of $2,073,000 and an outstanding receivable of $1,653,000 from the private company.

10.    STOCK OPTION PLAN:

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

       The 1992 Plan is administered by the Compensation Committee which has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding ten years), the exercise price and the exercise period. The exercise price shall generally not be less than the fair market value on the date of grant. No options may be granted under the 1992 Plan after August 16, 2002.

       At July 31, 1999, 419,476 shares of the Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

       A summary of the status of the Company's stock options as of July 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                             1999                     1998                       1997
                                   ----------------------   -------------------------   ------------------------
                                                 Weighted                   Weighted                   Weighted
                                                  Average                   Average                    Average
                                                 Exercise                   Exercise                   Exercise
                                     Shares        Price       Shares        Price        Shares        Price
                                   ----------    --------    ---------      --------     --------      --------
       Outstanding, beginning
         of year                      241,758     $ 3.29       204,042(2)   $2.77(2)      203,982(1)    $2.85(1)
       Granted                        180,902       3.93          60,000      4.81               -        -
       Exercised                           -        -            (20,100)     2.47           (5,300)      2.47
       Forfeited                     (163,104)      2.57          (2,184)     5.70               -        -
                                   ----------               ------------                -----------
       Outstanding, end of year       259,556       4.19         241,758      3.29          198,682       2.86
                                   ==========               ============                ===========
       Options exercisable
         at year-end                  259,556     $ 4.19         241,758    $ 3.29          198,682     $ 2.86
                                   ==========               ============                ===========
       Weighted average fair
         value of options granted
         during the year                          $ 1.97                    $ 1.97                      $   -
                                                  ======                    ======                      ======

(1)    Adjusted for 6% stock dividend declared in October 1996.

(2)    Adjusted for 3% Stock dividend declared in October 1997.

       The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions as of July 31, 1999 and 1998: risk-free interest rate of 5.50% and 5.75%, respectively, expected option life of 10 years, expected stock price volatility of 33% and 42%, respectively, and expected dividend yield of 0% and 3%, respectively.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

       Since, the Company applies APB Opinion 25 and related interpretations in accounting for its options, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the years ended July 31, 1999 and 1998 would have been as follows:

                                                      Years Ended
                                                        July 31,
                                             -------------------------------
                                                 1999              1998
                                             ------------       ------------

       Proforma net income                   $  924,000         $1,085,000
       Pro forma income per share:
         Basic                                     $.18               $.21
                                                   ====               ====
         Diluted                                   $.17               $.20
                                                   ====               ====

       The  following   table   summarizes   information   about  stock  options
outstanding at July 31, 1999:

                                       Options Outstanding and Exercisable
                                  ----------------------------------------------
                                                    Weighted-
                                     Shares          Average      Weighted-
                                   Outstanding      Remaining     Average
                                   at July 31,     Contractual    Exercise
                                      1999            Life         Price
                                   -----------     -----------    ---------

       $3.76                          10,918         3 years       $ 3.76
       $5.70                           8,736         7 years         5.70
       $4.81                          60,000         8 years         4.81
       $3.63 - $4.56                 179,902         9 year          3.93
                                     -------
                                     259,556
                                     =======

11.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

       (a) Effective January 1, 1999, the Company amended and restated its Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the amended plan, employees may contribute up to 15% of their salary, limited to the maximum amount allowable under federal tax regulations. The Company will match an amount equal to 100% of the first 3% of employees' contributions and 50% of the next 2% of employees' contributions, provided that in no event shall the matching contributions on behalf of any employee exceed 4% of employees' compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for each of the years ended July 31, 1999, 1998 and 1997 were $143,000, $105,000 and
$135,000, respectively.

       (b) The Company has employment agreements with four officers which expire through November 30, 2003. The aggregate commitment for future salary, excluding bonuses, under the agreements is $2,873,000. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation of up to $150,000 based on 5% of pre-tax income, as defined, in excess of $3,000,000. Another agreement provides for additional compensation based on 3% of income from operations, as defined, in excess of $3,000,000.

       (c) The Company rents various office facilities through 2004 under the terms of several lease agreements which include escalation clauses.

           At  July  31,  1999,   minimum   annual  rental   commitments   under
noncancellable operating leases are as follows:

                        Year Ending
                         June 31,
                        -----------

                           2000              $  392,000
                           2001                 217,000
                           2002                 190,000
                           2003                  92,000
                           2004                  47,000
                        Thereafter                5,000
                                             ----------
                                             $  943,000
                                             ==========

           Rent expense for the years ended July 31, 1999, 1998 and 1997 was approximately $594,000, $527,000 and $435,000, respectively.

           One lease is with a company controlled by the Company's Chief Executive Officer. Rent expense under such lease approximates $129,000 per year.

       (d) The Company has a line of credit with its bank totalling $2,000,000. Advances against the line are to be collateralized by the assets of the Company. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 30, 2000. At July 31, 1999, there were no outstanding balances under either line of credit.

12.    SUBSEQUENT EVENT:

       Subsequent to July 31, 1999, the Company sold 127,114 shares of common stock of SunStar reducing the Company's ownership to 26%. Proceeds from the sale of stock approximated $784,000.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The audit referred to in our report dated October 1, 1999 on the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which appears in Part II, also included Schedule II for the year ended July 31, 1999. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ Holtz Rubenstein & Co., LLP

Holtz Rubenstein & Co., LLP
Melville, New York
October 1, 1998

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

The audits referred to in our report dated October 7, 1998 on the consolidated financial statements of National Home Health Care Corp. and subsidiaries, which appears in Part II, also include Schedule II for the years ended July 31, 1998 and 1997. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ Richard A. Eisner & Company, LLP

New York, New York
October 7, 1998

                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

                                                    SCHEDULE II

                                         VALUATION AND QUALIFYING ACCOUNTS

           Column A                          Column B               Column C                  Column D            Column E
           --------                          --------        -------------------------        ---------           --------
                                                                    Additions
                                                             ------------------------
                                                                (1)            (2)
                                                             ---------      ---------
                                                                            Charged
                                              Balance,       Charged to     to Other                              Balance,
                                              Beginning      Costs and      Accounts -        Deductions            End
            Description                       of Period       Expenses      Describe           Describe           of Period
            -----------                       ---------      ----------     --------          ----------          ---------
Year ended July 31, 1999:
   Allowance deducted from asset account
  Allowance for uncollectible accounts         $295,000                     $196,500(b)        $  99,500 (a)      $392,000
                                               ========                      =======           =========          ========
Year ended July 31, 1998:
   Allowance deducted from asset account
   Allowance for uncollectible accounts        $327,000       $32,000                          $ (64,000)(a)      $295,000
                                               ========       =======                            =======          ========
Year ended July 31, 1997:
   Allowance deducted from asset account
   Allowance for uncollectible accounts        $414,000                                        $ (87,000)(a)      $327,000
                                               ========                                          =======           =======

(a)  Represents actual write-offs.

(b) Represents allowance acquired in acquisition of Accredited Health Services, Inc.

          (3)  Exhibits

EXHIBIT
NUMBER                           DOCUMENT
-------                          --------

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

10.2     Incentive Stock Option Plan. Incorporated by reference to the 1993 Form
         10-K.

10.3 Agreement dated January 1, 1994 between Allen Health Care Services and Visiting Nurse Service of New York. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (the "1994 Form 10-K").

10.4 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (the "January 31, 1999 Form 10-Q").

10.5     Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998 (the "January 31, 1998 Form 10-Q").

10.6* First Amendment to Amended and Restated Employment Agreement dated as of December 1, 1998 between the Registrant and Frederick H. Fialkow.

EXHIBIT
NUMBER                           DOCUMENT
-------                          --------

10.7 Form of Amended and Restated Employment Agreement dated as of December 1, 1998 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1999 Form-Q.

10.8     Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.9 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1999 Form 10-Q.

10.10    Employment  Agreement  dated   as   of  November  1, 1997  between  the
         Registrant  and Robert P. Heller. Incorporated  by  reference   to  the
         January 31, 1998 Form 10-Q.

10.11 Form of First Amendment to Employment Agreement dated as of December 1, 1998 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1999 Form 10-Q.

10.12    Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.13 Agreement between Division of Social Services of Suffolk County and Health Acquisition Corp. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

10.14 Agreement between Nassau County Department of Social Services and Allen Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.15 Agreement dated January 1, 1994 between Catholic Medical Center of Brooklyn and Queens, Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

10.16 Letter dated June 1, 1992 from Public Health Council of the State of New York Department of Health to Health Acquisition Corp. d/b/a Allen Health Care Services. Incorporated by reference to the 1992 Form 10-K.

EXHIBIT
NUMBER                           DOCUMENT
-------                          --------

10.17    Letter  from  Joint   Commission   on   Accreditation   of   Healthcare
         Organizations awarding accreditation to Allen Health Care, dated September 20, 1993. Incorporated by reference to the 1993 Form 10-K.

10.18    The  Registrant's  Employee  Savings  and Stock  Investment  Plan under
         Section 401(k) of the Internal Revenue Code. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (the "1997 Form 10-K").

10.19 Letter Agreement dated February 20, 1999 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the January 31, 1999 Form 10-Q.

10.20 Letter Agreement dated February 20, 1999 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 1999 Form 10-Q.

21.1*    List of Subsidiaries.

23.1*    Consent of  Richard A. Eisner & Company, LLP

23.2*    Consent of  Holtz Rubenstein & Co., LLP

27.1*    Financial Data Schedule

----------
*     Filed herewith

         (b)  Reports on Form 8-K.

         1. Form 8-K, Item 4. Changes in Registrant's Certifying Accountant, dated July 7, 1999.

         2. Form 8-K/A, Item 4. Changes in Registrant's Certifying Accountant, filed July 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL HOME HEALTH CARE CORP.

                                            /s/ Robert P. Heller
                                       ----------------------------------------
                                       By:      Robert P. Heller
                                                Vice President of Finance
                                                and Chief Financial Officer


Dated:  October 28, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Frederick H. Fialkow                Chairman of the Board of Directors and
-----------------------------           Chief Executive Officer
    Frederick H. Fialkow

/s/ Steven Fialkow                      President, Chief Operating Officer,
-----------------------------           Secretary and Director
    Steven Fialkow

/s/ Robert P. Heller                    Vice President of Finance and Chief
-----------------------------           Financial Officer (Principal Financial
    Robert P. Heller                    and Accounting Officer)

/s/ Ira Greifer                         Director
-----------------------------
    Ira Greifer, M.D.

/S/ Bernard Levine
-----------------------------           Director
    Bernard Levine, M.D.

/s/ Robert Pordy
-----------------------------           Director
    Robert Pordy, M.D.

                           Commission File No. 0-12927


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                         FISCAL YEAR ENDED JULY 31, 1999

                         NATIONAL HOME HEALTH CARE CORP.

EXHIBIT                                                                            PAGE
NUMBER                            DOCUMENT                                         NUMBER
-------                           --------                                         ------
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

10.2     Incentive Stock Option Plan. Incorporated by reference to the 1993 Form
         10-K.

10.3     Agreement  dated January 1, 1994 between Allen Health Care Services and
         Visiting Nurse Service of New york. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July
         31, 1994 (the "1994 Form 10-K").

10.4     Form of First Amendment to Employment Agreement dated as of December 1,
         1998 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (the "January 31, 1999 Form
         10-Q").

10.5     Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant  and  Steven  Fialkow.  Incorporated  by  reference  to  the
         Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
         January 31, 1998 (the "January 31, 1998 Form 10- Q").

10.6* First Amendment to Amended and Restated Employment Agreement dated as of December 1, 1998 between the Registrant and Frederick H. Fialkow.

10.7     Form of Amended and Restated Employment  Agreement dated as of December
         1, 1998 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1999 Form 10-Q.

10.8     Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant and Frederick H. Fialkow.  Incorporated  by reference to the
         January 31, 1998 Form 10-Q.

EXHIBIT                                                                            PAGE
NUMBER                            DOCUMENT                                         NUMBER
-------                           --------                                         ------
10.9     Form of First Amendment to Employment Agreement dated as of December 1,
         1998  between the  Registrant  and Robert P.  Heller.  Incorporated  by
         reference to the January 31, 1999 Form 10-Q.

10.10    Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant  and Robert P.  Heller.  Incorporated  by  reference  to the
         January 31, 1998 Form 10-Q.

10.11    Form of First Amendment to Employment Agreement dated as of December 1,
         1998 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1999 Form 10-Q.

10.12    Employment   Agreement  dated  as  of  November  1,  1997  between  the
         Registrant  and Richard  Garofalo.  Incorporated  by  reference  to the
         January 31, 1998 Form 10-Q.

10.13    Agreement  between  Division of Social  Services of Suffolk  County and
         Health Acquisition Corp.  Incorporated by reference to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended July 31, 1991.

10.14    Agreement between Nassau County Department of Social Services and Allen
         Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.15    Agreement  dated  January 1, 1994 between  Catholic  Medical  Center of
         Brooklyn and Queens, Inc. Incorporated by reference to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

10.16    Letter  dated June 1, 1992 from Public  Health  Council of the State of
         New York Department of Health to Health  Acquisition  Corp. d/b/a Allen
         Health Care Services. Incorporated by reference to the 1992 Form 10-K.

10.17    Letter  from  Joint   Commission   on   Accreditation   of   Healthcare
         Organizations  awarding  accreditation  to  Allen  Health  Care,  dated
         September 20, 1993. Incorporated by reference to the 1993 Form 10-K.

10.18    The  Registrant's  Employee  Savings  and Stock  Investment  Plan under
         Section 401(k) of the Internal Revenue Code. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (the "1997 Form 10-K").

10.19    Letter  Agreement  dated February 20, 1999 providing a Secured  Advised
         Line of Credit from the Bank of New York to  National  Home Health Care
         Corp. Incorporated by reference to the January 31, 1999 Form 10-Q.

EXHIBIT                                                                            PAGE
NUMBER                            DOCUMENT                                         NUMBER
-------                           --------                                         ------
10.20    Letter  Agreement  dated February 20, 1999 providing a Secured  Advised
         Line of Credit from the Bank of New York to New England Home Care, Inc.
         Incorporated by reference to the January 31, 1999 Form 10-Q.

21.1*    List of Subsidiaries.

23.1*    Consent of  Richard A. Eisner & Company, LLP

23.2*    Consent of  Holtz Rubenstein & Co., LLP

27.1*    Financial Data Schedule

----------

*     Filed herewith