Form 10-Q
period 1999-10-31
NATIONAL HOME HEALTH CARE CORP
filed 1999-12-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to ______________

                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
              ----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


               Delaware                                  22-2981141
 ------------------------------               --------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)


                700 White Plains Road, Scarsdale, New York 10583
             -----------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)


         Registrant's Telephone Number Including Area Code: 914-722-9000
                                                           -------------

--------------------------------------------------------------------------------
Former Name,Former Address and Former Fiscal Year, if Changed Since Last Report.

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

APPLICABLE ON-Y TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 15, 1999 was 5,048,750.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1999

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of October 31, 1999 and July 31,
                  1999 (unaudited)                                          3-4

          Consolidated Statements of Operations for the three months
                  ended October 31, 1999 and October 31, 1998 (unaudited)    5

          Consolidated Statements of Cash Flows for the three
                  months  ended  October 31, 1999 and October
                  31, 1998 (unaudited)                                       6

          Notes to Consolidated Financial Statements                        7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            9-13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                        October 31, 1999            July 31, 1999
                                                                        ----------------            -------------

ASSETS
Current assets:
     Cash and cash equivalents                                          $      8,633,000           $      7,442,000
     Investments                                                                  18,000                    178,000
     Accounts receivable-less allowance for doubtful accounts of
         $378,000 at October 31, 1999
         and $392,000 at July 31, 1999                                        10,799,000                 10,459,000
     Income taxes receivable                                                        ----                    110,000
     Prepaid expenses and other assets                                           275,000                    181,000
     Deferred taxes                                                              417,000                    417,000
                                                                        ----------------           ----------------
         Total current assets                                                 20,142,000                 18,787,000

     Furniture, equipment and leasehold improvements, net                        637,000                    543,000
     Excess of cost over fair value of net assets of businesses
         acquired, net                                                         5,260,000                  5,334,000
     Other intangible assets, net                                              1,170,000                  1,239,000
     Deposits and other assets                                                   181,000                    189,000


         TOTAL                                                          $     27,390,000           $     26,092,000
                                                                        ================           ================

  (continued)


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                        October 31, 1999            July 31, 1999
                                                                        ----------------            -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued expenses                              $      1,056,000           $      1,079,000
     Estimated third-party payor settlements                                      18,000                       ----
     Income taxes payable                                                        363,000                       ----
                                                                        ----------------           ----------------

         Total current liabilities                                             1,437,000                  1,079,000
                                                                        ----------------           ----------------
Stockholders' equity:
     Common stock, $.001 par value; authorized
     20,000,000 shares, issued 6,228,746 shares                                    6,000                      6,000
     Additional paid-in capital                                               18,525,000                 18,525,000
     Retained earnings                                                         9,274,000                  8,183,000
                                                                        ----------------           ----------------
                                                                              27,805,000                 26,714,000

Less treasury stock (1,163,436 and 1,124,936 shares)  at cost                 (1,852,000)                (1,701,000)
                                                                        ----------------           ----------------

         Total stockholders' equity                                           25,953,000                 25,013,000
                                                                        ----------------           ----------------

                  TOTAL                                                 $     27,390,000           $     26,092,000
                                                                        ================           ================


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                          For the three months ended October 31,
                                          --------------------------------------
                                                       1999           1998
                                                       ----         ----

Net patient revenue                                 $ 9,494,000   $ 9,205,000
                                                    -----------   -----------

Operating expenses:

     Cost of revenue                                  6,326,000     5,985,000
     General and administrative                       2,395,000     2,286,000
     Amortization of intangibles                        142,000       125,000
                                                    -----------   -----------

         Total operating expenses                     8,863,000     8,396,000
                                                    -----------   -----------

Income from operations                                  631,000       809,000

Other income (loss):
     Interest income                                     85,000       119,000
     Gain resulting from sale of subsidiary stock       943,000          --
     (Loss) from equity investee                           --        (350,000)
                                                    -----------   -----------
Income before taxes                                   1,659,000       578,000

Provision for income taxes                              568,000       392,000
                                                    -----------   -----------

NET INCOME                                          $ 1,091,000   $   186,000
                                                    ===========   ===========

Net income per share:

     Basic                                          $      0.21   $      0.04
                                                    ===========   ===========
     Diluted                                        $      0.21   $      0.04
                                                    ===========   ===========

Weighted average shares outstanding:

     Basic                                            5,081,774     5,198,491

     Diluted                                          5,088,249     5,265,754

See accompanying notes to consolidated financial statements.



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            For the three months ended October 31,
                                                                            --------------------------------------
                                                                                 1999                     1998
                                                                                 ----                     ----

Cash flows from operating activities:
     Net income                                                              $1,091,000                  $186,000
     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization                                          188,000                   155,000
         Gain resulting from sale of subsidiary stock                          (943,000)                     ----
         Loss from equity investee                                                 ----                   350,000
         Changes in:
              Accounts receivable                                              (340,000)               (1,246,000)
              Income taxes receivable/payable                                   473,000                   308,000
              Prepaid expenses and other assets                                 (86,000)                   41,000
              Accounts payable, accrued expenses and other liabilities          (23,000)                  277,000
              Estimated third party payor settlements                            18,000                   (27,000)
                                                                           ------------             -------------
                  Net cash provided by operating activities                     378,000                    44,000
                                                                            -----------            --------------
Cash flows from investing activities:
     Proceeds from sale of subsidiary stock                                     943,000                      ----
     Proceeds of investments                                                    160,000                      ----
     Purchase of property, plant and equipment                                 (139,000)                  (37,000)
     Purchase of assets of business                                                ----                (1,913,000)
     Purchase of Accredited Health Services, Inc., net of cash acquired            ----                (1,680,000)
                                                                         ----------------           -------------
                  Net cash provided by (used in) investing activities           964,000                (3,630,000)
                                                                           ------------              ------------
Cash flows from financing activities:
     Purchase of treasury shares                                               (151,000)                  (12,000)
                                                                            ------------            --------------
                  Net cash (used in) financing activities                      (151,000)                  (12,000)
                                                                            ------------            --------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                   1,191,000                (3,598,000)

Cash and cash equivalents-beginning of period                                 7,442,000                10,992,000
                                                                             ----------                ----------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                       8,633,000                $7,394,000
                                                                             ==========                ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:

         Taxes                                                                  $93,000                   $83,000
         Interest                                                                  ----                      ----


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

         On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. SunStar, formerly a wholly owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. The Company currently owns approximately 24.9% of SunStar and utilizes the equity method of accounting for its investment in SunStar. As of October 31, 1999, the Company's carrying value of its investment in SunStar is $0. During the quarter ended October 31, 1999, the Company sold 146,497 shares of SunStar with sales proceeds approximating $943,000.

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

         On October 30, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The purchase price of approximately $1,949,000 in cash, including acquisition costs of $85,000, was generated from internal funds. The acquisition was accounted for as a purchase. The allocation of purchase price was as follows: $1,119,000 to total current assets, $59,000 to furniture and equipment, $40,000 to other assets, $550,000 to total current liabilities, $4,000 to other liabilities and $1,285,000 to the excess of purchase price over the fair value of assets acquired. Revenues from Accredited approximated $5,300,000 for the fiscal year ended March 31, 1998.

          On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc., (the "Optimum Entities"). The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,400,000 in cash, which amount was generated from internal funds of the Company. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment, intangibles and accounts receivable. The acquisition represents the Company's opportunity to expand its Connecticut operations into additional areas in the state. The Company is operating the acquired assets under the Company's pre-existing subsidiary in Connecticut, New England Home Care, Inc. ("New England"), and a recently formed subsidiary, Connecticut Staffing Works Corp.

         The Optimum Entities had been engaged in the business of providing home health care, staffing and related services in Connecticut, including a Medicare certified and licensed home health care agency and an affiliate providing staffing services.

NOTE 4 - PER SHARE DATA


                                                     October 31, 1999                 October 31, 1998
                                               ---------------------------       --------------------------
                                                  Income          Shares            Income         Shares
                                                  ------          ------            ------         ------
Basic EPS:
         Net Income                            $1,091,000        5,081,774         $186,000       5,198,491
Effective of dilutive securities -
         common stock options                                        6,475                -         67,263
                                               ----------        ---------         --------       ---------

Diluted EPS                                    $1,091,000        5,088,249         $186,000       5,265,754
                                               ==========        =========         ========       =========


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 1999.

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

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, for cost reports beginning on or after October 1, 1997, Medicare-reimbursed home health agencies are currently reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers are reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or
(iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. The Act calls for payments to Medicare providers for cost reporting periods beginning on or after October 1, 2000 to be made in accordance with a prospective payment system to be established by the Secretary of the Department of Health and Human Services.

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

         The implementation of IPS has resulted in a decrease in revenues from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

Results of Operations and Effects of Inflation
----------------------------------------------

         For the three months ended October 31, 1999, net patient revenue increased $289,000, or 3.1%, to $9,494,000 from $9,205,000 for the three months ended October 31, 1998. This increase is attributable to the revenues generated from the acquisition on October 31, 1998 of Accredited of $1,176,000 offset by the decline in same source revenues of ($887,000), or (9.6%). Over the periods, net patient revenue from Health Acquisition, the subsidiary providing home health care services in the New York metropolitan area, decreased ($611,000), or (9.3%), to $5,953,000 from $6,564,000. This decrease is attributable to the continued decline in hours and, in some cases, a decrease in reimbursement rates from the Medicare certified home health care agencies that Health Acquisition contracts with, as a result of the implementation of IPS. Over the periods, net patient revenue from New England, the subsidiary that is Medicare certified and licensed in the state of Connecticut, decreased ($276,000), or (10.5%), to $2,365,000 from $2,641,000. This decrease is attributable to the decline in Medicare revenue of ($163,000), or (20%), and a decline in non-Medicare revenue of ($113,000), or (6.4%). The decrease in both Medicare and non-Medicare revenue is the result of the change in Medicare reimbursement from cost reimbursement to IPS.

         Cost of revenue as a percentage of net patient revenue increased to 66.6% for the three months ended October 31, 1999 from 65% for the three months ended October 31, 1998. This increase is primarily attributable to the decreases in certain reimbursement rates from other existing Medicare certified home health care agencies that the Company contracts with, as a result of the change in the Medicare reimbursement system.

         General and administrative expenses increased $109,000, or 4.7%, to $2,395,000 for the three months ended October 31, 1999 from $2,286,000 for the three months ended October 31, 1998. This increase is attributable to the additional general and administrative expenses incurred from the acquisition of Accredited, offset by the decline in general and administrative expenses in both Health Acquisition and New England. These declines are the result of reductions in back office expenses to offset the decrease in revenue. As a percentage of net patient revenue, general and administrative expenses increased to 25.2% for the three months ended October 31, 1999 from 24.8% for the three months ended October 31, 1998.

          Amortization of intangibles increased to $142,000 for the three months ended October 31, 1999 from $125,000 for the three months ended October 31, 1998. This increase is attributable to the acquisition of Accredited.

         As  a  result  of  the  foregoing,  income  from  operations  decreased
($178,000), or (22%), to $631,000 for the three months ended October 31, 1999 from $809,000 for the three months ended October 31, 1998.

         Interest income decreased (28.6%) to $85,000 for the three months ended October 31, 1999 from $119,000 for the three months ended October 31, 1998. This decrease is attributable to cash used in investing activities resulting from the acquisitions of Bryan Home Care and Accredited.

         During the three months ended October 31, 1999, the Company recorded a gain from the sale of subsidiary stock in the amount of $943,000 resulting from the sale of 146,497 shares of SunStar. As a result of these sales, the Company owned approximately 25.5% of SunStar as of October 31, 1999. During the three months ended October 31, 1998, the Company recorded a loss from equity investee of ($350,000), representing the Company's share of the net loss reported by SunStar for the same period.

         The Company's effective tax rate decreased to 34.2% for the three months ended October 31, 1999 from 67.8% for the three months ended October 31, 1998. This decrease is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the three months ended October 31, 1998. Excluding the gain on sale of subsidiary stock in the current three month-period and the tax effect of loss from equity investee in the prior period, the effective tax rate increased to 42.7% for the three months ended October 31, 1999, as compared to 42.2% for the three months ended October 31, 1998.

         The rate of inflation had no material effect on operations for the three months ended October 31, 1999.

Financial Condition and Capital Resources
-----------------------------------------

         Current assets increased to $20,142,000 and current liabilities increased to $1,437,000, respectively, at October 31, 1999. This resulted in an increase in working capital of $997,000, from $17,708,000 at July 31, 1999 to $18,705,000 at October 31, 1999. Cash and cash equivalents increased $1,191,000, to $8,633,000 at October 31, 1999 from $7,442,000 at July 31, 1999. The increase in both working capital and cash is primarily attributable to the proceeds of $943,000 from the sale of SunStar stock during the quarter ended October 31, 1999.

         On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of the Optimum Entities for a purchase price of $4,400,000 in cash.

         The Company provided net cash from operating activities of $378,000 for the three months ended October 31, 1999 as compared to net cash provided from operating activities of $44,000 for the three months ended October 31, 1998. The increase in operating cash flow of $334,000 is attributable to the net changes in current assets and current liabilities of $689,000, offset by the decline of ($355,000) in cash flow from operations over the comparable period of 1998. Net cash provided by investing activities for the three months ended October 31, 1999 reflects the proceeds from the sale of subsidiary stock and proceeds of investments, offset by the purchase of equipment. Net cash used in investing activities for the three months ended October 31, 1998 reflects the acquisition made by the Company and the purchase of equipment. Net cash used in financing activities for the three months ended October 31, 1999 and October 31, 1998 reflects the purchase of treasury shares.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the subsidiary's secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2000. At October 31, 1999, there was no outstanding balances under either line of credit. The company is currently considering increasing its credit facilities in light of the Company's reduced working capital availability as a result of its recent acquisition of the Optimum Entities.

         The Company intends to meet its short and long term liquidity needs with its current cash balances, cash flow from operations and available lines of credit. The Company believes that its cash balances also will allow it to continue to make acquisitions in the home health care field without affecting its liquidity needs.

         The Company has continued for an additional year its program to repurchase its Common Stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

Year 2000 Compliance
--------------------

         The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. Certain purchased systems used by the Company, and for which the Company does not control the programming code, use two digits for the year. During the quarter ended October 31, 1999, the systems used by Health Acquisition and Accredited were replaced with new systems that better meet the information needs as they expand and deal with the current operating environment. The Company believes that these conversions will provide compliance with the requirements to handle the Year 2000 issue with no significant operational concerns. The current system utilized by New England is a relatively new operating system. The Company has been advised by the system vendor that all required changes necessary to be compliant with the year 2000 issue have been substantially completed. However, there is no guarantee that the Company's expected results will be achieved. In addition, actual results could differ materially from those expected results.

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

PART II.   OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

                  (a)      Exhibits:

             Exhibit
             Number                       Document
             ------                       --------

              10.1* Second Amendment to Employment Agreement dated as of October 7, 1999 between the Registrant and Steven Fialkow.
              10.2*   The   Registrant's   Employee   Savings   and  Stock
                      Investment Plan under Section 401(k) of the Internal Revenue Code, effective as of January 1, 1999.

              27.1*   Financial Data Schedule.

         -----------------------------
         *Filed herewith

                  (b) Reports on Form 8-K:

                  1. Form 8-K dated November 1, 1999, Item 2: Acquisition by the Company of certain of the assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Health Care of Connecticut, Inc.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL HOME HEALTH CARE CORP.

Date:  December 15, 1999          By: /s/ Robert P. Heller
                                      ------------------------------------------
                                      Name: Robert P. Heller
                                      Title: Vice President of Finance and Chief
                                      Financial Officer