Form 10-Q
period 2000-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2000-03-16
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2000
                                    ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 14, 2000 was 5,010,858.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2000


PART I.       FINANCIAL INFORMATION                                                            Page

Item 1.       Financial Statements
              Consolidated Balance Sheets as of January 31, 2000
                   and July 31, 1999 (unaudited)                                               3-4

              Consolidated Statements of Operations for the three months ended
                   January 31, 2000 and January 31, 1999 and the six months
                   ended January 31, 2000 and January 31, 1999 (unaudited)                      5

              Consolidated Statements of Cash Flows for the six months ended
                   January 31, 2000 and January 31, 1999 (unaudited)                            6

              Notes to Consolidated Financial Statements                                       7-9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           10-15

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                 16

Item 4.       Submission of Matters to a Vote of Security Holders                               16

Item 6.       Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                      18




                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                                                            January 31, 2000              July 31, 1999
                                                                            ----------------              -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                      $4,527,000                 $7,442,000
     Investments                                                                        18,000                    178,000
     Accounts receivable - less allowance for doubtful
         accounts of $609,000 at January 31, 2000 and
         $392,000 at July 31, 1999                                                  14,767,000                 10,459,000
     Income taxes receivable                                                          ----                        110,000
     Prepaid expenses and other assets                                                 364,000                    181,000
     Deferred taxes                                                                    417,000                    417,000
                                                                                  ------------               ------------

         Total current assets                                                       20,093,000                 18,787,000

Furniture, equipment and leasehold
     improvements, net                                                                 814,000                    543,000
Excess of cost over fair value of net assets of
     businesses acquired, net                                                        7,197,000                  5,334,000
Other intangible assets, net                                                         1,101,000                  1,239,000
Deposits and other assets                                                              181,000                    189,000
                                                                                  ------------               ------------
                  TOTAL                                                            $29,386,000                $26,092,000
                                                                                   ===========                ===========


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                 January 31, 2000          July 31, 1999
                                                                                 ----------------         --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued expenses                                           $1,801,000                 $1,079,000
     Estimated third-party payor settlements                                            224,000                   ---
     Income taxes payable                                                               102,000                   ---
                                                                                    -----------                 ----------

          Total current liabilities                                                   2,127,000                  1,079,000
                                                                                    -----------                 ----------
Stockholders' equity:
     Common stock, $.001 par value; authorized 20,000,000 shares, issued
       6,228,746 shares                                                                   6,000                      6,000
     Additional paid-in capital                                                      18,525,000                 18,525,000
     Retained earnings                                                               10,733,000                  8,183,000
                                                                                     ----------                 ----------

                                                                                     29,264,000                 26,714,000

     Less treasury stock (1,202,578 and 1,124,936 shares) at cost                    (2,005,000)                (1,701,000)
                                                                                     -----------                -----------

          Total stockholders' equity                                                 27,259,000                 25,013,000
                                                                                     ----------                 ----------

                    TOTAL                                                           $29,386,000                $26,092,000
                                                                                    ===========                ===========



See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               For the three months ended             For the six months ended
                                                      January 31,                            January 31,
                                            ---------------------------------    ------------------------------------

                                                 2000              1999               2000                1999
                                                 ----              ----               ----                ----
Net patient revenue                             $15,041,000    $10,022,000          $24,535,000        $19,227,000
                                                -----------    -----------          -----------        -----------
Operating expenses:
    Cost of revenue                               9,443,000      6,661,000           15,769,000         12,646,000
    General and administrative                    3,893,000      2,640,000            6,288,000          4,926,000
    Bad debt expense                                235,000            ---              235,000                ---
    Amortization of intangibles                     167,000        142,000              309,000            267,000

          Total operating expenses               13,738,000      9,443,000           22,601,000         17,839,000
                                                -----------    -----------          -----------        -----------

Income from operations                            1,303,000        579,000            1,934,000          1,388,000

Other income (loss):
    Interest income                                  36,000         76,000              121,000            195,000
    Gain resulting from sale of
      subsidiary stock                              659,000            ---            1,602,000                ---
    (Loss) from equity investee                     ---           (324,000)             ---               (674,000)
                                                -----------    -----------          -----------        -----------
Income before taxes                               1,998,000        331,000            3,657,000            909,000

Provision for income taxes                          539,000        246,000            1,107,000             38,000
                                                -----------    -----------          -----------        -----------

NET INCOME                                       $1,459,000        $85,000           $2,550,000           $271,000
                                                ============  ============       ==============     ==============
Net income per share:
    Basic
                                                      $0.29         $0.02                 $0.50             $0.05
                                                ============  ============       ==============     ==============

                                                      $0.29         $0.02                 $0.50             $0.05
                                                ============  ============       ==============     ==============
Weighted average shares outstanding:
    Basic                                         5,045,261      5,186,272            5,063,518          5,192,382

    Diluted                                       5,051,394      5,264,730            5,069,822          5,265,243



See accompanying notes to consolidated financial statements.


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                  For the six months ended January 31,
                                                                                  ------------------------------------
                                                                                      2000                      1999
                                                                                      ----                      ----
Cash flows from operating activities:
   Net income                                                                      $2,550,000                  $271,000
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
   operating activities:
      Depreciation and amortization                                                   413,000                   329,000
      Gain resulting from sale of subsidiary stock                                 (1,602,000)                      ---
      Provisions for doubtful accounts                                                235,000                       ---
      Loss from equity investee                                                           ---                   674,000
      Changes in:
         Accounts receivable                                                       (2,058,000)               (1,589,000)
         Income taxes receivable/payable                                               (8,000)                 (157,000)
         Prepaid expenses and other assets                                           (191,000)                  (66,000)
         Accounts payable, accrued expenses and other liabilities                     722,000                   240,000
         Estimated third party payor settlements                                      224,000                   (93,000)
                                                                                -------------              -------------
               Net cash provided by (used in) operating activities                    285,000                  (391,000)
                                                                                -------------               ------------
Cash flows from investing activities:
   Proceeds from sale of subsidiary stock                                           1,602,000                       ---
   Proceeds of investments                                                            160,000                   170,000
   Purchase of property, plant and equipment                                         (168,000)                  (62,000)
   Purchase of assets of business                                                  (4,490,000)               (1,913,000)
   Purchase of Accredited Health Services, Inc. net of cash acquired                      ---                (1,701,000)
                                                                                -------------               ------------
              Net cash (used in) investing activities                              (2,896,000)               (3,506,000)
                                                                                -------------               ------------
Cash flows from financing activities:
   Purchase of treasury shares                                                       (304,000)                 (137,000)
   Repayment of notes payable
                                                                                          ---                  (421,000)
                                                                                -------------               ------------
              Net cash (used in) financing activities                                (304,000)                 (558,000)
                                                                                -------------               ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (2,915,000)               (4,455,000)

Cash and cash equivalents - beginning of period                                     7,442,000                10,992,000
                                                                                -------------               ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                            $4,527,000                $6,537,000
                                                                                =============               ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                                                        $894,000                  $946,000
        Interest                                                                        1,000                     1,000

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.


NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

              On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. SunStar, formerly a wholly owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. During the six months ended January 31, 2000, the Company sold 259,510 shares of SunStar with sales proceeds approximating $1,602,000. The Company currently owns approximately 21.6% of SunStar, and has been utilizing the equity method of accounting for its investment in SunStar. As of January 31, 2000, the Company's carrying value of its investment in SunStar is $0.

              On February 2, 2000, SunStar issued a press release stating that the Florida Department of Insurance had taken over SunStar's main subsidiary due to significant deficiencies in statutory capital and would liquidate it immediately thereafter.


NOTE 3 - ACQUISITIONS

              On August 10, 1998 the Company, through its wholly owned subsidiary Health Acquisition Corp. ("Health Acquisition"), acquired, for $1,943,000 in cash, including acquisition costs of $8,000, certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan Home Care"), a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for as a purchase and the cost was allocated as follows: $285,000 to personnel files, $285,000 to patient files, $30,000 to furniture and equipment, $200,000 to covenant not to compete and $1,143, 000 to excess of cost over fair value of net assets of business acquired. The purchase price was generated from internal funds of the Company. The acquisition expanded the geographic presence of the Company and enabled Health Acquisition to become a participating provider in the Westchester County Department of Social Services Medicaid program. Annual revenues for Bryan Home Care approximated $5,700 in calendar 1997.

              On November 1, 1998, the Company acquired all of the outstanding common shares of Accredited Health Services, Inc. ("Accredited"). Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The purchase price of approximately $1,949,000 in cash, including acquisition costs of $85,000, was generated from internal funds of the Company. The acquisition was accounted for as a purchase. The allocation of purchase price was as follows: $1,119,000 to total current assets, $59,000 to furniture and equipment, $40,000 to other assets, $550,000 to total current liabilities, $4,000 to other liabilities and $1,285,000 to the excess of purchase price over the fair value of assets acquired. Revenues from Accredited approximated $5,300,000 for the fiscal year ended March 31, 1998.

              On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (together, the "Optimum Entities"). The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,490,000 in cash, including acquisition costs of $90,000, which amount was generated from internal funds of the Company. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment intangibles and accounts receivable and the purchase price was allocated as follows: $2,250,000 to accounts receivable, $250,000 to furniture and equipment and $2,035,000 to excess of cost over fair value of net assets of the business acquired. The acquisition represented the Company's opportunity to expand its Connecticut operations into additional areas in the state. The Company is operating the acquired assets under the Company's pre-existing subsidiary in Connecticut, New England Home Care, Inc. ("New England"), and a recently formed subsidiary, Connecticut Staffing Works Corp. ("Ct. Staffing").

              The Optimum Entities had been engaged in the business of providing home health care, staffing and related services in Connecticut, including a Medicare certified and licensed home health care agency and an affiliate providing staffing services.

NOTE 4 - PER SHARE DATA

                                                                   For the three months ended
                                                                            January 31,
                                              ------------------------------------------------------------------------
                                                            2000                                  1999
                                                            ----                                  ----
                                                  Income             Shares            Income              Shares
Basic EPS:
       Net income                                  $1,459,000         5,045,261           $85,000           5,186,272
Effect of dilutive securities -
       common stock options                             ---               6,133             ---                78,848
                                                   ---------          ---------          --------          ---------

Diluted EPS                                        $1,459,000         5,051,394           $85,000           5,264,730
                                                   ==========         ==========         ========          ==========


                                                                     For the six months ended
                                                                            January 31,
                                              ------------------------------------------------------------------------
                                                            2000                                  1999
                                                            ----                                  ----
                                                  Income             Shares            Income              Shares
Basic EPS:
       Net income                                 $2,550,000         5,063,518         $271,000              5,192,382
Effect of dilutive securities -
       common stock options                            ---               6,304            ---                   72,861
                                                   ---------         ---------         --------            -----------
Diluted EPS                                       $2,550,000         5,069,822         $271,000              5,265,243
                                                  ==========         ==========        ========            ===========



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

              The  new  IPS  cost   limits   were   applied  to  the   Company's
Connecticut-based Medicare certified nursing agency for the cost reporting period beginning July 1, 1998. The Company determined that these new limits will reduce reimbursement for the Medicare services it provides. Accordingly, in May 1998 the Company combined its operations in Connecticut by merging its Medicare certified subsidiary with its licensed agency subsidiary to increase operational efficiencies.

              The implementation of IPS has resulted in a decrease in Medicare reimbursement from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

              For the three months ended January 31, 2000, net patient revenue increased $5,019,000, or 50%, to $15,041,000 from $10,022,000 for the three months ended January 31, 1999. This increase is attributable to $5,648,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum Entities from the bankruptcy trustee and the successful penetration of the available market share, offset by the decline in the same source net patient revenue of ($629,000). As a result of such expansion, net patient revenue from New England, the subsidiary that is Medicare certified and licensed in the State of Connecticut, increased $4,348,000, or 182.8%, to $6,726,000 for the three months ended January 31, 2000 from $2,378,000 for the three months ended January 31, 1999. Also as a result of such expansion, net patient revenue from Ct. Staffing, the Company's new subsidiary that provides supplemental staffing in the state of Connecticut, generated net patient revenue of $1,300,000 for the three months ended January 31, 2000 as compared to $0 for the three months ended January 31, 1999. Over the periods, net patient revenue from Health Acquisition, the subsidiary providing home health care services in the New York metropolitan area, decreased ($435,000) or (6.9%), to $5,877,000 from $6,312,000. This decrease is attributable to the continued decline in hours, and, in some cases, a decrease in reimbursement rates from the Medicare certified home health care agencies that Health Acquisition contracts with, as a result of the implementation of IPS. Over the periods, net patient revenue from Accredited, the subsidiary providing home health care services in the state of New Jersey, decreased ($194,000), or (14.6%) to $1,138,000 from $1,332,000. This decrease is attributable to both the decline in hours from the Medicare certified agencies that Accredited contracts with, along with the shortage of available home health aide workers to staff cases.

              Cost of revenue as a percentage of net patient revenue decreased to 62.8% for the three months ended January 31, 2000 from 66.5% for the three months ended January 31, 1999. This decrease is attributable to the higher reimbursement rates generated from the expansion into the market previously served by the Optimum Entities.

              General and administrative expenses increased $1,253,000, or 47.5%, to $3,893,000 for the three months ended January 31, 2000 from $2,640,000 for the three months ended January 31, 1999. This increase is attributable to additional general and administrative expenses incurred in connection with the expansion into the market previously served by the Optimum Entities. As a percentage of net patient revenue, general and administrative expenses decreased to 25.6% for the three months ended January 31, 2000 from 26.3% for the three months ended January 31, 1999.

              The Company recorded a provision of $235,000 in bad debt expense for the three months ended January 31, 2000 as compared to $0 for the three months ended January 31, 1999. As the Company does not have experience with many of the new payor sources that it now contracts with as a result of the expansion into the market previously served by the Optimum Entities, the Company has set up a reserve against its accounts receivable. In addition, the Company has seen increases in accounts receivable balances with many of the Medicare certified agencies that it contracts with. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off. The Company is closely monitoring the credit terms being extended these agencies.

              Amortization of intangibles increased to $167,000 for the three months ended January 31, 2000 from $142,000 for the three months ended January 31, 1999. This increase is attributable to the acquisition of certain assets of the Optimum Entities.

              As a result of the foregoing, income from operations increased $724,000, or 125%, to $1,303,000 for the three months ended January 31, 2000 from $579,000 for the three months ended January 31, 1999.

              Interest income decreased (52.6%) to $36,000 for the three months ended January 31, 2000 from $76,000 for the three months ended January 31, 1999. This decrease is attributable to the cash used in investing activities resulting from the acquisition of certain assets of the Optimum Entities.

              During the three  months  ended  January  31,  2000,  the  Company recorded a gain from the sale of subsidiary stock in the amount of $659,000 resulting from the sale of 113,103 shares of SunStar. During the three months ended January 31, 1999, the Company recorded a loss from equity investee of ($324,000), representing the Company's share of the net loss reported by SunStar for the same period.

              The Company's effective tax rate decreased to 26.9% for the three months ended January 31, 2000 from 74.3% for the three months ended January 31, 1999. This decrease is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the three months ended January 31, 1999. Excluding the gain on sale of subsidiary stock in the current three-month period and the tax effect of loss from equity investee in the prior period, the effective tax rate increased to 45.6% for the three months ended January 31, 2000, as compared to 37.6% for the three months ended January 31, 1999. This increase is attributable to higher state tax provisions in the current three-month period.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999.
--------------------------------------------------------------------------------

              For the six months ended January 31, 2000, net patient revenue increased $5,308,000, or 27.6%, to $24,535,000 from $19,227,000 for the six months ended January 31, 1999. This increase is attributable to $6,356,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum

Entities from the bankruptcy trustee and the successful penetration of the available market share, offset by the decline in the same source net patient revenue of ($1,048,000). As a result of such expansion, net patient revenue from New England increased $4,073,000, or 81.1%, to $9,092,000 for the six months ended January 31, 2000 from $5,019,000 for the six months ended January 31, 1999. Also as a result of such expansion, net patient revenue from Ct. Staffing was $1,300,000 for the six months ended January 31, 2000 as compared to $0 for the six months ended January 31, 1999. Over the periods, net patient revenue from Health Acquisition decreased ($1,048,000), or (8.9%) to $11,829,000 from $12,877,000. This decrease is explained in the above three-month discussion. Over the periods, net patient revenue from Accredited increased $983,000 to $2,314,000 from $1,331,000. This increase is attributable to six months revenue included in the current six-month period as compared to three months revenue in the prior six-month period, as Accredited was acquired on November 1, 1998.

              Cost of revenue as a percentage of net patient revenue decreased to 64.4% for the six months ended January 31, 2000 from 65.8% for the six months ended January 31, 1999. This increase is attributable to higher reimbursement rates generated from the acquisition of certain assets of Optimum Entities.

              General and administrative expenses increased $1,362,000, or 27.6%, to $6,288,000 for the six months ended January 31, 2000 from $4,926,000 for the six months ended January 31, 1999. This increase is attributable to additional general and administrative expenses incurred in connection with the expansion into the market previously served by the Optimum Entities. As a percentage of net patient revenue, general and administrative expenses remained at 25.6% for both six-month periods.

              The Company recorded a provision of $235,000 in bad debt expense for the six months ended January 31, 2000 as compared to $0 for the six months ended January 31, 1999. This increase is explained in the above three-month discussion.

              Amortization of intangibles increased to $309,000 for the six months ended January 31, 2000 from $267,000 for the six months ended January 31, 1999. This increase is attributable to the acquisition of the stock of Accredited and the acquisition of certain assets of the Optimum Entities.

              As a result of the foregoing, income from operations increased $546,000, or 39.3%, to $1,934,000 for the six months ended January 31, 2000 from $1,388,000 for the six months ended January 31, 1999.

              Interest income decreased (37.9%) to $121,000 for the six months ended January 31, 2000 from $195,000 for the six months ended January 31, 1999. This decrease is attributable to cash used in investing activities resulting from the acquisition of certain assets of the Optimum Entities.

              During the six months ended January 31, 2000, the Company recorded a gain on sale of subsidiary stock in the amount of $1,602,000 resulting from the sale of 259,510 shares of

SunStar. During the six months ended January 31, 1999, the Company recorded a loss from equity investee of ($674,000), representing the Company's share of the net loss reported by SunStar for the same period.

              The Company's effective tax rate decreased to 30.3% for the six months ended January 31, 2000 from 70.2% for the six months ended January 31, 1999. This decrease is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the six months ended January 31, 1999. Excluding the gain on sale of subsidiary stock in the current six-month period and the tax effect of loss from equity investee in the prior period, the effective tax rate increased to 45.1% for the six months ended January 31, 2000, as compared to 40.3% for the six months ended January 31, 1999. This increase is attributable to higher state tax provisions in the current six-month period.

              The rate of inflation had no material effect on operations for the six months ended January 31, 2000.

Financial Condition and Capital Resources
-----------------------------------------

              Current assets increased to $20,093,000 and current liabilities increased to $2,127,000, respectively, at January 31, 2000. This resulted in an increase in working capital of $258,000 from $17,708,000 at July 31, 1999 to $17,966,000 at January 31, 2000. Cash and cash equivalents decreased ($2,915,000) to $4,527,000 at January 31, 2000 from $7,442,000 at July 31, 1999.
The decrease in cash is primarily attributable to the acquisition of certain assets of the Optimum Entities on November 1, 1999 at a cost of $4,490,000 in cash offset by the proceeds from sale of subsidiary stock in the amount of $1,602,000.

              The Company provided net cash from operating activities of $285,000 for the six months ended January 31, 2000 as compared to net cash used in operating activities of ($391,000) for the six months ended January 31, 1999. The increase in operating cash flow of $676,000 is primarily attributable to the net changes in current assets and current liabilities of $354,000, and the increase of $322,000 in cash flow from operations over the comparable period of 1999. Net cash used in investing activities for the six months ended January 31, 2000 reflects the acquisition of certain assets of the Optimum Entities and the purchase of equipment, offset by the proceeds from the sale of subsidiary stock and proceeds of investments. Net cash used in investing activities for the six months ended January 31, 2000 reflects acquisitions made by the Company and purchase of equipment, offset by the proceeds of investments. Net cash used in financing activities for the six months ended January 31, 2000 reflects the purchase of treasury shares. Net cash used in financing activities for the six months ended January 31, 1999 reflects the purchase of treasury shares and the repayment of notes payable to the former officers of Accredited.

              The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2001. At January 31, 2000, there was no outstanding balance under either line of credit. The Company is currently considering increasing its credit facilities so that it may continue to make acquisitions in the home health care field.

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

Year 2000 Compliance
--------------------

              The Year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

              The Company did not experience any significant malfunctions or errors in its information or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant problems related to the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap- year related problems, may occur with financial closings. The Company believes that any such problems will be minor and easily corrected. In addition, the Company could still be negatively impacted if the Year 2000 or similar issues adversely affect its customers or suppliers. Currently, the Company is not aware of any significant Year 2000 or similar problems that have arisen with its customers or suppliers.

Disclosure Regarding Private Securities Litigation Reform Act of 1995
---------------------------------------------------------------------

              Except for historical information contained in this report on Form 10-Q, certain matters set forth herein are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as market acceptance, market demand pricing, changing regulatory environment, changing economic conditions, risks in new product and service development, the effect of the Company's accounting policies, risks in connection with acquisitions and other risks detailed in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

              Several class action complaints have been filed in the United States District Court for the Middle District of Florida against the Company, its directors who were directors of SunStar and another party. In addition, the Company understands that related complaints have been filed in the same court against SunStar and its management. These complaints assert claims under the Securities Exchange Act of 1934 relating to SunStar and its subsidiary, SunStar Health Plans, Inc. (the "HMO"), which is presently in liquidation. It is alleged in the complaints that during the proposed class period, SunStar made material misstatements of fact or omitted to disclose material information concerning the adequacy of reserves maintained by the HMO, its estimates of outstanding and future medical claims and delays in the processing of claims. The complaints against the Company and its directors are based on the allegation that the Company and those directors influenced the alleged conduct of SunStar. The Company believes that the complaints are without merit and intends to vigorously defend them.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The annual meeting of shareholders of the Company (the "Meeting") was held on December 7, 1999. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

               At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                                          For       Withheld
                                                          ---       --------
                  Frederick H. Fialkow                4,072,658      12,944
                  Bernard Levine, M.D.                4,072,658      12,944
                  Steven Fialkow                      4,072,658      12,944
                  Ira Greifer, M.D.                   4,072,658      12,944
                  Robert C. Pordy, M.D.               4,072,658      12,944

           Also at the Meeting, the stockholders approved the Company's 1999 Stock Option Plan (the "Plan"). The votes cast in favor of the Plan were 2,934,251, the votes cast against the Plan were 130,812, the abstentions were 2,655,000 and the broker non-votes were 1,017,884.

Item 6.    Exhibits and reports on Form 8-K

           (a)    Exhibits:

                  10.1 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.*

                  10.2 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.*

                  27.1     Financial Data Schedule.*

---------------------------------
         * Filed herewith

           (b)    Reports on Form 8-K

              1.  Form 8-K dated  November 1, 1999,  Item 2:  Acquisition by the
                  Company of certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Health Care of Connecticut, Inc.

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   National Home Health Care Corp.



Date:  March 15, 2000               /s/ Robert P. Heller
                                   ----------------------------------------
                                   Robert P. Heller
                                   Vice President of Finance (chief financial
                                   and accounting officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                                      Description
------                                      -----------

10.1 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from The Bank of New York to National Home Health Care Corp.

10.2 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from The Bank of New York to New England Home Care, Inc.

27.1                Financial Data Schedule.