Form 10-Q
period 2000-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2000-06-14
CIK 728389

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2000
                                    ----------------

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

The number of shares of common stock outstanding as of June 14, 2000 was 4,969,908.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2000

PART I.                    FINANCIAL INFORMATION                                                            Page
                                                                                                            ----

             Item 1.       Financial Statements

                           Consolidated Balance Sheets as of April 30, 2000
                           and July 31, 1999 (unaudited)                                                     3-4

                           Consolidated Statements of Operations for the three months ended April 30, 2000 and April 30, 1999 and the nine months ended April 30, 2000 and April 30,

                           1999 (unaudited)                                                                    5

                           Consolidated Statements of Cash Flows for the nine months ended April 30, 2000 and April 30, 1999

                           (unaudited)                                                                         6

                           Notes to Consolidated Financial Statements                                        7-9

Item 2.                    Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                           10-14


PART II.                   OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K                                                   15

SIGNATURES                                                                                                    16

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED


                                                                          April 30, 2000            July 31, 1999
                                                                          --------------            -------------
ASSETS

Current assets:
     Cash and cash equivalents                                                $4,817,000               $7,442,000
     Investments                                                                  18,000                  178,000
     Accounts receivable-less allowance
         for doubtful accounts of
         $635,000 at April 30, 2000
         and $392,000 at July 31, 1999                                        15,370,000               10,459,000
     Income taxes receivable                                                      ------                  110,000
     Prepaid expenses and other assets                                           286,000                  181,000
     Deferred taxes                                                              417,000                  417,000
                                                                              ----------               ----------

         Total current assets                                                 20,908,000               18,787,000

Furniture, equipment and leasehold
     improvements, net                                                           810,000                  543,000
Excess of cost over fair value of net assets of
     businesses acquired, net                                                  7,098,000                5,334,000
Other intangible assets, net                                                   1,330,000                1,239,000
Deposits and other assets                                                        186,000                  189,000
                                                                              ----------               ----------
         TOTAL                                                               $30,332,000              $26,092,000
                                                                             ===========              ===========

  (continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED


                                                                           April 30, 2000        July 31, 1999
                                                                           --------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                    $   1,735,000          $  1,079,000
     Estimated third-party payor settlements                                        312,000               -------
     Income taxes payable                                                           343,000               -------
                                                                            ---------------    ------------------
         Total current liabilities                                                2,390,000             1,079,000
                                                                            ---------------    ------------------
Stockholders' equity:
     Common stock, $.001 par value; authorized
          20,000,000 shares, issued 6,228,746 shares                                  6,000                 6,000
     Additional paid-in capital                                                  18,525,000            18,525,000
     Retained earnings                                                           11,510,000             8,183,000
                                                                            ---------------    ------------------
                                                                                 30,041,000            26,714,000

Less treasury stock (1,225,328 and 1,124,936 shares)
at cost                                                                          (2,099,000)           (1,701,000)
                                                                            ---------------    ------------------

         Total stockholders' equity                                              27,942,000            25,013,000
                                                                            ---------------    ------------------

                   TOTAL                                                        $30,332,000           $26,092,000
                                                                      =====================    ==================

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                                                        For the three months ended                  For the nine months ended
                                                                  April 30,                                   April 30,
                                                       -----------------------------                -------------------
                                                         2000                  1999                  2000                 1999
                                                         ----                  ----                  ----                 ----
Net patient revenue                                  $15,245,000             $9,645,000            $39,780,000        $28,872,000
                                                     -----------             ----------            -----------        -----------
Operating expenses:
     Cost of revenue                                   9,647,000              6,238,000             25,416,000         18,884,000
     General and administrative                        3,859,000              2,741,000             10,147,000          7,667,000
     Bad debt expense                                    235,000                  -----                470,000              -----
     Amortization of intangibles                         170,000                142,000                479,000            409,000
                                                     -----------             ----------            -----------        -----------

         Total operating expenses                     13,911,000              9,121,000             36,512,000         26,960,000
                                                     -----------             ----------            -----------        -----------

Income from operations                                 1,334,000                524,000              3,268,000          1,912,000

Other income (loss):
     Interest income                                      47,000                 95,000                168,000            290,000
     Gain resulting from sale of                           -----                  -----              1,602,000              -----
         subsidiary stock
     (Loss) from equity investee                           -----                  -----                  -----           (674,000)
                                                     -----------             ----------            -----------        -----------

Income before taxes                                    1,381,000                619,000              5,038,000          1,528,000

Provision for income taxes                               604,000                199,000              1,711,000            837,000
                                                     -----------             ----------            -----------        -----------

NET INCOME                                              $777,000               $420,000             $3,327,000         $  691,000
                                                     ===========             ==========            ===========        ===========

Net income per share:
     Basic                                                 $0.16                  $0.08                  $0.66              $0.13
                                                     ===========             ==========            ===========        ===========

     Diluted                                               $0.15                  $0.08                  $0.66              $0.13
                                                     ===========             ==========            ===========        ===========

Weighted average shares outstanding:

     Basic                                             5,010,892              5,148,647              5,046,232          5,178,124

     Diluted                                           5,024,117              5,239,987              5,050,640          5,257,145

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the nine months ended April 30,
                                                                                            -----------------------------------
                                                                                                 2000                      1999
                                                                                                 ----                      ----
Cash flows from operating activities:

     Net income                                                                        $       3,327,000        $        691,000
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Depreciation and amortization                                                           639,000                 502,000
         Gain resulting from sale of subsidiary stock                                         (1,602,000)                  -----
         Provision for doubtful accounts                                                         243,000                   -----
         Loss from equity investee                                                                 -----                 674,000
         Gain on sale of assets                                                                   (6,000)                 (3,000)
         Changes in:
              Accounts receivable                                                             (2,904,000)             (1,186,000)
              Income taxes receivable/payable                                                    453,000                  93,000
              Prepaid expenses and other assets                                                 (102,000)                139,000
              Accounts payable, accrued expenses and other liabilities                           656,000                  67,000
              Estimated third party payor settlements                                            312,000                  93,000
                                                                                       -----------------        ----------------
                  Net cash provided by operating activities                                    1,016,000               1,070,000
                                                                                       -----------------        ----------------

Cash flows from investing activities:

     Proceeds from sale of subsidiary stock                                                    1,602,000                   -----
     Proceeds of investments                                                                     160,000                 175,000
     Purchase of property, plant and equipment                                                  (225,000)               (127,000)
     Purchase of assets of business                                                           (4,790,000)             (1,943,000)
     Purchase of Accredited Health Services, Inc., net of cash acquired                              -----            (1,733,000)
     Proceeds from sale of assets                                                                 10,000                   6,000
                                                                                       -----------------        ----------------
                  Net cash (used in) investing activities                                     (3,243,000)             (3,622,000)
                                                                                       -----------------        ----------------

Cash flows from financing activities:

     Purchase of treasury shares                                                                (398,000)               (355,000)
     Repayment of notes payable                                                                    -----                (421,000)
                                                                                       -----------------        ----------------
                  Net cash (used in) financing activities                                       (398,000)               (776,000)
                                                                                       ------------------       -----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (2,625,000)             (3,328,000)

Cash and cash equivalents-beginning of period                                                  7,442,000              10,992,000
                                                                                       -----------------        ----------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                                $       4,817,000            $  7,664,000
                                                                                       =================        ================
Supplemental  disclosures of cash flow information:  Cash paid during the period for:

         Taxes                                                                         $       1,275,000        $        605,000
         Interest                                                                                  2,000                   -----

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

NOTE 2 - INITIAL PUBLIC OFFERING OF SUNSTAR HEALTHCARE, INC.

         On May 21, 1996, the initial public offering of common stock by SunStar Healthcare, Inc. ("SunStar") was consummated. SunStar, formerly a wholly owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. During the nine months ended April 30, 2000, the Company sold 259,510 shares of SunStar with sales proceeds approximately $1,602,000. The Company currently owns approximately 21.6% of SunStar and has been utilizing the equity method of accounting for its investment in SunStar. As of April 30, 2000, the Company's carrying value of its investment in SunStar is $0.

         On February 2, 2000, SunStar issued a press release stating that the Florida Department of Insurance has taken over SunStar's main subsidiary due to significant deficiencies in statutory capital and will liquidate it immediately thereafter.

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

         On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (the "Optimum entities"). The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,490,000 in cash, including acquisition costs of $90,000, which amount was generated from internal funds of the Company. The final purchase price was determined through an auction process conducted at the Untied States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment intangibles and accounts receivable and was allocated as follows: $2,250,000 to accounts receivable, $205,000 to furniture and equipment and $2,035,000 to excess of cost over fair value of net assets of business acquired. The acquisition represented the Company's opportunity to expand its Connecticut operations into additional areas in the state. The Company is operating the acquired assets under the Company's pre-existing subsidiary in Connecticut, New England Home Care, Inc, ("New England"), and a recently formed subsidiary, Connecticut Staffing Works Corp. ("Ct. Staffing").

         The Optimum Entities had been engaged in the business of providing home health care, staffing and related services in Connecticut, including a Medicare certified and licensed home health care agency and an affiliate providing staffing services.

         On April 14, 2000, the Company acquired, through a wholly owned subsidiary, certain assets of the Connecticut operations of U.S. HomeCare Corp. ("U.S. HomeCare-Connecticut") for $300,000 in cash. The acquisition was accounted for as a purchase and the cost was allocated as follows: $150,000 to personnel files and $150,000 to patient files. The purchase price was generated from internal funds of the Company. The acquisition complemented the Company's existing operations in the state of Connecticut. Revenues of U.S. HomeCare-Connecticut approximated $3,500,000 in 1999.

NOTE 4 - PER SHARE DATA

                                                                   For the three months ended
                                                                          April 30,
                                                                   --------------------------
                                                            2000                                 1999
                                                            ----                                 ----
                                                 Income             Shares             Income             Shares
                                                 ------             ------             ------             ------
Basic EPS:
         Net income                            $  777,000           5,010,892          $420,000           5,148,647
Effect of dilutive securities -
common stock options                                -----              13,255             -----              91,340
                                               ----------           ---------          --------           ---------

Diluted EPS                                    $  777,000           5,024,117          $420,000           5,239,987
                                               ==========           =========          ========           =========

                                                                    For the nine months ended
                                                                            April 30,
                                                                   --------------------------

                                                            2000                                 1999
                                                            ----                                 ----
                                                 Income             Shares             Income            Shares
                                                 ------             ------             ------            ------
Basic EPS:
         Net income                            $3,327,000            5,046,232           $691,000         5,178,124
Effect of dilutive securities -
common stock options                                  -----              4,408              -----            79,021
                                               ----------           ---------          --------           ---------
Diluted EPS                                    $3,327,000            5,050,640           $691,000         5,257,145
                                               ==========            =========           ========         =========

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto for the fiscal year ended July 31, 1999.

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

         The implementation of IPS has resulted in a decrease in Medicare revenue from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

Results of Operations and Effects of Inflation

----------------------------------------------

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

         For the three months ended April 30, 2000, net patient revenue increased $5,600,000, or 58.1%, to $15,245,000 from $9,645,000 for the three months ended April 30, 1999. This increase is attributable to $5,970,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum Entities from the bankruptcy trustee and the successful penetration of the available market share, offset by the decline in same source net patient revenue of ($370,000). As a result of such expansion, net patient revenue from New England, the subsidiary that is Medicare certified and licensed in the state of Connecticut, increased $4,782,000, or 206.6%, to $7,097,000 for the three months ended April 30, 2000 from $2,315,000 for the three months ended April 30, 1999. To a lesser degree, net patient revenue generated from New England also benefited from the acquisition on April 14, 2000 of certain assets of U.S. HomeCare-Connecticut. Also as a result of such expansion, net patient revenue from Ct. Staffing, the Company's new subsidiary that provides supplemental staffing in the state of Connecticut, generated net patient revenue of $1,188,000 for the three months ended April 30, 2000 as compared to $0 for the three months ended April 30, 1999. Over the periods, net patient revenue from Health Acquisition, the subsidiary providing home health care services in the New York metropolitan area, decreased ($137,000), or (2.3%), to $5,885,000 from $6,022,000. This decrease is attributable to the continued decline in hours, and, in some cases, a decrease in reimbursement rates from the Medicare certified home health care agencies that Health Acquisition contracts with, as a result of the implementation of IPS. On October 26, 1999, Health Acquisition had been notified by Visiting Nurse Service of New York that it would not continue to subcontract home health aides from Health Acquisition commencing in the year 2000. Notwithstanding the previous notification, Health Acquisition has had its contract renewed with Visiting Nurse Service of New York for one year. Net patient revenue from Visiting Nurse Service of New York was $4,206,000 for the nine months ended April 30, 2000 as compared to $4,638,000 for the comparable period of 1999. Over the periods, net patient revenue from Accredited, the subsidiary providing home health care services in the state of New Jersey, decreased ($233,000), or (17.8%), to $1,075,000 from $1,308,000. This decrease is attributable to the Company reducing certain geographic areas where it provides home health aide services, as a result in both the decline in hours from the Medicare certified agencies that Accredited contracts with, along with the shortage of available home health aide workers to staff cases.

         Cost of revenue as a percentage of net patient revenue decreased to 63.2% for the three months ended April 30, 2000 from 64.7% for the three months ended April 30, 1999. This decrease is attributable to the higher reimbursement rates generated from the expansion into the market previously served by the Optimum Entities.

         General and administrative expenses increased $1,118,000, or 40.9%, to $3,859,000 for the three months ended April 30, 2000 from $2,741,000 for the three months ended April 30, 1999. This increase is attributable to the additional general and administrative expenses incurred in connection with the expansion into the market previously served by the Optimum Entities. As a percentage of net patient revenue, general and administrative expenses decreased to 25.3% for the three months ended April 30, 2000 from 28.4% for the three months ended April 30, 1999.

         The Company recorded a provision of $235,000 in bad debt expense for the three months ended April 30, 2000 as compared to $0 for the three months ended April 30, 1999. As the Company does not have experience with many of the new payor sources that it now contracts with as a result of the expansion into the market previously served by the Optimum Entities, the Company has set up a reserve against its accounts receivable. In addition, the Company has seen increases in accounts receivable balances with many of the Medicare certified agencies that it contracts with. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off. The Company is closely monitoring the credit terms being extended these agencies.

         Amortization of intangibles increased to $170,000 for the three months ended April 30, 2000 from $142,000 for the three months ended April 30, 1999. This increase is attributable to the acquisition of certain assets of the Optimum Entities.

         As a result of the foregoing, income from operations increased $810,000, or 154.6%, to $1,334,000 for the three months ended April 30, 2000 from $524,000 for the three months ended April 30, 1999.

         Interest income decreased (50.5%) to $47,000 for the three months ended April 30, 2000 from $95,000 for the three months ended April 30, 1999. This decrease is attributable to the cash used in investing activities resulting from the acquisition of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut.

         The Company's effective tax rate increased to 43.7% for the three months ended April 30, 2000 from 32.1% for the three months ended April 30, 1999. This increase is the result of a benefit recorded in the three months ended April 30, 1999 for an overaccrual of taxes recorded in fiscal 1998.

Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999.

         For the nine months ended April 30, 2000, net patient revenue increased $10,908,000, or 37.8%, to $39,780,000 from $28,872,000 for the nine months ended
April 30, 1999. This increase is attributable to $12,092,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum Entities from the bankruptcy trustee and the successful penetration of the available market share, offset by the decline in same source net patient revenue of ($1,184,000). As a result of such expansion, net patient revenue from New England increased $8,855,000, or 120.8%, to

$16,188,000 for the nine months ended April 30, 2000 from $7,333,000 for the nine months ended April 30, 1999. Also, as a result of such expansion, net patient revenue from Ct. Staffing was $2,488,000 for the nine months ended April 30, 2000 as compared to $0 for the nine months ended April 30, 1999. Over the periods, net patient revenue from Health Acquisition decreased ($1,184,000), or (6.3%) to $17,715,000 from $18,899,000. This decrease is explained in the above three-month discussion. Over the periods, net patient revenue from Accredited increased $749,000 to $3,389,000 from $2,640,000. This increase is attributable to nine months revenue included in the current nine-month period as compared to six months revenue in the prior nine-month period, as Accredited was acquired on November 1, 1998.

         Cost of revenue as a percentage of net patient revenue decreased to 63.9% for the nine months ended April 30, 2000 from 65.4% for the nine months ended April 30, 1999. This decrease is attributable to the higher reimbursement rates generated from the expansion into the market previously served by the Optimum Entities.

         General and administrative expenses increased $2,480,000, or 32.3%, to $10,147,000 for the nine months ended April 30, 2000 from $7,667,000 for the nine months ended April 30, 1999. This increase is attributable to the additional general and administrative expenses incurred in connection with the expansion into the market previously served by the Optimum Entities. As a percentage of net patient revenue, general and administrative expenses decreased to 25.5% for the nine months ended April 30, 2000 from 26.6% for the nine months ended April 30, 1999.

         The Company recorded a provision of $470,000 in bad debt expense for the nine months ended April 30, 2000, as compared to $0 for the nine months ended April 30, 1999. This increase is explained in the above three-month discussion.

         Amortization of intangibles increased to $479,000 for the nine months ended April 30, 2000 from $409,000 for the nine months ended April 30, 1999. This increase is attributable to the acquisition of the stock of Accredited and the acquisitions of certain assets of the Optimum Entities.

         As  a  result  of  the  foregoing,  income  from  operations  increased
$1,356,000,  or 70.9%,  to  $3,268,000  for the nine months ended April 30, 2000 from $1,912,000 for the nine months ended April 30, 1999.

         Interest income decreased (42.0%) to $168,000 for the nine months ended April 30, 2000 from $290,000 for the nine months ended April 30, 1999. This decrease is attributable to cash used in investing activities resulting from the acquisition of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut.

         During the nine months ended April 30, 2000, the Company recorded a gain on sale of subsidiary stock in the amount of $1,602,000 resulting from the sale of 259,510 shares of SunStar. During the nine months ended April 30, 1999, the Company recorded a loss from equity investee of ($674,000), representing the Company's share of the net loss reported by SunStar for the same period.

         The Company's effective tax rate decreased to 34.0% for the nine months ended April 30, 2000 from 54.8% for the nine months ended April 30, 1999. This decrease is attributable to the Company's share of SunStar's net loss, in which no income tax benefit was recorded for the nine months ended April 30, 1999. Excluding the gain on sale of subsidiary stock in the current nine-month period and the tax effect of loss from equity investee in the prior period, the effective tax rate increased to 44.6% for the nine months ended April 30, 2000, as compared to 38.0% for the nine months ended April 30, 1999. This increase is the result of a benefit recorded in the nine months ended April 30, 1999 for an overaccrual of taxes recorded in fiscal 1998.

         The rate of inflation had no material effect on operations for the nine months ended April 30, 2000.

Financial Condition and Capital Resources

-----------------------------------------

         Current  assets  increased  to  $20,908,000  and  current   liabilities
increased to $2,390,000, respectively, at April 30, 2000. This resulted in an increase in working capital of $810,000, from $17,708,000 at July 31,1999 to $18,518,000 at April 30, 2000. Cash and cash equivalents decreased ($2,625,000), to $4,817,000 at April 30, 2000 from $7,442,000 at July 31, 1999. The decrease in cash is primarily attributable to the acquisitions made by the Company of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut for an aggregate purchase price of $4,790,000 in cash, offset by the proceeds from sale of subsidiary stock in the amount of $1,602,000.

         The Company provided net cash from operating activities of $1,016,000 for the nine months ended April 30, 2000 as compared to net cash provided by operating activities of $1,070,000 for the nine months ended April 30, 1999. The decrease in operating cash flow of ($54,000) is primarily attributable to the net changes in current assets and current liabilities of ($794,000), offset by the increase of $740,000 in cash flow from operations over the comparable period of 1999. Net cash used in investing activities for the nine months ended April 30, 2000 reflects the acquisitions of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut and the purchase of equipment, offset by the proceed from the sale of subsidiary stock, proceeds of investments and sale of assets. Net cash used in investing activities for the nine months ended April 30, 1999 reflects acquisitions made by the Company and purchase of equipment, offset by the proceeds of investments and sale of assets. Net cash used in financing activities for the nine months ended April 30, 2000 reflects the purchase of treasury shares. Net cash used in financing activities for the nine months ended April 30, 1999, reflects the purchase of treasury shares and the repayment of notes payable to the former officers of Accredited.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the subsidiary's secured line of credit may not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2001. At April 30, 2000, there was no outstanding balances under either line of credit. The Company is currently considering increasing its credit facilities so that it may continue to make acquisitions in the home health care field.

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

         The Company did not experience any significant malfunctions or errors in its information or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant problems related to the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap-year related problems, may occur with financial closings. The Company believes that any such problems will be minor and easily corrected. In addition, the Company could still be negatively impacted if the Year 2000 or similar issues adversely affect its customers or suppliers. Currently, the Company is not aware of any significant Year 2000 or similar problems that have arisen with its customers or suppliers.

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

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              Several class action complaints have been filed in the United States District Court for the Middle District of Florida against the Company, its directors who were directors of SunStar and another party. In addition, the Company understands that related complaints have been filed against SunStar and its management. These complaints assets claims under the Securities Exchange Act of 1934 relating to SunStar and its subsidiary, SunStar Health Plans, Inc. (the "HMO"), which is presently in liquidation. It is alleged in the complaints that during the proposed class period, SunStar made material misstatements of fact or omitted to disclose material information concerning the adequacy of reserves maintained by the HMO, its estimates of outstanding and future medical claims and delays in the processing of claims. The complaints against the Company and its directors are based on the allegation that the Company and those directors influenced the alleged conduct of SunStar. The company believes that the complaints are without merit and intends to vigorously defend them.

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

                                        National Home Health Care Corp.


Date:  June 14, 2000                    /s/ Robert P. Heller
                                        ----------------------------
                                        Robert P. Heller
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (chief financial and accounting officer)