Form 10-K
period 2000-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2000-10-27
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended July 31, 2000          Commission File Number 0-12927

                        NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as specified in its charter)

            Delaware                                         22-2981141
 -------------------------------                        ----------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK                     10583
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 914-722-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                              No
                        -------                             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 23, 2000, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $16,399,529, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 23, 2000 was 4,947,258.

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

         National  Home  Health  Care  Corp.   (the  "Company")  is  a  Delaware
corporation which was organized in 1983 and completed its initial public offering that year. Formerly Family Treatment Centers of America, Inc. and then National HMO Corp., in 1991 the Company changed its name to National Home Health Care Corp. The Company is a provider of home health care services in New York, New Jersey and Connecticut.

         The Company has four principal operating subsidiaries:

         o Health Acquisition Corp., formerly Allen Health Care Services, Inc. ("Allen Health Care"), a New York corporation. Allen Health Care conducts home health care operations in New York.

         o  New  England  Home  Care,  Inc.  ("New   England"),   a  Connecticut
corporation, which conducts home health care operations in Connecticut.

         o Accredited Health Services, Inc. ("Accredited"), a New Jersey corporation which conducts home health care operations in New Jersey.

         o  Connecticut  Staffing  Works  Corp.   ("Connecticut   Staffing"),  a
Connecticut corporation, which conducts healthcare staffing operations in Connecticut.

         In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly-formed, wholly-owned subsidiary of the Company. In May 1996, SunStar completed its initial public offering (thus reducing the Company's ownership percentage in SunStar to approximately 37.6%) following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes and the Company accounted for its investment in SunStar using the equity method of accounting. During the fiscal year ended July 31, 1998, the Company's ownership percentage was reduced to 30.5% as a result of SunStar issuing additional shares of its common stock pursuant to a private placement. As of July 31, 2000, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment in SunStar was $0. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations.

Health Acquisition Corp.
------------------------
d/b/a Allen Health Care Services
--------------------------------

         In October 1986, the Company acquired all of the outstanding capital stock of Allen Health Care. Allen Health Care is a provider of personal home health care services in New York State. Services are provided by registered nurses, personal care aides, home health aides and homemakers. The Company is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has branch offices in Lindenhurst and Mount Vernon, New York. Case coordinating of patients is performed at these three offices. In addition, the Company has satellite offices in Brooklyn, Islandia, Hempstead and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Suffolk, Westchester, Queens, Kings, New York and the Bronx.

         All home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required residential criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and is performed annually and randomly thereafter. In February 1999, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through the year 2002.

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

         Allen Health Care has expanded in recent years through selected acquisitions of complementary businesses in its geographic region. In March 1997, Allen Health Care completed the acquisition of certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a New York licensed home health care agency that provided home health aide services in Nassau County, New York. In May 1997, Allen Health Care completed the acquisition of certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two New York licensed home health care agencies that provided home health aide services in both Nassau and Suffolk Counties, New York. The latter acquisition gave the Company an entree into the Shared Aide Program in Nassau County. The Shared Aide Program is a program for Medicaid patients that brings together a group of home health aides to care for patients in one geographic area, thus increasing operating efficiencies and reducing costs.

         In August 1998, Allen Health Care completed the acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services, a New York licensed home health care agency that provided home health aide services in Westchester County, New York. The acquisition expanded the geographic presence of the Company and enabled Allen Health Care to become a participating provider in the Westchester County Department of Social Services Medicaid Program.

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

New England Home Care, Inc.
---------------------------

         In August 1995, the Company acquired New England in a stock purchase arrangement. New England is a Medicare certified and licensed home health care company in Connecticut. In October 1998, New England was re-surveyed by JCAHO, resulting in New England extending its accredited status through 2001. New England provides services throughout the state of Connecticut. Services include skilled nursing, physical therapy, occupational therapy, medical social services, home health aide and homemaker services. In addition, New England provides specialty services consisting of adult/geriatric, pediatric, post-acute rehabilitation, behavioral medicine and maternal/child health. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or agency certified under a Connecticut state-approved program and can be engaged on a full-time, part-time or live-in basis. Since 1995, New England has performed criminal background investigations on all new personnel.

         New England maintains its principal administrative office in Milford, Connecticut. In addition, New England has an administrative office in Cromwell and satellite offices in Norwalk, Hamden, Waterbury, Danbury, Branford, Hartford, Norwich and Bridgeport, Connecticut. Case coordinating of patients is performed at the Milford administrative office. The satellite offices are used as drop-off offices for paperwork, recruitment, in services and orientation of personnel. Reimbursement for New England's services is primarily provided by the Connecticut Medicaid Program, the Federal Medicare Program, managed care companies, private payors, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their patients to New England.

         New England has expanded its operations in the past year through increased penetration of market share in Connecticut and selected acquisitions of complementary assets in its geographic region. In November 1999, New England acquired certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (collectively, the "Optimum Entities"). The Optimum Entities included a Medicare certified and licensed home health care company engaged in providing home health care services in Connecticut. The assets were acquired from a court-appointed Chapter 7 Trustee. The final purchase price of $4,400,000 in cash was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The acquisition of these assets was coupled with a successful penetration of the market share made available as a result of the liquidation of the Optimum Entities.

         In April 2000, New England acquired certain assets of the Connecticut operations of U.S. HomeCare Corp. ("U.S. HomeCare-Connecticut"), a Medicare certified and licensed home health care company engaged in providing home health care services in Connecticut, for $300,000 in cash. The acquisition complemented the Company's existing operations in Connecticut.

         The continued growth of New England depends on its ability to recruit and retain qualified personnel. New England's training program for home health aides has been approved under a Connecticut state-approved program. New England primarily recruits nurses through newspaper advertisements. New England believes that it offers competitive salaries and fringe benefits and has been able to keep its employees working on a steady basis.

Connecticut Staffing Works Corp.
--------------------------------

         Connecticut Staffing was organized in October 1999 to operate certain of the assets acquired from the Optimum Entities.

         Connecticut Staffing is a full-service health care staffing company. It provides temporary staffing to hospitals, skilled nursing facilities, home health organizations and schools and other institutions. Staffing personnel include registered nurses, licensed practical nurses, certified nursing assistants, home health aides, homemakers, opticians, medical secretaries and emergency medical technicians. The company maintains its administrative office in Cromwell, Connecticut. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are in the office from 6 a.m. to 10 p.m. Weekends, holidays and after hours are supported by an on-call system which pages a staffing coordinator.

         The company maintains a roster of quality professional personnel. The continued success of Connecticut Staffing is dependent on its ability to maintain its steady roster of per diem workers for meeting the staffing requirements of its clients. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

Accredited Health Services, Inc.
--------------------------------

         In October 1998, the Company acquired all of the outstanding capital stock of Accredited. Accredited is a licensed home health care company that provides home health aide services and skilled nursing services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey. In addition, it has a branch office in Verona and a satellite office in Union, New Jersey. Case coordinating of patients is performed in both the Hackensack and Verona offices. The satellite office is used for recruitment and orientation of personnel.

         Accredited provides home health care services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are licensed under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. In June 2000, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited's services is primarily by the State of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their patients to Accredited and private payors.

         Accredited's growth depends on its ability to recruit and retain qualified home health aides. The Company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

         On August 25, 2000, Accredited purchased certain assets of Health Force Owned, Ltd. and its affiliates ("Health Force"). Health Force's operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. Annual revenue for the New Jersey operations of Health Force approximated $4,200,000 at the time of acquisition. The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing.

Insurance
---------

         The Company and its subsidiaries maintain professional malpractice liability coverage on professionals employed in the rendering of health care services providing coverage per occurrence and in the aggregate and coverage for the customary risks inherent in the operation of business in general. Recent market conditions with respect to liability insurance have caused wide fluctuations in the cost and availability of coverage. The Company also carries directors and officers liability insurance. While the Company believes its insurance policies are adequate in the amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees and Labor Relations
-----------------------------

         As of October 12, 2000, the Company had approximately 2,800 full and part-time employees of whom approximately 21 were employed in various management capacities and approximately four were employed in marketing capacities. The Company has no union contracts with any of its employees. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

Competition
-----------

         The home health care field is highly competitive in each state in which the Company operates. The Company is competing with numerous other licensed as well as certified home health care agencies in each of the markets it serves. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Competition also involves the quality of services provided and the pricing for its services. As a result of changes in Medicare reimbursement and the competitive pressures of managed care, the home health care industry continues to experience consolidation. In addition, the Company believes that smaller, less financially secure home health agencies will continue to find it difficult to compete for market share and comply with regulatory compliance standards.

         The Company's ability to attract a staff of highly trained personnel is a material element of its business. There currently is intense competition for qualified personnel and there can be no assurance that the Company will be successful in maintaining or in securing additional qualified personnel. Over the past year, the strong labor market has made it more difficult to attract the level of health care personnel necessary to the Company's business. The Company recruits personnel principally through newspaper advertisements and through referrals from existing personnel.

Customers
---------

         The Company provides its services to four types of payor sources. These sources include federal and state funded public assistance programs (Medicare and Medicaid), other third party payors (subcontracts), insurance companies and private payors.

         A substantial portion of the Company's revenue is derived from subcontracts that the Company has with Medicare certified home health care agencies and long-term health care provider programs that subcontract their patients to the Company. From time to time, some of these agencies have requested bids from the home care agencies to which they subcontract. If the Company is not successful in maintaining these contracts as they came up for bid, it could have a materially adverse effect on the Company's results of operations.

         One or more customers have each accounted for more than 10% of the Company's revenue. For the fiscal years ended July 31, 2000, 1999 and 1998:
Visiting Nurse Service of New York, a non-profit Medicare home health care agency, accounted for 10%, 16% and 22%, respectively, of the Company's revenue; the State of New York Department of Social Services personal care aide program for the counties of Nassau, Suffolk and Westchester accounted for 9%, 16% and 18%, respectively, of the Company's revenue; the State of Connecticut Department of Social Services medical assistance program accounted for 18%, 7% and 9% respectively, of the Company's revenue; and the federal Medicare program accounted for approximately 6%, 8% and 13%, respectively, of the Company's revenue. The loss of any of the foregoing customers would have a material adverse effect on the Company.

         Although the Company had been notified in October 1999 by Visiting Nurse Service of New York that commencing with 2000 it would not continue to subcontract home health aides from Allen Health Care, in January 2000 Allen Health Care had its contract with Visiting Nurse Service of New York renewed for an additional year.

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

Medicare
--------

         Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of the Department of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut. Approximately 6%, 8% and 13% of revenue for the fiscal years ended July 31, 2000, 1999 and 1998 were derived under the Medicare program.

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health services. The primary change that affects the Company is a restructuring of the reimbursement system related to Medicare certified home care agencies.

         Under the Act, Medicare home care reimbursement changes were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, Medicare home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit based on 98% of 1994 costs adjusted for inflation. Under IPS, most Medicare providers were reimbursed under an agency-specific per patient cost limit. Prior to the implementation of IPS, Medicare reimbursed providers on reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase under the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and also is adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care". The 60-day episode is the basic unit of payment. The 60-day episode coordinates with the 60-day physician re-certification of the plan of care and with the 60-day reassessment of the patient using the Outcomes and Assessment Information Set ("OASIS"). Oasis is the outcome study that Medicare utilized over the past two years to determine the amount of reimbursement to providers for each 60-day episode.

         As a result of the changes to Medicare reimbursement imposed by the Act, the Company experienced a decline in revenue from its Medicare certified nursing agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume in business. As the prospective payment system has just recently been implemented, the Company is unable to predict its impact on the Company.

Medicare Fraud and Abuse
------------------------

         Provisions  of the Social  Security  Act under  Medicare  and  Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or state health care program. The federal government has published regulations that provide exceptions, or "safe harbors", for business transactions that will be deemed not to violate the anti-kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company believes that its current operations are not in violation of the anti-kickback statute.

Medicaid
--------

         Approximately 30%, 27% and 27% of revenue for the fiscal years ended July 31, 2000, 1999 and 1998, respectively, were derived under state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey and in Nassau, Suffolk and Westchester Counties, New York. Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

ITEM 2.    PROPERTIES.

         The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2005. The following sets forth the location, approximate square footage, use of each office and expiration date of each lease:

                                   Approximate                                                Expiration Date
Location                           Square Feet      Use                                             of Lease
--------                           -----------      ---                                 -------     --------
Scarsdale, NY                         2,679         Corporate headquarters               October 31, 2003
Queens, NY                            7,500         Administrative office                January 31, 2001
Lindenhurst, NY                       1,250         Branch office                        July 31, 2001
Mount Vernon, NY                      2,400         Branch office                        December 31, 2001
Hempstead, NY                         3,800         Satellite office                     September 30, 2004
Islandia, NY                          2,100         Satellite office                     June 30, 2001
Brooklyn, NY                            800         Satellite office                     October 31, 2000
Bronx, NY                               648         Satellite office                     August 31, 2001
Milford, CT                          10,336         Administrative office                September 30, 2002
Cromwell, CT                         12,419         Administrative office                June 30, 2003
Norwalk, CT                           1,400         Satellite office                     September 30, 2001
Hamden, CT                              774         Satellite office                     July 31, 2001
Waterbury, CT                         2,000         Satellite office                     Month to Month
Danbury, CT                             780         Satellite office                     June 30, 2001
Branford, CT                            200         Satellite office                     August 31, 2000
Hartford, CT                            989         Satellite office                     April 30, 2002
Norwich, CT                           1,200         Satellite office                     April 30, 2001
Bridgeport, CT                          588         Satellite office                     April 30, 2001
Hackensack, NJ                        4,281         Administrative office                September 30, 2005
Verona, NJ                            1,765         Branch office                        October 31, 2001
Hackensack, NJ                        2,350         Satellite office                     October 31, 2001
Union, NJ                               800         Satellite office                     March 31, 2001

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

         The Company, certain of its officers and directors (who previously were outside directors of SunStar (the "director defendants")) and other parties are named as defendants in In Re SunStar Healthcare Securities Litigation (United States District Court for Middle District of Florida), a consolidated class action brought on behalf of a purported class of shareholders of Sunstar who purchased stock of Sunstar between June 15, 1998 and December 14, 1999. The Consolidated Amended Complaint (the "Complaint") (which supersedes all prior class action complaints) in this litigation purports to assert claims under sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, based upon alleged acts or omissions of the defendants which allegedly resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar (and its subsidiary SunStar Health Plan, Inc., a Florida HMO presently in receivership). The Complaint also alleges that the Company (which allegedly held 30.5% of SunStar's common stock during SunStar's fiscal year ending July 31, 1998 and reduced its holdings to 21.6% at July 31, 2000) and the director defendants exercised control over SunStar and therefore are liable as "controlling persons" thereof. On October 23, 2000 the defendants filed motions to dismiss the Complaint. The Company believes that the complaints are without merit and intends to vigorously defend them.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS.

(A)           Market Information
              ------------------

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 1999 and 2000. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                          Market Prices
                                                                              --------------------------------------
                                                                                    High                Low
                                                                                    ----                ---
Year ended July 31, 1999
------------------------
1st Quarter..............................................................           $4.75               $4.00
2nd Quarter..............................................................            5.00                4.38
3rd Quarter..............................................................            5.00                2.25
4th Quarter..............................................................            4.75                3.13

Year ended July 31, 2000
------------------------
1st Quarter..............................................................           $4.75               $3.75
2nd Quarter..............................................................            4.25                3.50
3rd Quarter..............................................................            5.06                3.63
4th Quarter..............................................................            5.00                4.00

(B)           Holders
              -------

         There were approximately 135 holders of record of Common Stock as of October 23, 2000, excluding shares held by depository companies for certain beneficial owners.

(C)           Dividends
              ---------

         The Company has not declared or paid any cash dividends on its shares of Common Stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends. The Company did not declare any cash or stock dividends during the fiscal years ended July 31, 1998, 1999 and 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Company's audited Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.


                                                                Fiscal Years Ended July 31,
                                     ----------------------------------------------------------------------------------
                                            2000             1999            1998             1997            1996
                                     ----------------------------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA:
   Revenue...........................     $55,574,000    $38,518,000     $34,313,000    $35,070,000      $38,830,000
   Operating expenses................      51,247,000     36,090,000      31,394,000     31,770,000       35,564,000
   Income from operations............       4,327,000      2,428,000       2,919,000      3,300,000        3,266,000
Other income (loss):
     Gain resulting from sale of
      stock of equity investee......        1,602,000            ---             ---            ---              ---
    Interest income..................         220,000        385,000         547,000        446,000          412,000
    (Loss) from equity investee......             ---       (674,000)     (1,630,000)      (612,000)         (10,000)
    Gain resulting from equity
     investee's stock offering......              ---            ---         331,000            ---        1,548,000
   Income before income taxes........       6,149,000      2,139,000       2,167,000      3,134,000        5,216,000
   Provision for income taxes........       2,058,000      1,001,000         964,000      1,278,000        1,859,000
   Net income........................       4,091,000      1,138,000       1,203,000      1,856,000        3,357,000
   Diluted net income per share of
   common stock......................           $0.81          $0.22           $0.23          $0.35            $0.64

         The above results include the operations of SunStar through April 30, 1996. Subsequent thereto, the operations of SunStar are recorded on the equity method and are reflected above as loss from equity investee.

                                                                        At July 31,
                                     ----------------------------------------------------------------------------------
                                            2000             1999            1998              1997            1996
                                     -----------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets......................        $30,856,000      $26,092,000     $25,503,000      $25,224,000     $24,421,000
Working capital...................         19,312,000       17,708,000      19,134,000       16,853,000      16,288,000
Retained earnings.................         12,274,000        8,183,000       7,045,000        5,842,000       4,789,000
Stockholders' equity..............         28,486,000       25,013,000      24,281,000       23,360,000      21,504,000

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

         The Company is subject to external factors that could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives, and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

         The Balanced Budget Act of 1997, as amended, (the "Act"), was signed into law on August 5, 1997. Under the Act, until October 1, 2000, Medicare certified home health agencies were reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase under the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

         The IPS cost limits were applied to the Company's Connecticut-based Medicare certified nursing agency for the cost period beginning July 1, 1998. The Company determined that these new limits would reduce reimbursement for the Medicare services it provides. Accordingly, in May 1998, the Company combined its operations in Connecticut by merging its Medicare certified subsidiary with its licensed agency subsidiary to increase operational efficiencies.

         The implementation of IPS resulted in a decrease in Medicare revenue from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

         On April 14, 2000, the Company acquired, through its wholly-owned subsidiary New England, certain assets of the Connecticut operations of U.S. HomeCare Corp. ("U.S. HomeCare-Connecticut"), a licensed and Medicare certified home health care company in the state of Connecticut. The acquisition was accounted for utilizing purchase accounting principles.

         On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (the "Optimum Entities"). The assets were acquired from a court-appointed Chapter 7 Trustee. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The Company is operating the acquired assets under New England and Connecticut Staffing. The Optimum Entities had been engaged in the business of providing home health care and staffing related services in Connecticut. The acquisition was accounted for utilizing purchase accounting principles.

         On October 30, 1998, the Company acquired all the outstanding common shares of Accredited. Accredited is a licensed home health care company that provides home health care services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The acquisition was accounted for utilizing purchase accounting principles.

         On August 10, 1998, the Company acquired, through Allen Health Care, its wholly-owned subsidiary, certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan Home Care"), a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for utilizing purchase accounting principles.

         SunStar has been a publicly traded corporation since May of 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company has utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of July 31, 2000, the Company's ownership percentage of SunStar was 21.6% and Company's value of its investment in SunStar is $0.

RESULTS OF OPERATIONS
---------------------

                                                                             FISCAL YEAR ENDED JULY 31,
                                                                ------------------------------------------------------
                                                                        2000              1999              1998
                                                                        ----              ----              ----
Net patient revenue                                                    100.0%            100.0%              100.0%
Cost of revenue                                                         64.2              65.8                64.5
General and administrative                                              25.8              26.4                25.9
Bad debt expense                                                         1.0                ---                ---
Amortization of intangibles                                              1.2               1.4                 1.1
                                                                       -----             -----               -----

Total operating expenses                                                92.2              93.6                91.5
Income from operations                                                   7.8               6.4                 8.5
Gain resulting from sale of stock of equity investee
                                                                         2.9               ---                ---
Interest income                                                          0.4               1.0                 1.6
(Loss) from equity investee                                               ---             (1.8)               (4.8)
Gain resulting from equity investee's stock offering                      ---               ---               ---
                                                                       -----             -----               -----
Income before income taxes                                              11.1               5.6                 6.3
Provision for income taxes                                               3.7               2.6                 2.8
                                                                       --------          --------            -----
Net income                                                               7.4%              3.0%                3.5%
                                                                         ===               ===                 ===

YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

         For the fiscal year ended July 31, 2000 ("fiscal 2000"), net patient revenue increased $17,056,000, or 44.3% to $55,574,000 from $38,518,000 for the fiscal year ended July 31, 1999 ("fiscal 1999"). This increase is attributable to $17,877,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum Entities from the bankruptcy trustee and the successful penetration of the available market share, offset by the decline in same source net patient revenue of ($821,000). As a result of such expansion, net patient revenue from New England increased $14,109,000, or 145.7% to $23,794,000 for fiscal 2000 from $9,685,000 for fiscal 1999. To a lesser degree, net patient revenue generated from New England also benefited from the acquisition on April 14, 2000 of certain assets of U.S. HomeCare-Connecticut. Also as a result of such expansion, net patient revenue from Connecticut
Staffing, the Company's new subsidiary that provides supplemental staffing in the state of Connecticut generated net patient revenue of $3,768,000 for fiscal 2000 as compared to $0 for fiscal 1999. During fiscal 2000, net patient revenue from Allen Health Care decreased ($1,282,000), or (5.1%), to $23,627,000 from $24,909,000 for fiscal 1999. This decrease is attributable to a decline in hours and, in some cases, a decrease in reimbursement rates from the Medicare certified home health care agencies with whom Allen Health Care contracts, as a result of the implementation of IPS. Net patient revenue from Accredited for fiscal 2000 was $4,385,000 as compared to $3,924,000 for fiscal 1999. This increase is attributable to twelve months of revenue in fiscal 2000 as compared to nine months of revenue in fiscal 1999.

         Gross profit margin increased to 35.8% for fiscal 2000 from 34.2% for fiscal 1999. This increase is attributable to the higher reimbursement rates realized in the expansion into the market previously served by the Optimum Entities and U.S. HomeCare-Connecticut.

         General and administrative expenses increased $4,137,000, or 40.6%, to $14,320,000 in fiscal 2000 from $10,183,000 in fiscal 1999. This increase is attributable to the additional general and administrative expenses incurred in connection with the expansion into the market previously served by the Optimum Entities and U.S. HomeCare-Connecticut. As a percentage of net patient revenue, general and administrative expenses decreased to 25.8% in fiscal 2000 from 26.4% in fiscal 1999.

         The Company recorded a provision of $595,000 in bad debt expense in fiscal 2000 as compared to $0 in fiscal 1999. As the Company does not have experience with many of the new payor sources with which it now contracts as a result of the expansion into the new markets in Connecticut, the Company has established a reserve against its accounts receivable. In addition, the Company has experienced increases in accounts receivable balances with certain of the Medicare certified agencies with whom it contracts. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off. The Company is closely monitoring the credit terms being extended to these agencies.

         Amortization of intangibles increased $110,000, or 20% to $660,000 in fiscal 2000 from $550,000 in fiscal 1999. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisition of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut during fiscal 2000.

         As  a  result  of  the  foregoing,  income  from  operations  increased
$1,899,000,  or 78.2% to  $4,327,000  in fiscal 2000 from  $2,428,000  in fiscal
1999.

         Interest income decreased ($165,000), or (42.9%), to $220,000 in fiscal 2000 from $385,000 in fiscal 1999. This decrease is attributable to cash used in investing activities resulting from the acquisition of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut.

         During fiscal 2000, the Company recorded a gain resulting from the sale of stock of equity investee of $1,602,000 resulting from the sale of 259,510 shares of SunStar. During fiscal 1999, the Company recorded a loss from equity investee of ($674,000), representing the Company's share of the net loss reported by SunStar for the same period.

         The Company's effective tax rate decreased to 33.5% in fiscal 2000 as compared to 46.8% in fiscal 1999. This decrease is attributable to both a lower effective tax rate on the gain resulting from the sale of stock of equity investee in fiscal 2000 and to no income tax benefit recorded in fiscal 1999 related to the loss from equity investee. Excluding the gain resulting from the sale of stock of an equity investee and the loss from equity investee, the effective tax rate increased to 41.3% in fiscal 2000 from 35.6% in fiscal 1999. This increase is the result of a benefit recorded in fiscal 1999 for an overaccrual of taxes in fiscal 1998.

         Net income increased  $2,953,000,  or 259%, to $4,091,000,  or $.81 per share in fiscal 2000 from $1,138,000, or $.22 per share in fiscal 1999.

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

         For fiscal 1999, net patient revenue increased $4,205,000, or 12%, to $38,518,000 from $34,313,000 for the fiscal year ended July 31, 1998 ("fiscal 1998"). During fiscal 1999, net patient revenue from Allen Health Care increased $2,310,000, or 10.2%, to $24,909,000 from $22,599,000 for fiscal 1998. This increase is attributable to the revenue generated from the purchase in August 1998 of Bryan Home Care of $5,737,000, offset by the decline in same source revenue of ($3,427,000). The decline in same source revenue is attributable to the continued decline in hours, and in some cases, a decrease in reimbursement rates from the Medicare certified care agencies with whom Allen Health Care contracts, as a result of the implementation of IPS. Net patient revenue from New England decreased over the periods ($2,029,000), or (17.3%), to $9,685,000 from $11,714,000. This decrease is attributable to the decline in Medicare revenue of ($1,605,000) and a decline in non-Medicare revenue of ($424,000). The decrease in both Medicare and non-Medicare revenue is the result of the change in Medicare reimbursement from cost reimbursement to IPS. Net patient revenue from Accredited for fiscal 1999 was $3,924,000.

         Gross profit margin decreased to 34.2% for fiscal 1999 from 35.5% for fiscal 1998. This decrease is attributable to the decreases in certain reimbursement rates from other existing Medicare certified home health care agencies that the Company contracts with, as a result of the change in the Medicare reimbursement system.

         General and administrative expenses increased $1,297,000, or 14.6%, to $10,183,000 in fiscal 1999 from $8,886,000 in fiscal 1998. This increase is attributable to the additional general and administrative expenses of the three branch offices which the Company acquired in the acquisitions of both Bryan Home Care and Accredited, offset by the decline in general and administrative expenses of New England, as a result of the combining of operations in Connecticut to offset the implementation of IPS. As a percentage of net patient revenue, general and administrative expenses increased slightly to 26.4% in fiscal 1999 from 25.9% in fiscal 1998.

         Amortization of intangibles increased $177,000, or 47.5%, to $550,000 in fiscal 1999 from $373,000 in fiscal 1998. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisition of Bryan Home Care and Accredited in fiscal 1999.

         As a result of the foregoing, income from operations decreased ($491,000), or (16.8%), to $2,428,000 in fiscal 1999 from $2,919,000 in fiscal
1998.

         Interest income decreased ($162,000), or (29.6%), to $385,000 in fiscal 1999 from $547,000 in fiscal 1998. This decrease is attributable to lower outstanding cash balances resulting from cash used to acquire certain assets of Bryan Home Care and the stock of Accredited.

         The Company recorded a loss from equity investee of ($674,000) in fiscal 1999 as compared to a loss of ($1,603,000) in fiscal 1998. In addition, in fiscal 1998, as a result of a private placement of common stock by SunStar, the Company adjusted the carrying value of its investment in SunStar which resulted in a gain of $331,000. As of July 31, 1999, the Company's carrying value of its investment in SunStar was $0.

         The Company's effective tax rate increased to 46.8% in fiscal 1999 as compared to 44.4 in fiscal 1998. This increase is attributable to no income tax benefit recorded in fiscal 1999, as compared to ($306,000) recorded in fiscal 1998 related to the Company's share of SunStar's net loss. Excluding the tax effect of loss from equity investee and gain resulting from equity investee's stock offering, the effective tax rate decreased slightly to 35.6% as compared to 36.6% in fiscal 1998.

         Net income decreased ($65,000),  or (6.7%), to $1,138,000,  or $.22 per diluted share, in fiscal 1999 from $1,203,000, or $.23 per diluted share, in fiscal 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Current assets increased to $21,682,000 and current liabilities increased to $2,370,000, respectively, at July 31, 2000. This resulted in an increase in working capital of $1,604,000 from $17,708,000 at July 31, 1999 to $19,312,000 at July 31, 2000. Cash and cash equivalents decreased ($2,586,000) to $4,856,000 at July 31, 2000 from $7,442,000 at July 31, 1999 and accounts receivable increased $5,256,000 to $15,715,000 at July 31, 2000 from $10,459,000 at July 31, 1999. The decrease in cash and increase in accounts receivable is primarily attributable to the acquisitions made by the Company of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut for an aggregate purchase price of $4,800,000 in cash, offset by the proceeds from the sale of stock of equity investee in the amount of $1,602,000.

         On August 25, 2000, the Company acquired certain assets of Health Force Owned Ltd., a New Jersey licensed home health care agency located in Hackensack, New Jersey for approximately $1,822,000 in cash, including acquisition costs of $42,000.

         Net cash provided by operating activities was $1,305,000 in fiscal 2000 as compared with $835,000 in fiscal 1999. The increase in operating cash flow of $470,000, or 56.3%, is attributable to an increase in cash flow from operations of $1,075,000, offset by the net changes in current assets and liabilities of ($605,000).

         Investing activities in fiscal 2000 used cash of ($3,273,000) as compared to cash used of ($3,558,000) in fiscal 1999. The cash used in investing activities for fiscal 2000 consisted of the acquisitions made by the Company and the purchase of equipment, offset by the proceeds of sale of stock of equity investee, proceeds of investments and sale of assets. The cash used in investing activities in fiscal 1999 consisted of the acquisitions made by the Company and the purchase of equipment, offset by the proceeds of investments and sale of assets.

         Financing activities in fiscal 2000 used cash of ($618,000) as compared to ($827,000) in fiscal 1999. The cash used in financing activities in fiscal 2000 reflects the purchase of treasury shares of ($618,000) pursuant to the Company's stock repurchase plan. The purchase of treasury shares of ($406,000) and the repayment of notes payable of ($421,000) to the former officers of Accredited resulted in the cash used in financing activities in fiscal 1999.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 89 days in fiscal 2000 and 92 days in fiscal 1999.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit may not exceed the lesser of eligible accounts receivable or
$2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2001. At July 31, 2000, there was no outstanding balance under either line of credit. The Company is currently considering increasing its credit facilities to finance operations, including continuing to make acquisitions in the home health care field.

         The Company intends to meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and existing and future lines of credit.

         In October 2000, the Board of Directors extended for one year its program to repurchase its Common Stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         Other than set forth herein, the Company has no material commitments for capital expenditures.

         In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

INFLATION AND SEASONALITY

         The rate of inflation had no material effect on operations for fiscal 2000. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

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

DISCLOSURE REGARDING PRIVATE LITIGATION REFORM ACT OF 1995

         Except for historical information contained in this report on Form 10-K, certain matters set forth herein are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as market acceptance, market demand pricing, changing regulatory environment (including in particular the impact of recent prospective payment Medicare regulations), changing economic conditions, risks in new product and service development, the effect of the Companies accounting policies, risks in connection with acquisitions, ability to attract and retain qualified personnel in a strong labor market and other risks detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-23.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in, or disagreements with, the Company's accountants during fiscal 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on December 7, 2000, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the Securities and Exchange Commission not later than November 28, 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
           -----------------------------------------------------------------

                  (a) The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report.

                  (1) Financial Statements (see index to the consolidated financial statements).

                  (2)   Financial   Statement   Schedule   (see   index  to  the
consolidated financial statements).

                         NATIONAL HOME HEALTH CARE CORP.
                         -------------------------------
                                AND SUBSIDIARIES
                                ----------------

                        REPORT ON AUDITS OF CONSOLIDATED
                        --------------------------------
                              FINANCIAL STATEMENTS
                              --------------------

                         THREE YEARS ENDED JULY 31, 2000
                         -------------------------------

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

                         THREE YEARS ENDED JULY 31, 2000
                         -------------------------------


                                    CONTENTS
                                    --------

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

   Report of Richard A. Eisner & Company, LLP, Independent
     Certified Public Accountants                                                                           F-3

   Balance sheets                                                                                           F-4

   Statements of earnings                                                                                   F-5

   Statements of changes in stockholders' equity                                                            F-6

   Statements of cash flows                                                                                 F-7

   Notes to financial statements                                                                        F-8 - F-20


FINANCIAL STATEMENT SCHEDULE:

   Independent Auditors' Report on Schedule,
     Holtz Rubenstein & Co., LLP                                                                           F-21

   Independent Auditors' Report on Schedule,
     Richard A. Eisner & Company, LLP                                                                      F-22

   Schedule II - Valuation and qualifying accounts                                                         F-23

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of SunStar Healthcare, Inc., a corporation in which the Company had a 30.5% equity interest, which statements reflect a net loss of ($1,631,000) for the period ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1999 consolidated financial statements relates to data included for SunStar Healthcare, Inc. it is based solely on their report.

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

In our opinion, based upon our audits and the report of other auditors, with respect to SunStar Healthcare as described above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and Subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Holtz Rubenstein & Co., LLP
-------------------------------
Holtz Rubenstein & Co., LLP

Melville, New York
October 3, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated statements of earnings, changes in stockholders' equity and cash flows of National Home Health Care Corp. and subsidiaries for the year ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and cash flows of National Home Health Care Corp. and subsidiaries for the year ended July 31, 1998, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP



New York, New York
October 7, 1998

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                           July 31,
                                                                            ------------------------------------
           ASSETS                                                                2000                  1999
           ------                                                           --------------        --------------

CURRENT ASSETS:
   Cash (including cash equivalents of $2,852,000
     and $6,664,000, respectively)                                          $    4,856,000        $    7,442,000
   Investments - available for sale                                                 18,000               178,000
   Accounts receivable, less allowance for doubtful
     accounts of $673,000 and $392,000, respectively                            15,715,000            10,459,000
   Income taxes receivable                                                              -                110,000
   Prepaid expenses and other assets                                               589,000               181,000
   Deferred taxes                                                                  504,000               417,000
                                                                            --------------        --------------
       Total current assets                                                     21,682,000            18,787,000

Furniture, equipment and leasehold improvements, net                               760,000               543,000
Excess of cost over fair value of net assets acquired, net                       6,945,000             5,334,000
Other intangible assets                                                          1,257,000             1,239,000
Deposits and other assets                                                          212,000               189,000
                                                                            --------------        --------------

                                                                            $   30,856,000        $   26,092,000
                                                                            ==============        ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $    2,203,000        $    1,079,000
   Income taxes payable                                                            167,000                    -
                                                                            --------------        --------------
       Total current liabilities                                                 2,370,000             1,079,000
                                                                            --------------        --------------

COMMITMENTS, CONTINGENCIES
   AND OTHER MATTERS

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, authorized
     20,000,000 shares, issued 6,228,746 shares                                      6,000                 6,000
   Additional paid-in capital                                                   18,525,000            18,525,000
   Retained earnings                                                            12,274,000             8,183,000
                                                                            --------------        --------------
                                                                                30,805,000            26,714,000
   Less treasury stock (1,276,778 and 1,124,936 shares) - at cost                2,319,000             1,701,000
                                                                            --------------        --------------

       Total stockholders' equity                                               28,486,000            25,013,000
                                                                            --------------        --------------

                                                                            $   30,856,000        $   26,092,000
                                                                            ==============        ==============

                 See notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                                                                              Years Ended
                                                                               July 31,
                                                      ----------------------------------------------------------
                                                            2000                 1999                  1998
                                                      ---------------       --------------        --------------
NET PATIENT REVENUE                                   $    55,574,000       $   38,518,000        $   34,313,000
                                                      ---------------       --------------        --------------
OPERATING EXPENSES:
   Cost of revenue                                         35,672,000           25,357,000            22,135,000
   General and administrative                              14,320,000           10,183,000             8,886,000
   Bad debt expense                                           595,000                   -                     -
   Amortization of intangibles                                660,000              550,000               373,000
                                                      ---------------       --------------        --------------
                                                           51,247,000           36,090,000            31,394,000
                                                      ---------------       --------------        --------------

INCOME FROM OPERATIONS                                      4,327,000            2,428,000             2,919,000

OTHER INCOME (LOSS):
   Gain resulting from sale of
     stock of equity investee                               1,602,000                   -                     -
   Interest income                                            220,000              385,000               547,000
   Loss from equity investee                                       -              (674,000)           (1,630,000)
   Gain resulting from equity investee's
     stock offering                                                -                    -                331,000
                                                      ---------------       --------------        --------------
                                                            1,822,000             (289,000)             (752,000)
                                                      ---------------       --------------        --------------

INCOME BEFORE INCOME TAXES                                  6,149,000            2,139,000             2,167,000

PROVISION FOR INCOME TAXES                                  2,058,000            1,001,000               964,000
                                                      ---------------       --------------        --------------

NET INCOME                                            $     4,091,000       $    1,138,000        $    1,203,000
                                                      ===============       ==============        ==============

NET INCOME PER COMMON SHARE:
     Basic                                                   $.81                  $.22                  $.23
                                                             ====                  ====                  ====

     Diluted                                                 $.81                  $.22                  $.23
                                                             ====                  ====                  ====

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING:
     Basic                                                  5,028,232            5,160,470             5,231,248
                                                            =========            =========             =========

     Diluted                                                5,041,362            5,215,487             5,307,158
                                                            =========            =========             =========

                 See notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                                                                                                                    Treasury Stock
                                                              Common Stock                                          --------------
                                                              ------------                  Additional
                                                           Number of                          Paid-in          Retained
                                                           Shares              Amount         Capital          Earnings
                                                           ------              ------         -------          --------
Balance, July 31, 1997                                      6,208,646     $   6,000    $    18,476,000    $   5,842,000

Net income                                                         -             -                  -         1,203,000
Acquisition of treasury shares, $4.65 per share                    -             -                  -                -
Exercise of common stock options                               20,100            -              49,000               -
                                                           ----------     ---------    ---------------    -------------

Balance, July 31, 1998                                      6,228,746         6,000         18,525,000        7,045,000

Net income                                                         -             -                  -         1,138,000
Acquisition of treasury shares, $4.23 per share                    -             -                  -                -
                                                           ----------     ---------    ---------------    -------------

Balance, July 31, 1999                                      6,228,746         6,000         18,525,000        8,183,000

Net income                                                         -             -                  -         4,091,000
-
Acquisition of treasury shares, $4.07 per share                    -             -                  -                -
                                                           ----------     ---------    ---------------    -------------

Balance, July 31, 2000                                     6,228,746,     $   6,000    $    18,525,000    $  12,274,000
                                                           ==========     =========    ===============    =============

                                                              Treasury Stock
                                                              --------------

                                                                       Number of
                                                                       Shares            Cost
                                                                       ------            ----

Balance, July 31, 1997                                                957,500        (964,000)

Net income                                                                 -                -
Acquisition of treasury shares, $4.65 per share                        71,379        (331,000)
Exercise of common stock options                                           -                -
                                                                 ------------              ---

Balance, July 31, 1998                                              1,028,879      (1,295,000)

Net income                                                                 -                -
Acquisition of treasury shares, $4.23 per share                        96,057        (406,000)
                                                                 ------------        --------

Balance, July 31, 1999                                              1,124,936      (1,701,000)

Net income                                                                 -
-
Acquisition of treasury shares, $4.07 per share                       151,842        (618,000)
                                                                 ------------        --------

Balance, July 31, 2000                                              1,276,778      (2,319,000)
                                                                 ============      ==========

                See notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                   Years Ended
                                                                                    July 31,
                                                               -------------------------------------------------
                                                                     2000             1999               1998
                                                               --------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income $                                                4,091,000    $     1,138,000   $    1,203,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                  881,000           682,000          479,000
       Gain resulting from sale of equity investee stock           (1,602,000)               -                -
       Provision for doubtful accounts net of write-offs              281,000                -            32,000
       Deferred tax                                                   (87,000)               -          (375,000)
       Gain on equity investee's stock offering                            -                 -          (331,000)
       Loss from equity investee                                           -            674,000        1,630,000
       (Gain) loss on sale of assets                                    2,000            (3,000)              -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                     (3,231,000)       (1,400,000)        (125,000)
           Prepaid expenses and other current assets                 (431,000)            7,000          (48,000)
         Increase (decrease) in liabilities:
           Accounts payable, accrued expenses
              and other liabilities                                 1,124,000           (62,000)        (318,000)
           Income taxes receivable (payable)                          277,000             8,000         (145,000)
           Estimated third-party payor settlements                         -           (209,000)         (14,000)
                                                               --------------     -------------    -------------
       Net cash provided by operating activities                    1,305,000           835,000        2,016,000
                                                               --------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, equipment
     and leasehold improvements                                      (257,000)         (195,000)        (123,000)
   Proceeds from sale of assets                                        23,000             6,000               -
   Proceeds of investments                                            160,000           310,000           20,000
   Purchase of assets of businesses                                (4,801,000)       (1,943,000)              -
   Purchase of Accredited Health Services, Inc.,
     net of cash acquired                                                  -         (1,736,000)              -
   Proceeds from sale of equity investee stock                      1,602,000                -            37,000
                                                               --------------     -------------    -------------
       Net cash used in investing activities                       (3,273,000)       (3,558,000)         (66,000)
                                                               --------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury shares                                       (618,000)         (406,000)        (331,000)
   Proceeds from exercise of stock options                                 -                 -            49,000
   Repayment of notes payable                                              -           (421,000)              -
                                                               --------------     -------------    -------------
       Net cash used in financing activities                         (618,000)         (827,000)        (282,000)
                                                               --------------     -------------    -------------

Net (decrease) increase in cash and cash equivalents               (2,586,000)       (3,550,000)       1,668,000
Cash and cash equivalents, beginning of year                        7,442,000        10,992,000        9,324,000
                                                               --------------     -------------    -------------

Cash and cash equivalents, end of year                         $    4,856,000     $   7,442,000    $  10,992,000
                                                               ==============      ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                  $       16,000     $       4,000    $       2,000
                                                               ==============     =============    =============
     Income taxes                                              $    1,870,000     $   1,100,000    $   1,512,000
                                                               ==============     =============    =============

Supplemental  disclosure of noncash investing and financing activities (see Note
6).

                 See notes to consolidated financial statements

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         THREE YEARS ENDED JULY 31, 2000
                         -------------------------------

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ---------------------------------------------------------------------

         a.       Nature of business
                  ------------------

                  National Home Health Care Corp. and Subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized therapies. Due to the similarities in services, management considers their operations to be one reportable segment.

         b.       Principles of consolidation
                  ---------------------------

                  The consolidated financial statements include the accounts of National Home Health Care Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         c.       Revenue recognition and allowance for doubtful accounts
                  -------------------------------------------------------

                  Net patient service revenues is reported at estimated net realizable amounts from patients, third-party payors, and others for services rendered and includes estimated retroactive revenue adjustments due to future audits, reviews, and investigations. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews and investigations. A provision for doubtful accounts is made for revenue estimated to be uncollectible and is adjusted based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for doubtful accounts.

                  Under Medicaid, Medicare and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. Laws and regulations governing these programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term

                  Approximately 36%, 34% and 40% of net patient revenue for the fiscal years ended July 31, 2000, 1999 and 1998, respectively, were derived under federal and state third-party reimbursement programs

                  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)
     --------------------------------------------------------------------

interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountants in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

         d.       Cash equivalents
                  ----------------

                  For the purposes of the statements of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

         e.       Furniture, equipment and leasehold improvements
                  -----------------------------------------------

                  Furniture, equipment and leasehold improvements are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

         f.       Excess of cost over fair value of net assets of acquired
                  --------------------------------------------------------

                  The excess of cost over the fair value of net assets acquired (goodwill) is being amortized principally over a period of 20 years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred.

         g.       Net income per share
                  --------------------

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

                  The reconciliation for the years ended July 31, 2000, 1999 and 1998 are as follows:


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont'd)
     --------------------------------------------------------------------

                                                              Years Ended July 31,
                                   -----------------------------------------------------------------------------
                                             2000                     1999                       1998
                                   -----------------------  -------------------------   ------------------------
                                     Income       Shares      Income         Shares        Income       Shares
                                   ----------   ----------  ------------  -----------   -----------  -----------
           Basic EPS:
              Net income           $4,091,000    5,028,232   $ 1,138,000    5,160,470   $1,203,000    5,231,248
           Effect of dilutive
              securities -
              common
              stock options                -        13,130            -        55,017            -       75,910
                                   ----------   ----------   -----------  -----------   -----------  -----------

           Diluted EPS             $4,091,000    5,041,362   $1,138,000     5,215,487   $1,203,000    5,307,158
                                   ==========    =========   ==========     =========   ==========    =========

         h.       Investments
                  -----------

                  The Company's investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that, except for debt securities classified as "held-to-maturity securities", investments in debt and equity securities be reported at fair value.

                  Investment securities available for sale at July 31, 2000 and 1999 are summarized as follows:

                                                                                       Amortized Cost (1)
                                                                                --------------------------------
                                                                                   2000                  1999
                                                                                ----------           -----------
           Floating rate debentures issued by New York State,
              maturing in one to five years                                     $       -            $   145,000
           Floating rate debentures issued by New York State,
              maturing in five to ten years                                             -                 15,000
           Other                                                                    18,000                18,000
                                                                                ----------           -----------
                                                                                $   18,000           $   178,000
                                                                                ==========           ===========

                  (1) Amortized cost approximates market value. Accordingly, there is no unrealized holding gain or loss.

         i.       Fair value of financial instruments
                  -----------------------------------

                  The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of the financial instruments.

         j.       Accounting for stock options
                  ----------------------------

                  The Company accounts for employee stock-based  compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosure in conformity with the fair values based method of SFAS 123.

         k.       Recently issued accounting pronouncements
                  -----------------------------------------

                  In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

         l.       Use of estimates
                  ----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to amortization of goodwill and intangibles, third-party payor settlements and valuation reserves for accounts receivable and deferred tax assets.

         m.       Workers' compensation
                  ---------------------

                  The Company self-insures up to specified limits certain risks related to workers' compensation liability. The estimated costs of existing and expected future claims under the insurance program are accrued based upon historical loss development trends and may be subsequently revised based on developments relating to such claims.

2.       FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
         ------------------------------------------------

         Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:

                                                                                          July 31,
                                                                             -----------------------------------
                                                                                  2000                  1999
                                                                             -------------         -------------
       Furniture and equipment                                               $   1,539,000         $   1,104,000
       Leasehold improvements                                                      212,000               212,000
                                                                             -------------         -------------
                                                                                 1,751,000             1,316,000
       Less accumulated depreciation and amortization                              991,000               773,000
                                                                             -------------         -------------

                                                                             $     760,000         $     543,000
                                                                             =============         =============

3.       EXCESS OF COST OVER FAIR VALUE:
         -------------------------------

         Changes in the excess of cost over fair value of net assets acquired during the two years ended July 31, 2000 are as follows:

                                                                                          Years Ended
                                                                                           July 31,
                                                                             -----------------------------------
                                                                                  2000                  1999
                                                                             -------------         -------------
       Balance, beginning of year                                            $   5,334,000         $   3,179,000
       Consideration for acquisition                                             1,978,000             2,429,000
       Amortization                                                               (367,000)             (274,000)
                                                                             -------------         -------------

       Balance, end of year                                                  $   6,945,000         $   5,334,000
                                                                             =============         =============

4.       OTHER INTANGIBLE ASSETS:
         ------------------------

       Other intangible assets are as follows:

                                                                                           July 31,
                                                                             -----------------------------------
                                                                                 2000                   1999
                                                                             -------------         -------------
       Covenants not to compete                                              $     975,000         $     975,000
       Personnel files                                                           1,119,000               963,000
       Patient files                                                               792,000               637,000
                                                                             -------------         -------------
                                                                                 2,886,000             2,575,000
       Less accumulated amortization                                             1,629,000             1,336,000
                                                                             -------------         -------------

       Balance, end of year                                                  $   1,257,000         $   1,239,000
                                                                             =============         =============

         Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
         --------------------------------------

       Accounts payable and accrued expenses are as follows:

                                                                                           July 31,
                                                                             -----------------------------------
                                                                                  2000                  1999
                                                                             -------------         -------------
       Trade accounts payable                                                $     276,000         $     213,000
       Accrued employee compensation and benefits                                1,826,000               826,000
       Other                                                                       101,000                40,000
                                                                             -------------         -------------

                                                                             $   2,203,000         $   1,079,000
                                                                             =============         =============

6.       SUBSIDIARY STOCK OFFERING:
         --------------------------

         During fiscal 1996, following an initial public offering and change in management, the Company held a 37.6% investment in SunStar Healthcare, Inc. ("SunStar"), which was accounted for under the equity method of accounting.

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

         During the fiscal year ended July 31, 2000, the Company sold 259,510 shares of SunStar for $1,602,000, resulting in a financial statement gain of $1,602,000. The Company's carrying value in SunStar had been reduced to $0 during fiscal 1999. The Company's tax basis in SunStar was $1,072,000, resulting in a tax gain of $530,000.

         In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of July 31, 2000, the Company's ownership percentage of SunStar was 21.6% and Company's value of its investment in SunStar is $0.

7.       ACQUISITIONS:
         -------------

         Asset acquisitions
         ------------------

         (a) On November 1, 1999, the Company acquired certain assets of Optimum Care Services of Connecticut Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,490,000 in cash, including acquisition costs of $90,000. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment, intangibles and accounts receivable and was allocated as follows: $2,307,000 to accounts receivable, $205,000 to furniture and equipment and $1,978,000 to excess of cost over fair value of net assets acquired.

         (b) On April 14, 2000, the Company acquired certain assets of Connecticut operations of U.S. Home Care Corp. for $311,000 in cash, including acquisition costs of $11,000. The assets purchased consisted of patient files of $156,000 and employee files of $155,000.

         ------------

         Business acquisitions
         ---------------------

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

         The following unaudited pro forma consolidated results of operations for the year ended July 31, 1999 assumes the business acquisitions occurred as of August 1, 1998:

       Revenues, net                                         $    39,849,000
       Net income                                                  1,181,000
       Net income per share:
         Basic                                                       $.23
                                                                     ====
         Diluted                                                     $.23
                                                                     ====

8.       INCOME TAXES:
         -------------

         The Company files a consolidated U.S. federal income tax return that includes all 100% owned subsidiaries. State tax returns are filed on a combined or separate basis depending on the applicable laws.

         The provision (benefit) for income taxes is summarized as follows:

                                                                              Years Ended
                                                                               July 31,
                                                       ---------------------------------------------------------
                                                            2000                  1999                  1998
                                                       --------------        -------------         -------------
       Current:
         Federal                                       $    1,504,000        $     718,000         $     920,000
         State and local                                      641,000              283,000               419,000
                                                       --------------        -------------         -------------
                                                            2,145,000            1,001,000             1,339,000
       Deferred                                               (87,000)                  -               (375,000)
                                                       --------------        -------------         -------------

                                                       $    2,058,000        $   1,001,000         $     964,000
                                                       ==============        =============         =============

         ------------
         Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The principal items making up the deferred income tax expense (benefit) are as follows:

                                                                              Years Ended
                                                                               July 31,
                                                       ---------------------------------------------------------
                                                            2000                  1999                  1998
                                                       --------------         ------------          ------------
       Loss from equity investee                       $           -          $         -           $   (316,000)
       State tax net operating
         loss carryforwards                                        -                    -                (59,000)
       Accrued liability and reserves                         (87,000)                  -                     -
                                                       --------------         ------------          ------------

                                                       $      (87,000)        $         -           $   (375,000)
                                                       ==============         ============          ============

         The deferred tax assets and liabilities are as follows:

                                                                               July 31,
                                                       ---------------------------------------------------------
                                                                   2000                          1999
                                                       ---------------------------    --------------------------
                                                           Assets      Liabilities        Assets      Liabilities

       Accrued liability and reserves                  $    294,000    $        -     $    353,000   $        -
       Amortization of intangible assets                    210,000             -               -             -
       Equity investment in subsidiary                           -              -          365,000            -
       State net operating loss carryforwards                46,000             -           64,000            -
                                                       ------------    -----------    ------------   -----------
                                                            550,000             -          782,000            -
       Valuation allowance                                  (46,000)            -         (365,000)           -
                                                       ------------    -----------    ------------   -----------

                                                       $    504,000    $        -     $    417,000   $        -
                                                       ============    ===========    ============   ===========

         One subsidiary of the Company has incurred losses which can be used to offset state taxable income through 2019. At July 31, 2000, the total net operating loss carryforward as applicable to New Jersey is approximately
$770,000.

         The reconciliation of the statutory tax rate to the effective tax rate for the three years ended July 31, 2000 is as follows:

                                                            2000                  1999                  1998
                                                       --------------         ------------          ------------

       Statutory rate                                         34%                   34%                   34%
       State and local taxes
         (net of federal tax effect)                          10                    11                    12
       Federal tax credit                                     (2)                   (4)                   (6)
       Permanent differences                                   1                     8                     8
       Change in valuation allowance                          (5)                    -                     -
       Adjustments to prior years tax liabilities             (2)                    -                     -
       Other                                                  (3)                   (2)                   (4)
                                                              --                    --                    --
       Effective rate                                         33%                   47%                   44%
                                                              ==                    ==                    ==

9.       CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS:
         --------------------------------------------------

         Most of the Company's business is with customers who are in the health care industry and with governmental agencies.

         The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, the State of Connecticut and the State of New Jersey. Credit losses relating to customers historically have been minimal and within management's expectations.

         At July 31, 2000, the Company maintains approximately 49% of its cash and cash equivalents with one financial institution.

         Under certain federal and state third-party reimbursement programs, the Company received net patient revenues approximating $19,955,000, $13,281,000 and $13,666,000 for the years ended July 31, 2000, 1999 and 1998, respectively. The Company also received net patient revenues of approximately $5,663,000, $6,095,000 and $7,488,000 for the years ended July 31, 2000, 1999 and 1998, respectively, from a private company. At July 31, 2000, the Company had an aggregate outstanding receivable from federal and state agencies of $4,453,000 and an outstanding receivable of $1,484,000 from the private company.

10.      STOCK OPTION PLAN:
         ------------------

         In 1999, the stockholders approved the 1999 Stock Option Plan (the "1999 Plan") designed to provide incentives to key employees (including directors and officers who are key employees) and to non-employee Directors of the Company. The 1999 Plan authorizes the granting of both incentive and non qualified stock options to purchase up to 500,000 shares of the Company's common stock.

         The 1999 Plan is administered by the Board of Directors which, to the extent it so determines, may delegate its powers with respect to the administration of 1999 Plan to a committee (the "Committee") of the Board of Directors consisting of not less than two directors, each of whom, will be a non-employee director. The Committee has the authority to determine when options are granted, the term during which an option may be exercised (provided no option has a term exceeding ten years), the exercise price and exercise period. The exercise price shall generally not be less than the fair market value on the date of grant. No options may be granted under the 1999 Plan after October 6, 2009.

         At July 31, 2000, 500,000 shares have been reserved for future issuance pursuant to the 1999 Plan.

         The Company has a Stock Option Plan (the "1992 Plan") designed to provide incentives to key employees (including directors and officers who are key employees) and to non-employee Directors of the Company. The 1992 Plan authorizes the granting of both incentive and nonqualified stock options to purchase up to 500,000 shares of the Company's common stock.

         -----------------

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

         At July 31, 2000, 419,476 shares of the Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

         A summary of the status of the Company's stock options as of July 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                             2000                     1999                       1998
                                   -----------------------  -------------------------   ------------------------
                                                 Weighted                 Weighted            Weighted
                                                  Average                 Average              Average
                                                 Exercise                 Exercise            Exercise
                                     Shares        Price      Shares          Price        Shares        Price
                                   ----------   ----------  ------------  -----------   -----------  -----------
Outstanding, beginning
       of year                     259,556  $     4.19           241,758    $ 3.29          204,042     $ 2.77
Granted                            246,000        4.37           180,902      3.93           60,000       4.81
Exercised                                -          -                  -         -          (20,100)      2.47
Forfeited                          (29,102)       4.30          (163,104)     2.57           (2,184)      5.70
                                   -------                  ------------                -----------
Outstanding, end of year           476,454        4.27           259,556      4.19          241,758       3.29
                                   =======                  ============                ===========
Options exercisable
    at year-end                    476,454        4.27           259,556      4.19          241,758       3.29
                                   ==========               ============                ===========
Weighted average fair
value of options granted
during the year                             $     2.48                 $    1.97                        $ 1.97
                                            ==========                 =========                        ======

         The  following  table  summarizes   information   about  stock  options
outstanding at July 31, 2000:

                                                                  Options Outstanding and Exercisable
                                                     -----------------------------------------------------------
                                                                                Weighted-
                                                          Shares                 Average              Weighted-
                                                        Outstanding             Remaining              Average
                                                        at July 31,            Contractual            Exercise
                                                           2000                   Life                  Price
                                                     ----------------        -------------         -------------
       $ 3.63 - $3.99                                     151,902               8.75 years           $    3.81
       $ 4.06 - $4.25                                     167,000               9.34 years                4.23
       $ 4.56 - $4.81                                     151,000               8.45 years                4.72
       $ 5.70                                               6,552               5.68 years                5.70

         The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions as of July 31, 2000, 1999 and 1998:

         -----------------

                                                                              Years Ended
                                                                               July 31,
                                                       ---------------------------------------------------------
                                                            2000                  1999                  1998
                                                       --------------         ------------          ------------
       Dividend yield                                        0.00%                 0.00%                 3.00%
       Volatility                                           35.00%                33.00%                 42.0%
       Risk-Free interest rate                               6.20%                 5.50%                 5.75%
       Expected life                                      10 years              10 years              10 years

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

         Since, the Company applies APB Opinion 25 and related interpretations in accounting for its options, no compensation cost has been recognized for its stock option grants. The effect of applying SFAS No. 123 on pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things, (1) the vesting period of stock options and (2) the fair value of additional stock options in future years. Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the years ended July 31, 2000, 1999 and 1998 would have been as follows:

                                                                              Years Ended
                                                                               July 31,
                                                       ---------------------------------------------------------
                                                            2000                  1999                  1998
                                                       --------------         ------------          ------------
       Proforma net income                             $3,843,000            $  924,000            $  1,085,000

       Proforma income per share:
         Basic                                            $.76                   $.18                  $.21
                                                          ====                   ====                  ====

         Diluted                                          $.76                   $.17                  $.20
                                                          ====                   ====                  ====

11.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:
         ---------------------------------------------

         (a) Effective January 1, 1999, the Company amended and restated its Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the amended plan, employees may contribute up to 15% of their salary, limited to the maximum amount allowable under federal tax regulations. The Company will match an amount equal to 100% of the first 3% of employees' contributions and 50% of the next 2% of employees' contributions, provided that in no event shall the matching contributions on behalf of any employee exceed 4% of employees' compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for each of the years ended July 31, 2000, 1999 and 1998 were $226,000, $143,000 and
$105,000, respectively.

         --------------------------------------------
         (b) The Company has employment agreements with four officers which expire through November 30, 2003. The aggregate commitment for future salary, excluding bonuses, under the agreements is $2,502,000. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation based on 5% of pre-tax income, as defined, in excess of $3,000,000. Two other agreements provide for additional compensation based on 3% of income from operations, as defined, in excess of $3,300,000.

         (c) The Company rents various office facilities through 2004 under the terms of several lease agreements which include escalation clauses.

         At  July  31,   2000,   minimum   annual   rental   commitments   under
noncancellable operating leases are as follows:

                     Year Ending
                       July 31,
                     -----------

                           2001                              $     638,000
                           2002                                    410,000
                           2003                                    289,000
                           2004                                    120,000
                           2005                                     78,000
                        Thereafter                                  12,000
                                                             -------------
                                                             $   1,547,000
                                                             =============

         Rent expense for the years ended July 31, 2000, 1999 and 1998 was approximately $636,000, $594,000 and $527,000, respectively.

         One lease is with a company controlled by the Chairman of the Board of the Company. Rent expense under such lease approximates $135,000 per year.

         (d) The Company has a line of credit with its bank totaling $2,000,000. Advances against the line are to be collateralized by the assets of the Company. In addition, a subsidiary of the Company has a secured line of credit. The maximum amount that can be borrowed under the secured line of credit shall not exceed the lesser of eligible accounts receivable or $2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2001. At July 31, 2000, there were no outstanding balances under either line of credit.

         (e) The Company and certain of its officers and directors have been named as defendants in a consolidated class action brought on behalf of certain shareholders of SunStar Healthcare, Inc. ("SunStar"). The lawsuit asserts alleged acts or omissions, which resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar. In addition, the lawsuit alleges that the Company and certain directors exercised control over SunStar. The Company believes that the complaints are without merit and intends to vigorously defend them.

12.      SUBSEQUENT EVENT:
         -----------------

         On August 25, 2000, the Company purchased certain assets of Health Force Owned Ltd. and its affiliates in New Jersey for $1,822,000 in cash, including acquisition costs of $42,000.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                    ----------------------------------------

The audits referred to in our report dated October 3, 2000 on the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which appears in Part II, also included Schedule II for the years ended July 31, 2000 and 1999. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


/s/ Holtz Rubenstein & Co., LLP
-------------------------------
Holtz Rubenstein & Co., LLP
Melville, New York

October 3, 2000

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                    ----------------------------------------

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

The audit referred to in our report dated October 7, 1998 on the consolidated financial statements of National Home Health Care Corp. and subsidiaries, which appears in Part II, also includes Schedule II for the year ended July 31, 1998. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
October 7, 1998

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                ------------------------------------------------

                                   SCHEDULE II
                                   -----------

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------

                      Column A                                       Column B                      Column C
---------------------------------------------------               --------------      ---------------------------------
                                                                                                   Additions
                                                                                      ---------------------------------
                                                                                            (1)                (2)
                                                                                      -------------       -------------
                                                                                                             Charged

                                                                     Balance,           Charged to          to Other
                                                                     Beginning           Costs and         Accounts -
                     Description                                     of Period           Expenses           Describe
---------------------------------------------------               --------------      -------------       -------------
Year ended July 31, 2000:
   Allowance deducted from asset account
   Allowance for uncollectible accounts                            $   392,000         $   595,000
                                                                   ===========         ===========

Year ended July 31, 1999:
   Allowance deducted from asset account
   Allowance for uncollectible accounts                            $   295,000                            $  196,500(b)
                                                                   ===========                            ==========

Year ended July 31, 1998:
   Allowance deducted from asset account
   Allowance for uncollectible accounts                            $   327,000         $    32,000
                                                                   ===========         ===========

                                                                        Column D            Column E
                                                                     --------------      -------------



                                                                                            Balance,
                                                                       Deductions            End
                     Description                                        Describe            of Period
---------------------------------------------------                  --------------      -------------
Year ended July 31, 2000:
   Allowance deducted from asset account
   Allowance for uncollectible accounts                                $  314,000(a)            $   673,000
                                                                       ==========               ===========

Year ended July 31, 1999:
   Allowance deducted from asset account
   Allowance for uncollectible accounts                                $   99,500(a)            $   392,000
                                                                       ==========               ===========

Year ended July 31, 1998:
   Allowance deducted from asset account
   Allowance for uncollectible accounts                                $  (64,000)(a)           $   295,000
                                                                       ==========               ===========




(a)      Represents actual write-offs.
(b)      Represents allowance acquired in acquisition of Accredited Health Services, Inc.

                  (3)  Exhibits
EXHIBIT                                                      DOCUMENT
NUMBER                                                       --------
------

3.1                 Certificate of  Incorporation.  Incorporated by reference to the  Registrant's  Registration  Statement  on Form S-1 (No.
                    2-86643) filed September 20, 1983 (the "1983 Form S-1").
3.2                 Certificate of Amendment to  Certificate  of  Incorporation.
                    Incorporated by reference to the Registrant's  Annual Report on Form 10-K for the fiscal year ended July 31, 1992.
3.3                 By-laws. Incorporated by reference to the 1983 Form S-1.
10.1                1992 Stock  Option  Plan.  Incorporated  by reference to the
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K").
10.2                Incentive  Stock Option Plan.  Incorporated  by reference to the 1993 Form 10-K.
10.3*               1999 Stock Option Plan.
10.4*               Third  Amendment,  dated as of August 1, 2000, to Employment
                    Agreement between the Registrant and Steven Fialkow.
10.5                Second Amendment, dated as of October 7, 1999, to Employment
                    Agreement   between  the  Registrant  and  Steven   Fialkow.
                    Incorporated  by  reference  to the  Registrant's  Quarterly
                    Report on Form 10-Q for the fiscal quarter ended October 31,
                    1999 (the "October 31, 1999 Form 10-Q").
10.6                First Amendment, dated as of December 1, 1998, to Employment
                    Agreement   between  the  Registrant  and  Steven   Fialkow.
                    Incorporated  by  reference  to the  Registrant's  Quarterly
                    Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (the "January 31, 1999 Form 10-Q").
10.7                Employment  Agreement  dated as of November 1, 1997  between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998 (the "January 31, 1998
                    Form 10-Q").
10.8*               Second Amendment, dated as of August 1, 2000, to Amended and
                    Restated  Employment  Agreement  between the  Registrant and
                    Frederick H. Fialkow.

EXHIBIT                                                      DOCUMENT
NUMBER                                                       --------
------

10.9 First Amendment, dated as of December 1, 1998, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
10.10 Amended and Restated Employment Agreement dated as of December 1, 1998 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1999 Form 10-Q.
10.11 Employment Agreement dated as of November 1, 1997 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1998 Form 10-Q.
10.12* Second Amendment, dated as of August 1, 2000, to Employment Agreement between the Registrant and Robert P. Heller.
10.13 First Amendment, dated as of December 1, 1998, to Employment Agreement between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1999 Form 10-Q.
10.14 Employment Agreement dated as of November 1, 1997 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1998 Form 10-Q.
10.15* Second Amendment, dated as of August 1, 2000, to Employment Agreement between the Registrant and Richard Garofalo.
10.16 First Amendment, dated as of December 1, 1998, to Employment Agreement between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1999 Form 10-Q.
10.17 Employment Agreement dated as of November 1, 1997 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.
10.18 Amended and Restated Asset Purchase Agreement dated October 15, 1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc., Optimum Home Care of Connecticut, Inc., New England Home Care, Inc., Connecticut Staffing Works Corp. and the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 11, 1999.

EXHIBIT                                                      DOCUMENT
NUMBER                                                       --------
------

10.19               The Registrant's  Employee Savings and Stock Investment Plan
                    under Section 401(k) of the Internal Revenue Code, effective as of January  1, 1999.  Incorporated  by  reference  to the
                    October 31, 1999 Form 10-Q.
10.20               Letter Agreement dated February 20, 2000 providing a Secured
                    Advised Line of Credit from the Bank of New York to National
                    Home  Health Care Corp.  Incorporated  by  reference  to the
                    Registrant's  Quarterly  Report on Form 10-Q for the  fiscal quarter  ended  January 31, 2000 (the "January 31, 2000 Form
                    10-Q").
10.21               Letter Agreement dated February 20, 2000 providing a Secured
                    Advised  Line of  Credit  from  the  Bank of New York to New
                    England  Home Care,  Inc.  Incorporated  by reference to the
                    January 31, 2000 Form 10-Q.
21.1*               List of Subsidiaries.
23.1*               Report of Holtz Rubenstein & Co., LLP.
23.2*               Report of Richard A. Eisner & Company, LLP.
23.3*               Consent of Holtz Rubenstein & Co., LLP.
23.4*               Consent of Richard A. Eisner & Company, LLP.
27.1*               Financial Data Schedule.

----------
*     Filed herewith

         (b)  Reports on Form 8-K.
              -------------------

                  None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL HOME HEALTH CARE CORP.

                                            /s/ Robert P. Heller
                                            -----------------------------------
                                            By:      Robert P. Heller
                                                     Vice President of Finance
                                                     and Chief Financial Officer

Dated:  October 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Frederick H. Fialkow                          Chairman of the Board of Directors
------------------------
Frederick H. Fialkow


/s/ Steven Fialkow                                President, Chief Executive Officer,
----------------------------
Steven Fialkow                                    Secretary and Director


/s/ Robert P. Heller                              Vice President of Finance and Chief
----------------------------
Robert P. Heller                                  Financial Officer (principal financial and
                                                  accounting officer)


/s/ Ira Greifer                                   Director
----------------------------
Ira Greifer, M.D.


/s/ Bernard Levine                                Director
----------------------------
Bernard Levine, M.D.


/s/ Robert Pordy                                  Director
----------------------------
Robert Pordy, M.D.

                                                     Commission File No. 0-12927



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE
                         FISCAL YEAR ENDED JULY 31, 2000


                         NATIONAL HOME HEALTH CARE CORP.

EXHIBIT                                                      DOCUMENT
NUMBER                                                       --------
------

3.1                 Certificate of  Incorporation.  Incorporated by reference to the  Registrant's  Registration  Statement  on Form S-1 (No.
                    2-86643) filed September 20, 1983 (the "1983 Form S-1").
3.2                 Certificate of Amendment to  Certificate  of  Incorporation.
                    Incorporated by reference to the Registrant's  Annual Report on Form 10-K for the fiscal year ended July 31, 1992.
3.3                 By-laws. Incorporated by reference to the 1983 Form S-1.
10.1                1992 Stock  Option  Plan.  Incorporated  by reference to the
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K").
10.2                Incentive  Stock Option Plan.  Incorporated  by reference to the 1993 Form 10-K.
10.3*               1999 Stock Option Plan.
10.4*               Third  Amendment,  dated as of August 1, 2000, to Employment
                    Agreement between the Registrant and Steven Fialkow.
10.5                Second Amendment, dated as of October 7, 1999, to Employment
                    Agreement   between  the  Registrant  and  Steven   Fialkow.
                    Incorporated  by  reference  to the  Registrant's  Quarterly
                    Report on Form 10-Q for the fiscal quarter ended October 31,
                    1999 (the "October 31, 1999 Form 10-Q").
10.6                First Amendment, dated as of December 1, 1998, to Employment
                    Agreement   between  the  Registrant  and  Steven   Fialkow.
                    Incorporated  by  reference  to the  Registrant's  Quarterly
                    Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (the "January 31, 1999 Form 10-Q").
10.7                Employment  Agreement  dated as of November 1, 1997  between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998 (the "January 31, 1998
                    Form 10-Q").
10.8*               Second Amendment, dated as of August 1, 2000, to Amended and
                    Restated  Employment  Agreement  between the  Registrant and
                    Frederick H. Fialkow.

EXHIBIT                                                      DOCUMENT
NUMBER                                                       --------
------

10.9 First Amendment, dated as of December 1, 1998, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
10.10 Amended and Restated Employment Agreement dated as of December 1, 1998 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1999 Form 10-Q.
10.11 Employment Agreement dated as of November 1, 1997 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the January 31, 1998 Form 10-Q.
10.12* Second Amendment, dated as of August 1, 2000, to Employment Agreement between the Registrant and Robert P. Heller.
10.13 First Amendment, dated as of December 1, 1998, to Employment Agreement between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1999 Form 10-Q.
10.14 Employment Agreement dated as of November 1, 1997 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1998 Form 10-Q.
10.15* Second Amendment, dated as of August 1, 2000, to Employment Agreement between the Registrant and Richard Garofalo.
10.16 First Amendment, dated as of December 1, 1998, to Employment Agreement between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1999 Form 10-Q.
10.17 Employment Agreement dated as of November 1, 1997 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.
10.18 Amended and Restated Asset Purchase Agreement dated October 15, 1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc., Optimum Home Care of Connecticut, Inc., New England Home Care, Inc., Connecticut Staffing Works Corp. and the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 11, 1999.

EXHIBIT                                                      DOCUMENT
NUMBER                                                       --------
------

10.19               The Registrant's  Employee Savings and Stock Investment Plan
                    under Section 401(k) of the Internal Revenue Code, effective as of January  1, 1999.  Incorporated  by  reference  to the
                    October 31, 1999 Form 10-Q.
10.20               Letter Agreement dated February 20, 2000 providing a Secured
                    Advised Line of Credit from the Bank of New York to National
                    Home  Health Care Corp.  Incorporated  by  reference  to the
                    Registrant's  Quarterly  Report on Form 10-Q for the  fiscal quarter  ended  January 31, 2000 (the "January 31, 2000 Form
                    10-Q").
10.21               Letter Agreement dated February 20, 2000 providing a Secured
                    Advised  Line of  Credit  from  the  Bank of New York to New
                    England  Home Care,  Inc.  Incorporated  by reference to the
                    January 31, 2000 Form 10-Q.
21.1*               List of Subsidiaries.
23.1*               Report of Holtz Rubenstein & Co., LLP.
23.2*               Report of Richard A. Eisner & Company, LLP.
23.3*               Consent of Holtz Rubenstein & Co., LLP.
23.4*               Consent of Richard A. Eisner & Company, LLP.
27.1*               Financial Data Schedule.

----------
*     Filed herewith