Form 10-Q
period 2000-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2000-12-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000
                                        ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
            ---------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

               Delaware                                     22-2981141
---------------------------------------        ---------------------------------
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

---------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

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

The number of shares of common stock outstanding as of December 15, 2000 was 4,927,857.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2000

PART I.       FINANCIAL INFORMATION                                                  PAGE
                                                                                     ----
Item 1.       Financial Statements

              Consolidated Balance Sheets as of October 31, 2000
                      and July 31, 2000 (unaudited)                                  3-4

              Consolidated Statements of Operations for the three
                      months ended October 31, 2000 and October
                      31, 2000 (unaudited)                                             5

              Consolidated Statements of Cash Flows for the three
                      months  ended  October 31, 2000 and October
                      31, 2000 (unaudited) 6

              Notes to Consolidated Financial Statements                              7-9

Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            10-14

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                       15

Item 6.       Exhibits and Reports on Form 8-K                                        15

SIGNATURES                                                                            16

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                                                        October 31, 2000            July 31, 2000
                                                                        ----------------            -------------

ASSETS
Current assets:
     Cash and cash equivalents                                          $      4,184,000           $      4,856,000
     Investments                                                                  18,000                     18,000
     Accounts receivable-less allowance for doubtful accounts of
         $628,000 at October 31, 2000
         and $673,000 at July 31, 2000                                        16,687,000                 15,715,000
     Prepaid expenses and other assets                                           349,000                    589,000
     Deferred taxes                                                              504,000                    504,000
                                                                        ----------------           ----------------

         Total current assets                                                 21,742,000                 21,682,000
     Furniture, equipment and leasehold improvements, net                        761,000                    760,000
     Excess of cost over fair value of net assets of businesses
         acquired, net                                                         7,508,000                  6,945,000
     Other intangible assets, net                                              2,235,000                  1,257,000
     Deposits and other assets                                                   223,000                    212,000
                                                                        ----------------           ----------------

         TOTAL                                                          $     32,469,000           $     30,856,000
                                                                        ================           ================


  (continued)


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                        October 31, 2000            July 31, 2000
                                                                        ----------------            -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                              $      2,662,000           $      2,203,000
     Income taxes payable                                                        432,000                    167,000
     Estimated third-party payor settlements                                      44,000                       ----
                                                                        ----------------           ----------------

         Total current liabilities                                             3,138,000                  2,370,000
                                                                        ----------------           ----------------

Stockholders' equity:
     Common stock, $.001 par value; authorized 20,000,000 shares,
         issued 6,228,746 shares                                                   6,000                      6,000
     Additional paid-in capital                                               18,525,000                 18,525,000
     Retained earnings                                                        13,146,000                 12,274,000
                                                                        ----------------           ----------------
                                                                              31,677,000                 30,805,000

Less treasury stock (1,282,228 and 1,276,778 shares)  at cost                 (2,346,000)                (2,319,000)
                                                                        ----------------           ----------------

         Total stockholders' equity                                           29,331,000                 28,486,000
                                                                        ----------------           ----------------

                  TOTAL                                                 $     32,469,000           $     30,856,000
                                                                        ================           ================


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                        For the three months ended October 31,
                                                                        --------------------------------------
                                                                            2000                      1999
                                                                            ----                      ----
Net patient revenue                                                       $17,518,000                $9,494,000
                                                                          -----------                ----------

Operating expenses:
     Cost of revenue                                                       11,642,000                 6,326,000
     General and administrative                                             4,040,000                 2,395,000
     Amortization of intangibles                                              222,000                   142,000

      Bad debt expense                                                        130,000                      ----
                                                                           ----------                 ---------
         Total operating expenses                                          16,034,000                 8,863,000
                                                                           ----------                 ---------

Income from operations                                                      1,484,000                   631,000

Other income:
     Interest income                                                           37,000                    85,000
     Gain resulting from sale of stock of equity investee                        ----                   943,000
                                                                            ---------                 ---------
Income before taxes                                                         1,521,000                 1,659,000

Provision for income taxes                                                    649,000                   568,000
                                                                         ------------                 ---------

NET INCOME                                                                   $872,000                $1,091,000
                                                                             ========                ==========

Net income per common share:

     Basic                                                                     $0.18                     $0.21
                                                                      ================             ===========

     Diluted                                                                   $0.17                     $0.21
                                                                      ================             ===========

Weighted average number of shares outstanding:

     Basic                                                                  4,947,802                 5,081,774

     Diluted                                                                5,075,182                 5,088,249

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               For the three months ended October 31,
                                                                               --------------------------------------
                                                                                    2000                  1999
                                                                                    ----                  ----
Cash flows from operating activities:
     Net income                                                                     $872,000           $1,091,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               274,000              188,000
         Gain resulting from sale of stock of equity investee                           ----             (943,000)
         Provision for doubtful accounts net of write-offs.                          (45,000)                ----
         Loss on sale of assets                                                       26,000                 ----
         Changes in operating assets and liabilities:
              (Increase) decrease in assets:
                  Accounts receivable                                               (927,000)            (340,000)
                  Prepaid expenses and other current assets                          229,000              (86,000)
              Increase (decrease) in liabilities:
                  Accounts payable, accrued expenses and other liabilities           459,000              (23,000)
                  Income taxes payable                                               265,000              473,000
                  Estimated third party payor settlements                             44,000               18,000
                                                                               -------------       ---------------
                      Net cash provided by operating activities                    1,197,000               378,000
                                                                               -------------       ---------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                      (101,000)            (139,000)
     Purchase of assets of business                                               (1,763,000)                ----
     Proceeds from sale of assets                                                     22,000                 ----
     Proceeds from sale of stock of equity investee                                     ----              943,000
     Proceeds of investments                                                            ----              160,000
                                                                               -------------       ---------------
                  Net cash provided by (used in) investing activities             (1,842,000)             964,000
                                                                              ==============       ==============

Cash flows from financing activities:
     Purchase of treasury shares                                                     (27,000)            (151,000)
                                                                                  -----------       --------------
                  Net cash (used in) financing activities                            (27,000)            (151,000)
                                                                                  -----------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (672,000)           1,191,000

Cash and cash equivalents-beginning of period                                       4,856,000            7,442,000
                                                                              ---------------      ---------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                           $4,184,000           $8,633,000
                                                                              ==============       ==============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Taxes                                                                      $384,000              $93,000
         Interest                                                                       ----                 ----

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

NOTE 2 - SUNSTAR HEALTHCARE, INC.

         SunStar Healthcare, Inc. ("SunStar") has been a publicly traded corporation since May 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of October 31, 2000, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment was $0.

NOTE 3 - ACQUISITIONS

         On August 10, 1998, the Company, through its wholly owned subsidiary Health Acquisition Corp. ("Health Acquisition"), acquired, for $1,943,000 in cash, including acquisition costs of $8,000, certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan Home Care"), a New York licensed home health care company which provides home care services in Westchester County, New York. The acquisition was accounted for as a purchase. The purchase price was generated from internal funds. The acquisition expanded the geographic presence of the Company and enabled Health Acquisition to become a participating provider in the Westchester County Department of Social Services Medicaid Program.

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

         On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc., (the "Optimum Entities"). The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,490,000 in cash, including acquisition costs of $90,000, which amount was generated from internal funds of the Company. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment, intangibles and accounts receivable. The acquisition represented the Company's opportunity to expand its Connecticut operations into additional areas in the state. The Company is operating the acquired assets under the Company's pre-existing wholly-owned subsidiary in Connecticut, New England Home Care, Inc. ("New England"), and a recently formed subsidiary, Connecticut Staffing Works Corp. ("Ct. Staffing").

         The Optimum Entities had been engaged in the business of providing home health care, staffing and related services in Connecticut, including a Medicare certified and licensed home health care agency and an affiliate providing staffing services.

         On April 14, 2000, the Company acquired, through New England, certain assets of the Connecticut operations of U.S. HomeCare Corp. ("U.S. HomeCare-Connecticut") for $311,000 in cash, including acquisition costs of $11,000. The acquisition was accounted for as a purchase. The purchase price was generated from internal funds of the Company. The acquisition complemented the Company's existing operations in the state of Connecticut.

         On August  25,  2000,  Accredited  purchased  certain  assets of Health
Forced  Owned,  Ltd.  and  its  affiliates  ("Health  Force").   Health  Force's
operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. The purchase price of approximately $1,822,000 in cash, including acquisition costs of $42,000, was generated from internal funds. The acquisition was accounted for as a purchase. The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing.

NOTE 4 - PER SHARE DATA

                                                               For the three months ended October 31
                                                           ---------------------------------------------

                                                               2000                                     1999
                                                               ----                                     ----

                                                       Income         Shares                     Income        Shares
                                                       ------         ------                     ------        ------

Basic EPS:
         Net income                                  $872,000      4,947,802                 $1,091,000     5,081,774
Effective of dilutive securities -
         common stock options                          ------        127,380                     ------         6,475
                                                     --------      ---------                 ----------     ---------
Diluted EPS:                                         $872,000      5,075,182                 $1,091,000     5,088,249
                                                     ========      =========                 ==========     =========

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results Operations.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2000.

         Except for historical information contained herein, certain matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as market acceptance, market demand pricing, changing regulatory environment (including in particular the impact of recent prospective payment Medicare regulations), changing economic conditions, risks in new product and service development, the effect of the Company's accounting policies, risks in connection with acquisitions, ability to retain and attract qualified personnel in a strong labor market and other risks detailed in the Company's other filings with the Securities and Exchange Commission.

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

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, until October 1, 2000, Medicare certified home health agencies were reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase of the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

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

Results of Operations and Effects of Inflation
----------------------------------------------

         For the three months ended October 31, 2000, net patient revenue increased $8,024,000, or 84.5%, to $17,518,000 from $9,494,000 for the three months ended October 31, 1999. This increase is attributable to $5,908,000 of net patient revenue from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum trustee, the acquisition of certain assets of U.S. HomeCare-Connecticut on April 14, 2000 and the successful penetration of the available market share. In New Jersey, the Company's net patient revenue increased $511,000 over the periods as a result of the acquisition of certain assets of Health Force on August 25, 2000 and in New York, net patient revenue increased $1,605,000 as a result of the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations in the state.

         Gross profit margin increased slightly to 33.5% for the three months ended October 31, 2000 from 33.4% for the three months ended October 31, 1999.

         General and administrative expenses increased $1,645,000, or 68.7%, to $4,040,000 for the three months ended October 31, 2000 from $2,395,000 for the three months ended October 31, 1999. This increase is attributable to the additional general and administrative expenses incurred in connection with the expansion into the markets previously served by the Optimum Entities, U.S. HomeCare-Connecticut and Health Force. As a percentage of net patient revenue, general and administrative expenses decreased to 23.1% for the three months ended October 31, 2000 from 25.2% for the three months ended October 31, 1999.

         Amortization of intangibles increased $80,000, or 56.3%, to $222,000 for the three months ended October 31, 2000 from $142,000 for the three months ended October 31, 1999. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of certain assets of the Optimum Entities, U.S. HomeCare-Connecticut and Health Force.

         The Company recorded a provision of $130,000 in bad debt expense for the three months ended October 31, 2000 as compared to $0 for the three months ended October 31, 1999. As the Company does not have experience with many of the new payor sources with which it now contracts as a result of the Company's expansion into the new markets in both Connecticut and New Jersey, the Company has established a reserve against its accounts receivable. In addition, the Company has experienced increases in accounts receivable balances with certain of the Medicare certified agencies with which it contracts. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off.

         As a result of the foregoing, income from operations increased $853,000, or 135.2% to $1,484,000 for the three months ended October 31, 2000 from $631,000 for the three months ended October 31, 1999.

         Interest income decreased ($48,000), or (56.5%) to $37,000 for the three months ended October 31, 2000 from $85,000 for the three months ended October 31, 1999. This decrease is attributable to cash used in investing activities resulting from the acquisitions of certain assets of the Optimum Entities, U.S. HomeCare-Connecticut, and Health Force over the past twelve month period.

         During the three months ended October 31, 1999, the Company recorded a gain from sale of stock of equity investee in the amount of $943,000.

         The Company's effective tax rate increased to 42.7% for the three months ended October 31, 2000 from 34.2% for the three months ended October 31, 1999. This increase is attributable to a lower effective tax rate on the gain resulting from the sale of stock of equity investee recorded for the three months ended October 31, 1999. Excluding the gain from the sale of stock of equity investee in the prior three month period, the effective rate was 42.7%.

         Net income decreased  ($219,000),  or (20%), to $872,000,  or $0.17 per share in the three months ended October 31, 2000 from $1,091,000, or $.21 per share, in the three months ended October 31, 1999. This decrease is attributable solely to the gain resulting from the sale of stock of equity investee, net of tax in the amount of $682,000, or $.13 per share, in the prior three month period.

         The rate of inflation had no material effect on operations for the three months ended October 31, 2000.

Financial Condition and Capital Resources
-----------------------------------------

         Current  assets  increased  to  $21,742,000  and  current   liabilities
increased to $3,138,000, respectively, at October 31, 2000. This resulted in a decrease in working capital of ($708,000), from $19,312,000 at July 31, 2000 to $18,604,000 at October 31, 2000. Cash and cash equivalents decreased ($672,000), to $4,184,000 at October 31, 2000 from $4,856,000 at July 31, 2000. The decrease in cash and working capital is primarily attributable to the acquisition of certain assets of Health Force on August 25, 2000 for a purchase price of $1,822,000 in cash.

         The Company provided net cash from operating activities of $1,197,000 for the three months ended October 31, 2000 as compared to net cash provided by operating activities of $378,000 for the three months ended October 31, 1999. The increase in cash provided by operating activities of $819,000, or 216.7%, is attributable to an increase in operating cash flow of $791,000, net increases in operating liabilities of $300,000, offset by net increases in operating assets of ($272,000). Net cash used in investing activities for the three months ended October 31, 2000 consisted of the purchase of assets of Health Force and equipment, offset by the sale of assets. The cash provided by investing activities for the three months ended October 31, 1999 consisted of proceeds from sale of stock of equity investee and proceeds of investments, offset by the purchase of equipment. Net cash used in financing activities for the three months ended October 31, 2000 and October 31, 1999 reflects the purchase of treasury shares.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 74 days at October 31, 2000.

         The Company has available a $2,000,000 secured line of credit with its bank. In addition, a subsidiary of the Company has a secured advised line of credit. The maximum amount that can be borrowed under the secured advised line of credit may not exceed the lesser of eligible accounts receivable or
$2,000,000. Both credit facilities bear interest at the alternate base commercial lending rate of the bank and expire January 31, 2001. At October 31, 2000, there was no outstanding balance under either line of credit. The Company is currently considering increasing its credit facilities to finance operations, including continuing to make acquisitions in the home health care field.

         The Company intends to meet its short term and long term liquidity need with its current cash balances, cash flow from operations and existing and future lines of credit.

         In October 2000, the Board of Directors extended for one year its program to repurchase its Common Stock. Purchases in the aggregate of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

         In the ordinary course of business, the Company is subject, form time to time, to claims and legal actions.

Item 6. Exhibits and reports on Form 8-K

                  (a)      Exhibits:

          Exhibit
          Number                      Document
          ------                      --------

            10.1        Third  Amendment,   dated  as  of  August  1,  2000,  to
                        Employment  Agreement  between the Registrant and Steven
                        Fialkow.  Incorporated by reference to the  Registrant's
                        annual  report on Form 10-K for the  fiscal  year  ended
                        July 31, 2000 (the "July 31, 2000 Form 10-K").
            10.2        Second Amendment, dated as of August 1, 2000, to Amended
                        and Restated Employment Agreement between the Registrant
                        and Frederick H. Fialkow.  Incorporated  by reference to
                        the July 31, 2000 Form 10-K.
            10.3        Second  Amendment,  dated  as  of  August  1,  2000,  to
                        Employment  Agreement  between the Registrant and Robert
                        P.  Heller.  Incorporated  by  reference to the July 31,
                        2000 Form 10-K.
            10.4        Second  Amendment,  dated  as  of  August  1,  2000,  to
                        Employment  Agreement between the Registrant and Richard
                        Garofalo. Incorporated by reference to the July 31, 2000
                        Form 10-K.
            10.5*       Lease between  Health  Acquisition  and 175-20  Hillside
                        Avenue  Associates  dated August 1, 2000 relating to the
                        headquarters of Health Acquisition.
            27.1*       Financial Data Schedule.

--------------------------
         * Filed herewith

              (b)      Reports on Form 8-K:

                       None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL HOME HEALTH CARE CORP.



Date:  December 15, 2000          By: /s/ Robert P. Heller
                                      ------------------------------------------
                                      Name:  Robert P. Heller
                                      Title: Vice President of Finance and Chief
                                             Financial Officer