Form 10-Q
period 2001-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2001-03-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2001
                                     ----------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to ______________


                         Commission file number 0-12927
                                                -------

                        NATIONAL HOME HEALTH CARE CORP.
                        -------------------------------
             (Exact name of Registrant as Specified in Its Charter)

               Delaware                                      22-2981141
----------------------------------------       ---------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 15, 2001 was 4,921,507.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2001

PART I.                    FINANCIAL INFORMATION                                                            Page
                                                                                                            ----

Item 1.                    Financial Statements

                                Consolidated  Balance  Sheets as of January 31, 2001 and July
                                31, 2000 (unaudited)                                                        3-4

                           Consolidated  Statements of Operations  for the three months ended
                                January  31,  2001 and  January  31,  2000 and the six months
                                ended January 31, 2001 and January 31, 2000 (unaudited)                      5

                           Consolidated  Statements  of Cash Flows for the six  months  ended
                                January 31, 2001 and January 31, 2000 (unaudited)                            6

                           Notes to Consolidated Financial Statements                                       7-9

Item 2.                    Management's  Discussion  and Analysis of Financial  Condition and
                           Results of Operations                                                           10-15

PART II.                   OTHER INFORMATION

Item 1.                    Legal proceedings                                                                 15

Item 4.                    Submission of Matters to a Vote of Security Holders                               16

Item 6.                    Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                                   17

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                            January 31, 2001                   July 31, 2000
                                                                            ----------------                   -------------
ASSETS

Current assets:
     Cash and cash equivalents                                                   $5,322,000                    $4,856,000
     Investments                                                                     18,000                        18,000
     Accounts receivable - less allowance
         for doubtful accounts of
         $639,000 at January 31, 2001 and
         $673,000 at July 31, 2000                                               17,167,000                    15,715,000

     Prepaid expenses and other assets                                              519,000                       589,000
     Deferred taxes                                                                 504,000                       504,000
                                                                               ------------                  ------------

         Total current assets                                                    23,530,000                    21,682,000

Furniture, equipment and leasehold                                                  891,000                       760,000
     improvements, net
Excess of cost over fair value of net assets                                      7,385,000                     6,945,000
     of businesses acquired, net
Other intangible assets, net                                                      2,096,000                     1,257,000
Deposits and other assets                                                           225,000                       212,000
                                                                               ------------                  ------------
                                                                                $34,127,000                   $30,856,000
                                                                                ===========                   ===========
                  TOTAL

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                 January 31, 2001          July 31, 2000
                                                                                 ----------------         --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable and accrued expenses                                           $3,087,000                 $2,203,000
     Income taxes payable                                                                35,000                    167,000
     Estimated third-party payor settlements                                            852,000                     ---
                                                                                ------------------         -----------------

            Total current liabilities                                                 3,974,000                  2,370,000

Stockholders' equity:
     Common stock, $.001 par value; authorized
         20,000,000 shares, issued 6,228,746 shares                                       6,000                      6,000
     Additional paid-in capital                                                      18,525,000                 18,525,000
     Retained earnings                                                               14,105,000                 12,274,000
                                                                                ------------------         -----------------

                                                                                     32,636,000                 30,805,000

     Less treasury stock (1,307,179 and 1,276,778 shares)
         at cost                                                                     (2,483,000)                (2,319,000)

            Total stockholders' equity                                               30,153,000                 28,486,000
                                                                                ------------------         -----------------
                    TOTAL                                                           $34,127,000                $30,856,000
                                                                                ==================         =================

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               For the three months ended             For the six months ended
                                                      January 31,                            January 31,
                                            ---------------------------------    ------------------------------------
                                                 2001              2000               2001                2000
                                                 ----              ----               ----                ----
Net patient revenue                             $18,479,000     $15,041,000          $35,997,000          $24,535,000
                                                -----------     -----------          -----------          -----------


Operating expenses:
    Cost of revenue                              11,964,000        9,687,000         23,606,000           16,013,000
    General and administrative                    4,458,000        3,649,000          8,498,000            6,044,000
    Amortization of intangibles                     245,000          167,000            467,000              309,000
    Bad debt expense                                180,000          235,000            310,000              235,000
                                                -----------     -----------          -----------          -----------
       Total operating expenses                  16,847,000       13,738,000         32,881,000           22,601,000
                                                -----------     -----------          -----------          -----------

Income from operations                            1,632,000        1,303,000          3,116,000            1,934,000

Other income:
    Interest income                                  41,000           36,000             78,000              121,000
    Gain resulting from sale of                       ----           659,000              ----             1,602,000
      stock of equity investee
                                                -----------     -----------          -----------          -----------
Income before taxes                               1,673,000        1,998,000          3,194,000            3,657,000

Provision for income taxes                          714,000          539,000          1,363,000            1,107,000
                                                -----------     -----------          -----------          -----------

NET INCOME                                         $959,000       $1,459,000         $1,831,000           $2,550,000
                                                ===========     ============         ==========           ==========

Net income per share:
    Basic                                             $0.19            $0.29              $0.37                $0.50
                                                ===========     ============         ==========           ==========

    Diluted                                           $0.19            $0.29              $0.36                $0.50
                                                ===========     ============         ==========           ==========

Weighted average shares outstanding:

    Basic                                         4,932,780        5,045,261          4,940,291            5,063,518

    Diluted                                       5,034,634        5,051,394          5,054,908            5,069,822

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                                                                  For the six months ended January 31,
                                                                                  ------------------------------------
                                                                                      2001                      2000
                                                                                      ----                      ----
Cash flows from operating activities:
   Net income                                                                      $1,831,000                $2,550,000
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:

         Depreciation and amortization                                                579,000                   413,000
         Gain resulting from sale of stock of equity investee                             ---                (1,602,000)
         Provisions for doubtful accounts net of write-offs                           (34,000)                  235,000
         Loss on sale of assets                                                        26,000
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
                Accounts Receivable                                                (1,418,000)               (2,058,000)
                Prepaid expenses and other assets                                      57,000                  (191,000)
            Increase (decrease) in liabilities:
                Accounts payable, accrued expenses and
                  other liabilities                                                   884,000                   722,000
                Income tax payable                                                   (132,000)                   (8,000)
                Estimated third party payor settlements                               852,000                   224,000
                                                                                ------------------        -----------------
                  Net cash provided by operating activities                         2,645,000                   285,000
                                                                                ------------------        -----------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                         (291,000)                 (168,000)
   Purchase of assets of business                                                  (1,746,000)               (4,490,000)
   Proceeds from sale of assets                                                        22,000                       ---
   Proceeds from sale of stock of equity investee                                         ---                 1,602,000
   Proceeds of investments                                                                ---                   160,000
                                                                                ------------------        -----------------
                  Net cash (used in) investing activities                          (2,015,000)               (2,896,000)
                                                                                ------------------        -----------------

Cash flows from financing activities:
   Purchase of treasury shares                                                       (164,000)                 (304,000)
                                                                                ------------------        -----------------
                  Net cash (used in) financing activities                            (164,000)                 (304,000)
                                                                                ------------------        -----------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                        466,000                (2,915,000)

Cash and cash equivalents - beginning of period                                     4,856,000                 7,442,000
                                                                                ------------------        -----------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                            $5,322,000                $4,527,000
                                                                                ==================        =================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                                                      $1,513,000                  $894,000
        Interest                                                                          ---                     1,000

See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

NOTE 2 - SUNSTAR HEALTHCARE, INC.

              SunStar Healthcare, Inc. ("SunStar") has been a publicly traded corporation since May 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of January 31, 2001, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment was $0.

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

              On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (together, the "Optimum Entities"). The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,490,000 in cash, including acquisition costs of $90,000, which amount was generated from internal funds of the Company. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment intangibles and accounts receivable. The acquisition represented the Company's opportunity to expand its Connecticut operations into additional areas in the state. The Company is operating the acquired assets under the Company's pre-existing subsidiary in Connecticut, New England Home Care, Inc. ("New England"), and a recently formed subsidiary, Connecticut Staffing Works Corp. ("Ct. Staffing"). The Optimum Entities had been engaged in the business of providing home health care, staffing and related services in Connecticut, including a Medicare certified and licensed home health care agency and an affiliate providing staffing services.

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

NOTE 4 - RECLASSIFICATION

         Certain  amounts in the  January 31, 2000  consolidated  statements  of
operations   have  been   reclassified  to  conform  to  the  January  31,  2001
consolidated statements of operations.

NOTE 5 - PER SHARE DATA

                                                                    For the three months ended
                                                                            January 31,
                                              ------------------------------------------------------------------------
                                                            2001                                  2000
                                                            ----                                  ----
                                                    Income             Shares          Income                Shares
Basic EPS:
       Net income                                    $959,000         4,932,780        $1,459,000           5,045,261
Effect of dilutive securities -
       common stock options                             ---             101,854             ---                 6,133
                                              ---------------    ---------------    --------------     ---------------
Diluted EPS                                          $959,000         5,034,634        $1,459,000           5,051,394
                                              ===============    ===============    ==============     ===============


                                                                     For the six months ended
                                                                            January 31,
                                              ------------------------------------------------------------------------
                                                            2001                                  2000
                                                            ----                                  ----

                                                  Income             Shares            Income                Shares

Basic EPS:
       Net income                                 $1,831,000         4,940,291         $2,550,000            5,063,518
Effect of dilutive securities -
       common stock options                            ---             114,617              ---                  6,304
                                              ---------------    ---------------    --------------     ---------------

Diluted EPS                                       $1,831,000         5,054,908         $2,550,000            5,069,822
                                              ===============    ===============    ==============     ===============

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

              Except for historical information contained herein, certain matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as market acceptance, market demand pricing, changing regulatory environment (including in particular the impact of recent prospective payment regulations), changing economic conditions, risks in connection with acquisitions, ability to retain and attract qualified personnel and other risks detailed in the Company's other filings with the Securities and Exchange Commission.

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

              The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, until October 1, 2000, Medicare certified home health agencies were reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase of the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care."

              The implementation of IPS resulted in a decrease in Medicare revenue from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement under IPS had been adversely affected. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

              For the three months ended January 31, 2001,  net patient  revenue increased  $3,438,000,  or 22.9%, to $18,479,000  from $15,041,000 for the three months ended January 31, 2000. This increase is attributable in part to the acquisition of certain assets in New Jersey of Health Force in August 2000, in which state the Company's net patient revenue increased $924,000 over the periods. In addition, principally as a result of the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations in New York, the Company's net patient revenue there increased $1,896,000 over the periods. Further, net patient revenue in Connecticut increased $618,000 over the periods, primarily due to the acquisition of certain assets of U.S. HomeCare-Connecticut in April 2000 and the successful penetration of the available market share.

              Gross profit margin decreased slightly to 35.3% for the three months ended January 31, 2001 from 35.6% for the three months ended January 31, 2000.

              General and administrative expenses increased $809,000, or 22.2%, to $4,458,000 for the three months ended January 31, 2001 from $3,649,000 for the three months ended January 31, 2000. This increase is attributable principally to additional general and administrative expenses incurred in connection with the expansion into the markets previously served by U.S. HomeCare-Connecticut and Health Force. As a percentage of net patient revenue, general and administrative expenses decreased slightly to 24.1% for the three months ended January 31, 2001 from 24.3% for the three months ended January 31, 2000.

              Amortization of intangibles increased $78,000, or 46.7%, to $245,000 for the three months ended January 31, 2001 from $167,000 for the three months ended January 31, 2000. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of certain assets of U.S. HomeCare-Connecticut and Health Force.

              The Company recorded a bad debt provision of $180,000 for the three months ended January 31, 2001 as compared to $235,000 for the three months ended January 31, 2000. As the Company has limited experience with many of the new payor sources with which it now contracts as a result of the Company's expansion into the new markets in both Connecticut and Jersey, the Company has established a reserve against its accounts receivable. In addition, the Company has experienced increases in accounts receivable balances with certain of the Medicare certified agencies with which it contracts. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off.

              As a result of the foregoing, income from operations increased $329,000, or 25.2%, to $1,632,000 for the three months ended January 31, 2001 from $1,303,000 for the three months ended January 31, 2000.

              Interest income increased $5,000, or 13.9%, to $41,000 for the three months ended January 31, 2001 from $36,000 for the three months ended January 31, 2000. This increase is attributable to the increase in operating cash flow in the current three month period.

              During the three months ended January 31, 2000, the Company recorded a gain from the sale of stock of equity investee in the amount of $659,000.

              The Company's effective tax rate increased to 42.7% for the three months ended January 31, 2001 from 27.0% for the three months ended January 31, 2000. This increase is attributable to a lower effective tax rate on the gain resulting from sale of stock of equity investee recorded for the three months ended January 31, 2000. Excluding the gain from sale of stock of equity investee in the prior three month period, the effective tax rate was 45.6%.

              Net income decreased ($500,000),  or (34.3%), to $959,000, or $.19 per share, in the three months ended January 31, 2001 from $1,459,000, or $.29 per share, in the there months ended January 31, 2000. This decrease is attributable to the gain resulting from sale of stock of equity investee, net of tax benefit in the amount of $740,000, or $.15 per share, in the prior three-month period.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000.

              For the six months ended January 31, 2001, net patient revenue increased $11,462,000, or 46.7%, to $35,997,000 from $24,535,000 for the six months ended January 31, 2000. This increase is attributable principally to an increase of $6,527,000 in net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition in November 1999 of certain assets of the Optimum Entities from its bankruptcy trustee, the acquisition of certain assets of U.S. HomeCare-Connecticut in April 2000 and the successful penetration of the available market share. In addition, the Company's net patient revenue increased $1,434,000 over the periods primarily as a result of the acquisition of certain assets in New Jersey of Health Force in August 2000. Further, the Company's net patient revenue in New York increased $3,501,000 as a result of the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations there.

              Gross profit margin decreased slightly to 34.4% for the six months ended January 31, 2001 from 34.7% for the six months ended January 31, 2000.

              General and administrative expenses increased $2,454,000, or 40.6%, to $8,498,000 for the six months ended January 31, 2001 from $6,044,000 for the six months ended January 31, 2000. This increase is attributable principally to the additional general and administrative expenses incurred in connection with the expansion into the markets previously served by the Optimum Entities, U.S. HealthCare-Connecticut and Health Force. As a percentage of net patient revenue, general and administrative expenses decreased to 23.6% for the six months ended January 31, 2001 from 24.6% for the six months ended January 31, 2000.

              Amortization of intangibles increased to $158,000, or 51.1% to $467,000 for the six months ended January 31, 2001 from $309,000 for the six months ended January 31, 2000. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of certain assets of the Optimum Entities, U.S. HomeCare-Connecticut and Health Force.

              The Company recorded a provision of $310,000 for the six months ended January 31, 2001 as compared to $235,000 for the six months ended January 31, 2000. This increase is explained in the above three-month discussion.

              As a result of the foregoing, income from operations increased $1,182,000, or 61.1%, to $3,116,000 for the six months ended January 31, 2001 from $1,934,000 for the six months ended January 31, 2000.

              Interest income decreased ($43,000), or (35.59%) to $78,000 for the six months ended January 31, 2001 from $121,000 for the six months ended January 31, 2000. This decrease is attributable to cash used in investing activities resulting from the acquisition of certain assets of Health Force in August 2000.

              During the six months ended January 31, 2000, the Company recorded a gain on sale of stock of equity investee in the amount of $1,602,000.

              The Company's effective tax rate increased to 42.7% for the six months ended January 31, 2001 from 30.3% for the six months ended January 31, 2000. This increase is attributable to a lower effective tax rate on the gain resulting from sale of stock of equity investee recorded for the six months ended January 31, 2000. Excluding the gain from sale of stock of equity investee in the prior six month period, the effective tax rate was 45.1%.

              Net income decreased  ($719,000),  or (28.2%),  to $1,831,000,  or
$.36 per share, in the six months ended January 31, 2001 from $2,550,000, or $.50 per share, in the six months ended January 31, 2000. This decrease is attributable to the gain resulting from sale of stock of equity investee, net of tax in the amount of $1,422,000, or $.28 per share, in the six months ended January 31, 2000.

              The rate of inflation had no material effect on operations for the six months ended January 31, 2001.

Financial Condition and Capital Resources
-----------------------------------------

              Current assets increased to $23,530,000 and current liabilities increased to $3,974,000, respectively, at January 31, 2001. This resulted in an increase in working capital of $244,000 from $19,312,000 at July 31, 2001 to $19,556,000 at January 31, 2001. Cash and cash equivalents increased $466,000 to $5,322,000 at January 31, 2001 from $4,856,000 at July 31, 2000. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities, offset by the cash used to acquire certain assets of Health Force in August 2000.

              The Company provided net cash from operating activities of $2,645,000 for the six months ended January 31, 2001 as compared to cash provided by operating activities of $285,000 for the six months ended January 31, 2000. The increase in cash provided by operating activities of $2,360,000, or 828.0%, is attributable to an increase in operating cash flow of $806,000, net decreases in operating assets of $888,000 and net increases in operating liabilities of $666,000 over the comparable period for the six months ended January 31, 2000. Net cash used in investing activities for the six months ended January 31, 2001 consisted of the purchase of certain assets of Health Force and equipment, offset by the proceeds from the sale of assets. The net cash used in investing activities for the six months ended January 31, 2000 reflects the acquisition of certain assets of the Optimum Entities and the purchase of equipment, offset by the proceeds from sale of stock of equity investee and proceeds of investments. Net cash used in financing activities for the six months ended January 31, 2001 and January 31, 2000 reflects the purchase of treasury shares.

              The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 84 days at January 31, 2001 as compared to 99 days at January 31, 2000.

              The Company's two credit facilities in the aggregate amount of $4,000,000 expired on January 31, 2001. The Company is currently seeking a new $5,000,000 advised line of credit with its bank to finance operations, including continuing to make acquisitions in the home health care field.

              The Company intends to meet its short and long term liquidity needs with its current cash balances, cash flow from operations and future lines of credit.

              The Company has continued for an additional year its program to repurchase its Common Stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions.

Stock Dividend
--------------

              On March 13, 2001, the Company's Board of Directors declared a 5% stock dividend payable on March 23, 2001 to shareholders of record as of March 16, 2001. The Company anticipates that a total of approximately 246,000 shares of common stock will be issued in connection with the dividend. All stock-related data in future financial statements will reflect the stock dividend for all periods presented.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  The Company, certain of its officers and directors (who previously were outside directors (the "director defendants") of SunStar Healthcare, Inc. ("SunStar")) and other parties are named as defendants in In Re
                                                                           -----
SunStar  Healthcare  Securities  Litigation  (United  States  District Court for
-------------------------------------------
Middle District of Florida), a consolidated class action brought on behalf of a purported class of shareholders of Sunstar who purchased stock of Sunstar between June 15, 1998 and December 14, 1999. The Consolidated Amended Complaint (the "Complaint") (which supersedes all prior class action complaints) in this litigation purports to assert claims under sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, based upon alleged acts or omissions of the defendants which allegedly resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar (and its subsidiary SunStar Health Plan, Inc. ("Plan"), a Florida HMO presently in receivership). The Complaint also alleges that the Company (which allegedly held 30.5% of SunStar's common stock during SunStar's fiscal year ending July 31, 1998 and reduced its holdings to 21.6% at July 31, 2000) and the director defendants exercised control over SunStar and therefore are liable as "controlling persons" thereof. On October 23, 2000 the defendants filed motions to dismiss the Complaint, which motions were granted on February 16, 2001. Pursuant to the order granting such dismissal, the plaintiffs have until March 18, 2001 to file a further amended complaint. The Company believes that the complaints received to date are without merit and intends to continue to vigorously defend this action if a further amended complaint is filed against it.

                  In a related action, the director defendants, along with at least sixteen others, are named as defendants in Department of Insurance of the
                                                  ------------------------------
State of Florida v. Warren D. Stowell et al.  (Circuit Court,  Seminole  County,
--------------------------------------------
Florida) in which the plaintiff as the receiver of Plan brings claims purporting to arise out of the same facts forming the basis of the class action described in the paragraph above and other alleged actions relating to the insolvency of Plan. The Company understands that a related action also has been brought by the plaintiff against SunStar's auditors. The Company is not a party to these actions. An amended complaint relating to the action captioned above was filed on November 17, 2000, and on February 12, 2001, the director defendants filed motions to dismiss the action. The director defendants have advised the Company and the Company believes that the complaint is without merit. The director defendants also have advised the Company that they intend to vigorously defend the action captioned above. The Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws and applicable law in connection with all of the actions described herein.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The annual meeting of shareholders of the Company (the "Meeting") was held on December 6, 2000. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

                  At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                                    For            Withheld
                                                    ---            --------
                  Frederick H. Fialkow          4,034,842            5,439
                  Bernard Levine, M.D.          4,034,842            5,439
                  Steven Fialkow                4,034,842            5,439
                  Ira Greifer, M.D.             4,034,842            5,439
                  Robert C. Pordy, M.D.         4,034,842            5,439


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits:

                    3.3    By-laws.*

-------------------------------------
         * Filed herewith

              (b)   Reports on Form 8-K:  None

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      National Home Health Care Corp.



Date:  March 15, 2001                 /s/ Robert P. Heller
                                      ------------------------------------------
                                      Robert P. Heller
                                      Vice President of Finance (chief financial
                                      and accounting officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                              Description
------                              -----------

3.3                                 By-laws.