Form 10-Q
period 2001-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2001-06-12
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001
                                        --------------

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

The number of shares of common stock outstanding as of June 12, 2001 was 5,173,790.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2001

PART I.        FINANCIAL INFORMATION                                                  Page
                                                                                      ----

Item 1.        Financial Statements

               Consolidated Balance Sheets as of April 30, 2001
               and July 31, 2000 (unaudited)                                           3-4

               Consolidated Statements of Operations for the three months ended
               April 30, 2001 and April 30, 2000 and the nine months ended April
               30, 2001 and April 30, 2000 (unaudited)                                   5

               Consolidated Statements of Cash Flows for the nine
               months ended April 30, 2001 and April 30, 2000
               (unaudited)                                                               6

               Notes to Consolidated Financial Statements                              7-9

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 10-14

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                        15
Item 5.        Other Information                                                        16
Item 6.        Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                              17


                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                     UNAUDITED


                                                                          April 30, 2001              July 31, 2000
                                                                          --------------              -------------
ASSETS


Current assets:
     Cash and cash equivalents                                                $8,447,000               $4,856,000
     Investments                                                                  18,000                   18,000
     Accounts receivable-less allowance
         for doubtful accounts of
         $735,000 at April 30, 2001
         and $673,000 at July 31, 2000                                        16,254,000               15,715,000
     Prepaid expenses and other assets                                           481,000                  589,000
     Deferred taxes                                                              504,000                  504,000
                                                                             -----------              -----------
                                                                              25,704,000               21,682,000
         Total current assets

Furniture, equipment and leasehold
     improvements, net                                                           949,000                  760,000
Excess of cost over fair value of net assets of                                7,267,000                6,945,000
     businesses acquired, net
Other intangible assets, net                                                   1,957,000                1,257,000
Deposits and other assets                                                        213,000                  212,000
                                                                             -----------              -----------

         TOTAL                                                               $36,090,000              $30,856,000
                                                                             ===========              ===========

  (continued)


                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                     UNAUDITED

                                                                           April 30, 2001          July 31, 2000
                                                                           --------------          -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                    $   3,221,000          $  2,203,000
     Income taxes payable                                                           156,000               167,000
     Estimated third-party payor settlements                                      1,469,000                  ----
                                                                              -------------          ------------
         Total current liabilities                                                4,846,000             2,370,000

Stockholders' equity:
     Common stock, $.001 par value; authorized
          20,000,000 shares, issued 6,474,729 shares                                  6,000                 6,000
     Additional paid-in capital                                                  20,241,000            18,525,000
     Retained earnings                                                           13,480,000            12,274,000
                                                                              -------------          ------------
                                                                                 33,727,000            30,805,000

Less treasury stock (1,307,179 and 1,276,778 shares) at
     cost                                                                        (2,483,000)           (2,319,000)

         Total stockholders' equity                                              31,244,000            28,486,000
                                                                              -------------          ------------

                      TOTAL                                                     $36,090,000           $30,856,000
                                                                                ===========           ===========

See accompanying notes to consolidated financial statements.



                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     UNAUDITED

                                                        For the three months ended                  For the nine months ended
                                                                  April 30,                                   April 30,
                                                       -----------------------------                -------------------
                                                         2001                2000                   2001                  2000
                                                         ----                ----                   ----                  ----

Net patient revenue                                  $18,944,000            $15,245,000            $54,941,000        $39,780,000
                                                     -----------            -----------            -----------        -----------

Operating expenses:
     Cost of revenue                                  12,302,000              9,897,000             35,908,000         25,910,000
     General and administrative                        4,477,000              3,608,000             12,975,000          9,653,000
     Amortization of intangibles                         244,000                170,000                711,000            479,000
     Bad debt expense                                    180,000                235,000                490,000            470,000
                                                     -----------            -----------            -----------        -----------

         Total operating expenses                     17,203,000             13,910,000             50,084,000         36,512,000
                                                     -----------            -----------            -----------        -----------

Income from operations                                 1,741,000              1,335,000              4,857,000          3,268,000
                                                     -----------            -----------            -----------        -----------

Other income:
     Interest income                                      59,000                 46,000                137,000            168,000
     Gain resulting from sale of
         subsidiary stock                                  -----                  -----                  -----          1,602,000
                                                     -----------            -----------            -----------        -----------

Income before taxes                                    1,800,000              1,381,000              4,994,000          5,038,000

Provision for income taxes                               735,000                604,000              2,098,000          1,711,000
                                                     -----------            -----------            -----------        -----------

NET INCOME                                            $1,065,000               $777,000             $2,896,000        $ 3,327,000
                                                     ===========            ===========            ===========        ===========
Net income per share:
     Basic                                                 $0.21                  $0.15                  $0.58              $0.63
                                                     ===========            ===========            ===========        ===========
     Diluted                                               $0.20                  $0.15                  $0.57              $0.63
                                                     ===========            ===========            ===========        ===========

Weighted average shares outstanding:
     Basic                                             5,032,247              5,256,875              4,970,269          5,292,215

     Diluted                                           5,207,214              5,270,100              5,105,003          5,296,623


See accompanying notes to consolidated financial statements.


                                 NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the nine months ended April 30,
                                                                                          ----------------------------------------
                                                                                                 2001                     2000
                                                                                          ---------------          ---------------

Cash flows from operating activities:
     Net income                                                                           $     2,896,000          $     3,327,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                            886,000                  639,000
         Gain resulting from sale of subsidiary stock                                               -----               (1,602,000)
         Provision for doubtful accounts of write-offs                                             62,000                  243,000
         (Gain) loss on sale of assets                                                             26,000                   (6,000)
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
              Accounts receivable                                                                (601,000)              (2,904,000)
              Prepaid expenses and other current assets                                           107,000                 (102,000)
            (Increase) decrease in liabilities:
              Accounts payable, accrued expenses and other liabilities                          1,018,000                  656,000
              Income taxes payable                                                                (11,000)                 453,000
              Estimated third party payor settlements                                           1,469,000                  312,000
                                                                                          ---------------          ---------------
                  Net cash provided by operating activities                                     5,852,000                1,016,000
                                                                                          ---------------          ---------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                                   (412,000)                (225,000)
     Purchase of assets of business                                                            (1,733,000)              (4,790,000)
     Proceeds from sale of assets                                                                  22,000                   10,000
     Proceeds from sale of stock of equity investee                                                  ----                1,602,000
     Proceeds of investments                                                                         ----                  160,000
                                                                                          ---------------          ---------------
                  Net cash (used in) investing activities                                      (2,123,000)              (3,243,000)
                                                                                          ---------------          ---------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                                       26,000                     ----
     Purchase of treasury shares                                                                 (164,000)                (398,000)
                                                                                          ---------------          ---------------
                  Net cash (used in) financing activities                                        (138,000)                (398,000)
                                                                                          ---------------          ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            3,591,000               (2,625,000)

Cash and cash equivalents-beginning of period                                                   4,856,000                7,442,000
                                                                                          ---------------          ---------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                                                   $     8,447,000          $     4,817,000
                                                                                          ===============          ===============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Taxes                                                                            $     2,127,000          $     1,275,000
         Interest                                                                                   -----                    2,000


See accompanying notes to consolidated financial statements.


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

NOTE 2 - SUNSTAR HEALTHCARE, INC.

         SunStar Healthcare, Inc. ("SunStar") has been a publicly traded corporation since May 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of April 30, 2001, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment was $0.

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

         On August 25, 2000, the Company acquired, through Accredited, certain assets of Health Force Owned, Ltd. and its affiliates ("Health Force"). Health Force's operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. The purchase price of $1,822,000 in cash, including acquisition costs of $42,000, was generated from internal funds of the Company. The acquisition was accounted for as a purchase. The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing.

NOTE 4 - RECLASSIFICATION

         Certain amounts in the April 30, 2000 consolidated statements of operations have been reclassified to conform to the April 30, 2001 consolidated statements of operations.

NOTE 5 - STOCK DIVIDEND

         On March 13, 2001, the Company's Board of Directors declared a 5% stock dividend payable on March 23, 2001 for stockholders of record as of March 16, 2001. A total of 245,983 shares of common stock were issued in connection with the dividend. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

NOTE 6 - PER SHARE DATA

                                                                    For the three months ended
                                                                             April 30,
                                                                    -------------------------
                                                            2001                                 2000
                                                            ----                                 ----

                                                    Income             Shares             Income             Shares
                                                    ------             ------             ------             ------

Basic EPS:
         Net income                               $1,065,000        5,032,247           $777,000          5,256,875

Effect of dilutive securities -
         common stock options                          -----          174,967              -----             13,325
                                                  ----------        ---------           --------          ---------

Diluted EPS                                       $1,065,000        5,207,214           $777,000          5,270,100
                                                  ==========        =========           ========          =========

                                                                    For the nine months ended
                                                                              April 30,
                                                                    -------------------------
                                                            2001                                 2000
                                                            ----                                 ----

                                                    Income             Shares             Income             Shares
                                                    ------             ------             ------             ------

Basic EPS:
         Net income                               $2,896,000        4,970,269         $3,327,000          5,292,215
Effect of dilutive securities -
         common stock options                         -----           134,734              -----              4,408
                                                  ----------        ---------          ---------          ---------

Diluted EPS                                       $2,896,000        5,105,003         $3,327,000          5,296,623
                                                  ==========        =========         ==========          =========

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

         The Balanced Budget Act of 1997, as amended (the "Act"), was signed into law on August 5, 1997. Under the Act, until October 1, 2000, Medicare-certified home health agencies were reimbursed under an interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers are reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase of the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

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

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000.

         For the three months ended April 30, 2001, net patient revenue increased $3,699,000, or 24.3%, to $18,944,000 from $15,245,000 for the three months ended April 30, 2000. This increase is attributable in part to the acquisition of certain assets in New Jersey of Health Force in August 2000, in which state the Company's net patient revenue increased $1,017,000 over the periods. In addition principally as a result of the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations in New York, the Company's net patient revenue there increased $1,878,000 over the periods. Further, net patient revenue in Connecticut increased $804,000 over the periods, primarily due to the acquisition of certain assets of U.S. HomeCare-Connecticut in April 2000 and the successful penetration of the available market share.

         Gross profit margin remained at 35.1% for both the three months ended April 30, 2001 and April 30, 2000.

         General and administrative expenses increased $869,000, or 24.1%, to $4,477,000 for the three months ended April 30, 2001 from $3,608,000 for the three months ended April 30, 2000. This increase is attributable to the additional general and administrative expenses incurred in connection with the expansion into the markets previously served by U.S. HomeCare Connecticut and Health Force. As a percentage of net patient revenue, general and administrative expenses decreased slightly to 23.6% for the three months ended April 30, 2001 from 23.7% for the three months ended April 30, 2000.

         Amortization of intangibles increased $74,000, or 43.5%, to $244,000 for the three months ended April 30, 2001 from $170,000 for the three months ended April 30, 2000. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of certain assets of U.S. HomeCare-Connecticut and Health Force.

         The Company recorded a bad debt provision of $180,000 for the three months ended April 30, 2001, as compared to $235,000 for the three months ended April 30, 2000. As the Company has limited experience with many of the new payor sources with which it now contracts as a result of the Company's expansion into the new markets in both Connecticut and New Jersey, the Company has established a reserve against its accounts receivable. In addition, the Company has experienced increases in accounts receivable balances with certain of the Medicare certified agencies with which it contracts. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off.

         As a result of the foregoing, income from operations increased $406,000, or 30.4%, to $1,741,000 for the three months ended April 30, 2001 from $1,335,000 for the three months ended April 30, 2000.

         Interest income increased $13,000, or 28.3%, to $59,000 for the three months ended April 30, 2001 from $46,000 for the three months ended April 30, 2000. This decrease is attributable to the increase in operating cash flow in the current three month period.

         The Company's effective tax rate decreased to 40.8% for the three months ended April 30, 2001 from 43.7% for the three months ended April 30, 2000. This decrease is attributable to a decline in state income tax rates, an increase in work opportunity tax credits and an over accrual of taxes in the previous fiscal year.

         Net income increased $288,000, or 37.1%, to $1,065,000, or $.20 per share, in the three months ended April 30, 2001 from $777,000, or $.15 per share, in the three months ended April 30, 2000. This increase is attributable to the Company's recent growth through its acquisitions.

Nine Months Ended April 30, 2001 Compared to Nine Months Ended April 30, 2000.

         For the nine months ended April 30, 2001, net patient revenue increased $15,161,000, or 38.1%, to $54,941,000 from $39,780,000 for the nine months ended
April 30, 2000. This increase is attributable principally to an increase of $7,331,000 in net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition in November 1999 of certain assets of the Optimum Entities from its bankruptcy trustee, the acquisition of certain assets of U.S. HealthCare-Connecticut in April 2000 and the successful penetration of the available market share. In addition, the Company's net patient revenue increased $2,451,000 over the periods primarily as a result of the acquisition of certain assets of Health Force in August 2000. Further, the Company's net patient revenue in New York increased $5,379,000 as a result of the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations there.

         Gross profit margin decreased slightly to 34.7% for the nine months ended April 30, 2001 from 34.9% for the nine months ended April 30, 2000.

         General and administrative expenses increased $3,322,000, or 34.4%, to $12,975,000 for the nine months ended April 30, 2001 from $9,653,000 for the nine months ended April 30, 2000. This increase is attributable to the additional general and administrative expenses incurred in connection with the expansion into the markets previously served by the Optimum Entities, U.S HealthCare-Connecticut and Health Force. As a percentage of net patient revenue, general and administrative expenses decreased to 23.6% for the nine months ended April 30, 2001 from 24.2% for the nine months ended April 30, 2000.

         Amortization of intangibles increased $232,000, or 48.4%, to $711,000 for the nine months ended April 30, 2001 from $479,000 for the nine months ended April 30, 2000. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of certain assets of the Optimum Entities, U.S HomeCare-Connecticut and Health Force.

         The Company recorded a bad debt provision of $490,000 for the nine months ended April 30, 2001 as compared to $470,000 for the nine months ended April 30, 2000. This increase is explained in the above three-month discussion.

         As a result of the foregoing, income from operations increased $1,589,000, or 48.6%, to $4,857,000 for the nine months ended April 30, 2001 from $3,268,000 for the nine months ended April 30, 2000.

         Interest income decreased ($31,000), or (18.4%), to $137,000 for the nine months ended April 30, 2001 from $168,000 for the nine months ended April 30, 2000. This decrease is attributable to the cash used in investing activities resulting from the acquisition of certain assets of Health Force in August 2000.

         During the nine months ended April 30, 2000, the Company recorded a gain on sale of stock of equity investee in the amount of $1,602,000.

         The Company's effective tax rate increased to 42.0% for the nine months ended April 30, 2001 from 34.0% for the nine months ended April 30, 2000. This increase is attributable to a lower effective tax rate on the gain resulting from the sale of stock of equity investee recorded for the nine months ended April 2000. Excluding the gain from the sale of stock of equity investee in the prior nine-month period, the effective tax rate was 44.6%. This decrease is explained in the above three-month discussion.

         Net income decreased ($431,000), or (13.0%), to $2,896,000, or $.57 per share, in the nine months ended April 30, 2001 from $3,327,000, or $.63 per share, in the nine months ended April 30, 2000. This decrease is attributable to the gain resulting from sale of stock of equity investee, net of tax in the amount of $1,422,000, or $.27 per share, in the nine months ended April 30, 2000.

         The rate of inflation had no material effect on operations for the nine months ended April 30, 2001.

Financial Condition and Capital Resources
-----------------------------------------

         Current assets increased to $25,704,000 and current liabilities increased to $4,846,000, respectively, at April 30, 2001. This resulted in an increase in working capital of $1,546,000, from $19,312,000 at July 31, 2000 to $20,858,000 at April 30, 2001. Cash and cash equivalents increased $3,591,000, to $8,447,000 at April 30, 2001 from $4,856,000 at July 31, 2000. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities, offset by the cash used to acquire certain assets of Health Force in August 2000.

         The Company provided net cash from operating activities of $5,852,000 for the nine months ended April 30, 2001 as compared to cash provided by operating activities of $1,016,000 for the nine months ended April 30, 2000. The increase in cash provided by operating activities of $4,836,000, or 476%, is attributable to an increase in operating cash flow of $1,269,000, net decreases in operating assets of $2,512,000 and net increases in operating liabilities of $1,055,000 over the comparable period for the nine months ended April 30, 2000. Net cash used in investing activities for the nine months ended April 30, 2001, consisted of the purchase of certain assets of Health Force and equipment, offset by the proceeds from the sale of assets. Net cash used in investing activities for the nine months ended April 30, 2000 reflects the acquisitions of certain assets of the Optimum Entities and the purchase of equipment, offset by the proceeds from the sale of stock of equity investee, proceeds of investments and sale of assets. Net cash used in financing activities for the nine months ended April 30, 2001 consisted of the purchase of treasury shares, offset by the proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended April 30, 2000, consisted of the purchase of treasury shares.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 82 days at April 30, 2001 as compared to 92 days at April 30, 2000.

         The Company's two credit facilities in the aggregate amount of $4,000,000 expired on January 31, 2001. The Company is currently seeking a new $7,500,000 commercial line of credit with a bank to finance operations, including continuing to make acquisitions in the home health care field.

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

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

         The Company, certain of its officers and directors (who previously were outside directors (the "director defendants") of SunStar Healthcare, Inc. ("SunStar")) and other parties are named as defendants in In Re SunStar Healthcare Securities Litigation (United States District Court for Middle District of Florida), a consolidated class action brought on behalf of a purported class of shareholders of SunStar who purchased stock of SunStar between June 15, 1998 and December 14, 1999. The Consolidated Amended Complaint (the "Complaint") (which supersedes all prior class action complaints) in this litigation purports to assert claims under sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, based upon alleged acts or omissions of the defendants which allegedly resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar (and its subsidiary SunStar Health Plan, Inc. ("Plan"), a Florida HMO presently in receivership). The Complaint also alleges that the Company (which allegedly held 30.5% of SunStar's common stock during SunStar's fiscal year ending July 31, 1998 and reduced its holdings to 21.6% at July 31, 2000) and the director defendants exercised control over SunStar and therefore are liable as "controlling persons" thereof. On October 23, 2000, the defendants filed motions to dismiss the Complaint, which motions were granted on February 16, 2001. Pursuant to the order granting such dismissal, the plaintiffs filed a further amended complaint. On May 10, 2001, the defendants filed motions to dismiss the foregoing amended complaint. The court has not yet decided this motion. The Company believes that the complaints received to date are without merit and intends to continue to vigorously defend this action if the action continues.

         In a related action, the director defendants, along with at least sixteen others, are named as defendants in Department of Insurance of the State of Florida v. Warren D. Stowell et al. (Circuit Court, Seminole County, Florida) in which the plaintiff as the receiver of Plan brings claims purporting to arise out of the same facts forming the basis of the class action described in the paragraph above and other alleged actions relating to the insolvency of Plan. The Company understands that a related action also has been brought by the plaintiff against SunStar's auditors. The Company is not a party to these actions. An amended complaint relating to the action captioned above was filed on November 17, 2000, and on February 12, 2001, the director defendants filed motions to dismiss the action. On May 7, 2001, the court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. The director defendants have advised the Company and the Company believes that this action is without merit. The director defendants also have advised the Company that they intend to vigorously defend the action captioned above if a further amended complaint is filed against them. The Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws and applicable law in connection with all of the actions described herein.

Item 5.       Other Information

         On June 7, 2001, the Company announced that it has reached an agreement in principle to acquire, through a wholly-owned subsidiary or subsidiaries, from Star Multi Care Services, Inc. ("Star") certain assets of Star's subsidiary in New Jersey, as well as the stock of Star's subsidiaries operating in Pennsylvania and Ohio. The purchase price for the acquired assets and stock will be an undisclosed amount in cash (not subject to any financing contingency) and the assumption of certain liabilities of Star in New Jersey. The closing of this transaction is expected to occur by the end of 2001. The agreement in principle does not constitute a binding obligation by the Company or Star to consummate the proposed acquisition, which is subject to the negotiation and execution of definitive acquisition documents as well as a number of conditions precedent.

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

                           National Home Health Care Corp.



Date:  June 12, 2001       /s/ Robert P. Heller
                           -----------------------------------------------------
                           Robert P. Heller
                           Vice President of Finance and Chief Financial Officer
                           (chief financial and accounting officer)