Form 10-K
period 2001-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2001-10-29
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended July 31, 2001             mmission File Number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    22-2981141
---------------------------------               --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK              10583
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

             Yes     X                                No   _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 26, 2001, the aggregate market value of the common stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $47,544,462, calculated on the basis of the average closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's common stock on October 26, 2001 was 5,200,151.

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

     National Home Health Care Corp. (the "Company") is a Delaware corporation which was incorporated in 1983 and completed its initial public offering that year. Formerly Family Treatment Centers of America, Inc. and then National HMO Corp., in 1991 the Company changed its name to National Home Health Care Corp. The Company is a provider of home health care services in New York, New Jersey and Connecticut.

     The Company has four principal operating subsidiaries:

     o Health Acquisition Corp., formerly Allen Health Care Services, Inc. ("Allen Health Care"), a New York corporation that conducts home health care operations in New York.

     o New England Home Care, Inc. ("New England"), a Connecticut corporation that conducts home health care operations in Connecticut.

     o Accredited Health Services, Inc. ("Accredited"), a New Jersey corporation that conducts home health care operations in New Jersey.

     o Connecticut Staffing Works Corp. ("Connecticut Staffing"), a Connecticut corporation that conducts healthcare staffing operations in Connecticut.

     In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly-formed, wholly-owned subsidiary of the Company. In May 1996, SunStar completed its initial public offering (thus reducing the Company's ownership percentage in SunStar to approximately 37.6%) following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes and the Company accounted for its investment in SunStar using the equity method of accounting. During the fiscal year ended July 31, 1998, the Company's ownership percentage in SunStar was reduced to 30.5% as a result of the issuance by SunStar of additional shares of its common stock pursuant to a private placement. As of July 31, 2001, the Company's ownership percentage in SunStar was 21.6% and the Company's value of its investment in SunStar was $0. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations.

HEALTH ACQUISITION CORP.
D/B/A ALLEN HEALTH CARE SERVICES

     In October 1986, the Company acquired all of the outstanding capital stock of Allen Health Care. Allen Health Care is a provider of personal home health care services in New York State. Services are provided by registered nurses, personal care aides, home health aides and homemakers (collectively, "caregivers"). The Company is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has branch offices in Lindenhurst and Mount Vernon, New York. Case coordinating of patients is performed at these three offices. In addition, the company has satellite offices in Brooklyn, Hempstead and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Suffolk, Westchester, Queens, Kings, New York and the Bronx.

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

     Reimbursement for Allen Health Care's services is primarily by certified home health care agencies ("CHHAs") and long-term health care provider programs that subcontract their patients to Allen Health Care, as well as from private payors and the Nassau, Suffolk and Westchester Counties Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

     Allen Health Care provides home health care services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health regulations and contract requirements, visit patients regularly and review records of service completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, the home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

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

     In August 1998, Allen Health Care completed the acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan HomeCare"), a New York licensed home health care agency that provided home health aide services in Westchester County, New York. The acquisition expanded the geographic presence of the Company and enabled Allen

Health Care to become a participating provider in the Westchester County Department of Social Services Medicaid Program.

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

     New England, as a participant in the Medicare and Medicaid programs, is subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations, cost reporting and billing of claims. These audits can result in retroactive adjustments for payments received from these programs resulting in amounts due to governmental agencies.

CONNECTICUT STAFFING WORKS CORP.

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

ACCREDITED HEALTH SERVICES, INC.

     In October 1998, the Company acquired all of the outstanding capital stock of Accredited. Accredited is a licensed home health care company that provides home health aide services and skilled nursing services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has a branch office in Verona, New Jersey. Case coordinating of patients is performed in both the Hackensack and Verona offices.

     Accredited provides home health care services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are licensed under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. In March 2001, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional six months, through October 2001. Reimbursement for Accredited's services is primarily by the State of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their patients to Accredited and private payors.

     In August 2000, Accredited completed the acquisition of certain assets of Health Force Owned, Ltd. and its affiliates (collectively, "Health Force"). The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Accredited's growth depends on its ability to recruit and retain qualified home health aides. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

ORGANIZATION

     The Company's corporate headquarters are located in Scarsdale, New York, where all corporate administrative functions are performed. The Company's operations are divided among its four operating subsidiaries, which operate as separate entities in each state. Each subsidiary has a main administrative office where all management functions are performed and overseen by the subsidiary President. Each administrative office performs intake and case coordinating of patients, corporate compliance, human resources, marketing and all financial and accounting functions.

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

EMPLOYEES AND LABOR RELATIONS

     As of October 26, 2001, the Company had approximately 2,800 full and part-time employees of whom approximately 19 were employed in various management capacities and four (4) were employed in marketing capacities. The Company has no union contracts with any of its employees. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

     A majority of the employees of Allen Health Care have voted in favor of AFSCME District Council 1707 as their collective bargaining representative. Negotiations with that union have commenced, although the terms of any collective bargaining agreement have not been determined.

RISK FACTORS

     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report. Some of the following statements are forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Private Litigation Reform Act of 1995."

IF THE COMPANY IS UNABLE TO ATTRACT QUALIFIED CAREGIVERS FOR ITS HOME HEALTH CARE BUSINESS AT REASONABLE COSTS, IT COULD INCREASE THE COMPANY'S OPERATING COSTS AND NEGATIVELY IMPACT ITS BUSINESS

     The Company relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of the Company's customers. The Company competes for home health care services personnel with other providers of home health care services. The Company must continually evaluate and expand its network of caregivers to keep pace with its customers' needs. Currently, there is a shortage of qualified nurses and a diminishing pool of home health aides in the states in which the Company conducts its business, competition for nursing personnel is increasing, and salaries and benefits have risen. The Company may be unable to continue to increase the number of caregivers that it recruits, decreasing the potential for growth of the Company's business. The Company's ability to attract and retain caregivers depends on several factors, including the Company's ability to provide such caregivers with assignments that they view as attractive and with competitive benefits and wages. There can be no assurance that the Company will be successful in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than the Company anticipates and, as a result, if it is unable to pass these costs on to its customers, the Company's profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of its services to its customers may decline and, as a result, it could lose certain customers. In addition, a majority of the employees of Allen Health Care have voted in favor of AFSCME District Council 1707 as their collective bargaining representative. Negotiations with that union have commenced, although the terms of any collective bargaining agreement have not been determined. There can be no assurance that further unionizing activity will not occur at other subsidiaries of the Company nor that any such activity will not have a material adverse effect on the Company.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE MARKET AND ITS SUCCESS DEPENDS ON ITS ABILITY TO REMAIN COMPETITIVE IN OBTAINING AND RETAINING REFERRALS AND CAREGIVERS

     The home health care business is highly competitive. Some of the Company's competitors, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Some of the Company's competitors may have greater marketing and financial resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining customers are the quality of services provided and the pricing of such services, as well as identifying qualified caregivers for specific job requirements and providing qualified employees in a timely manner. The Company competes for caregivers based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that it provides. Competition for referrals and caregivers may increase in the future and, as a result, the Company may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, the Company could lose revenues or customers and its margins could decline, which could have a material adverse effect on the Company. In addition, the development of alternative recruitment channels could lead the Company's customers to bypass its services, which would also cause the Company's revenues and margins to decline.

THE COMPANY'S BUSINESS DEPENDS UPON ITS ABILITY TO SECURE NEW BUSINESS FROM ITS CUSTOMERS BECAUSE THE COMPANY DOES NOT HAVE LONG-TERM AGREEMENTS OR EXCLUSIVE CONTRACTS WITH THEM

     The Company does not have long-term agreements or exclusive guaranteed order contracts with its customers. The success of the Company's business is dependent upon its ability to continually secure new business from its customers and to service such new business with its caregivers. The Company's customers are free to seek services from the Company's competitors and choose to use caregivers that such competitors offer them. Therefore, the Company must maintain positive relationships with its customers, otherwise the Company may be unable to generate new business for its caregivers, which could have a material adverse effect on the Company.

HEALTHCARE REFORM COULD NEGATIVELY IMPACT THE COMPANY'S BUSINESS OPPORTUNITIES, REVENUES AND MARGINS

     The U.S. government has undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, the Company's current customers may react by spending less on home health care services. If this were to occur, the Company would have fewer business opportunities, which could have a material adverse effect on its business.

     Furthermore, third parties such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by the Company's current customers to obtain full reimbursement from those third parties could reduce the demand or the price paid for the Company's services.

IF  THE  COMPANY  IS  FOUND  TO  BE  IN   VIOLATION  OF  MEDICARE  AND  MEDICAID
REIMBURSEMENT REGULATIONS, IT COULD BECOME SUBJECT TO RETROACTIVE ADJUSTMENTS AND RECOUPMENTS

     The Company, as a Medicare and Medicaid provider, is subject to retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While the Company believes it is in material compliance with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that the Company, pursuant to such audits, reviews and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that the Company is in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on the Company.

THE COMPANY OPERATES IN A REGULATED INDUSTRY AND CHANGES IN REGULATIONS OR VIOLATIONS OF REGULATIONS MAY RESULT IN INCREASED COSTS OR SANCTIONS THAT COULD REDUCE ITS REVENUES AND PROFITABILITY

     The Company is subject to substantial and frequently changing federal, state and local regulation. The Company must also comply with state licensing along with federal and state eligibility standards for certification as a Medicare and Medicaid provider. In addition, new laws and regulations are adopted periodically to regulate new and existing services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of Medicare reimbursement and certification and certain financial relationships with health care providers (collectively, the "fraud and abuse laws"). Although the Company intends to comply with all applicable federal and state fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. (For further discussion on such fraud and abuse laws, see " - Medicare Fraud and Abuse"). There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactments of new laws or regulations, will not have a material adverse effect on the Company. The Company is subject to state laws governing Medicaid, professional training, licensure and financial relationships with physicians. The Company's operations must comply with all applicable laws, regulations and licensing standards and all of the Company's employees who are caregivers must maintain licenses to provide services offered by the Company. In addition, the Balanced Budget Act of 1997, as amended (the "Balanced Budget Act"), introduced several government initiatives causing changes to Medicare reimbursement, which changes have resulted in the Company experiencing a decline in revenue from its Medicare certified nursing agency. (For further discussion on the Balanced Budget Act, see " - Medicare"). There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company.

SIGNIFICANT LEGAL ACTIONS COULD SUBJECT THE COMPANY TO SUBSTANTIAL LIABILITIES

     Provision of home health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits which may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains professional liability insurance intended to cover such claims in amounts which management believes are in accordance with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract customers or to expand its business. In addition, one of the Company's subsidiaries is self-insured for its workers compensation and is at risk for claims up to certain levels.

THE COMPANY IS DEPENDENT ON REIMBURSEMENT BY THIRD-PARTY PAYORS

     For the twelve months ended July 31, 2001, 2000 and 1999, the percentage of the Company's revenues derived from Medicare and Medicaid was 51%, 36% and 34%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payor sources and any changes in applicable government regulations could have a material adverse effect on the Company. Changes in the mix of the Company's patients among Medicare, Medicaid and other payor sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO COMPLY WITH NEW FEDERAL HEALTH CARE INITIATIVES, PARTICULARLY CONCERNING MEDICARE AND MEDICAID

     The health care industry continues to undergo dramatic changes. With the change in administration, new federal health care initiatives, particularly concerning Medicare and Medicaid, may be launched. For example, the Health Insurance Portability and Accountability Act, introduced in 1996, has mandated an extensive set of regulations to protect the privacy of identifiable health information, and is currently scheduled to become effective in early 2002. There can be no assurance that other equally sweeping federal health care legislation will not be adopted in the future. It is also possible that proposed federal legislation will include language that provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

THERE CAN BE NO ASSURANCE (I) THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY COMPLETE THE INTEGRATION OF ITS RECENT ACQUISITIONS AND MARKET PENETRATIONS, OR
(II) THAT THE COMPANY WOULD BE SUCCESSFUL IN CLAIMS, IF ANY, FOR INDEMNIFICATION FROM SELLERS IN SUCH TRANSACTIONS

     In recent years, the Company's strategic focus was on the acquisition of small to medium sized home health care providers in targeted markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into the Company's business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. The Company may not be able to fully integrate the operations of the acquired businesses with its own in an efficient and cost-effective manner. The failure to effectively integrate either of these businesses could have a material adverse effect on the Company. In addition, the Company's growth over the last several years principally has been the result of acquisitions and penetrations of markets abandoned by competitors. There can be no assurance that the Company will be able to identify suitable acquisitions or available market share in the future nor that any such opportunities, if identified, will be consummated on terms favorable to the Company, if at all. In the absence of such successful transactions, there can be no assurance that the Company will experience further growth, nor that such transactions, if consummated, will result in further growth.

     In addition, although the Company attempted in its acquisitions to determine the nature and extent of any pre-existing liabilities, and generally has the right to seek indemnification from the previous owners for acts or omissions arising prior to the date of the acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense on the part of the Company. If the Company or any of its subsidiaries were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on the Company or its subsidiary could have a material adverse effect on the Company.

DIFFICULTIES   IN  MAINTAINING   THE  COMPANY'S   MANAGEMENT   INFORMATION   AND
COMMUNICATIONS SYSTEMS MAY RESULT IN INCREASED COSTS THAT MAY REDUCE THE COMPANY'S PROFITABILITY

     The Company's ability to deliver its home health care services to its customers and manage its internal systems depends to a large extent upon the performance of the Company's management information and communications systems. If these systems do not adequately support the Company's operations, or if the Company is required to incur significant additional costs to maintain or expand these systems, its business and financial results could be materially adversely affected.

THE LOSS OF KEY SENIOR MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO REMAIN COMPETITIVE

     The Company believes that the success of its business strategy and its ability to operate profitably depends on the continued employment of its senior management team. If any member of the Company's senior management team become unable or unwilling to continue in his present positions, the Company's business and financial results could be materially adversely affected.

COMPETITION

     The home health care field is highly competitive in each state in which the Company operates. The Company is competing with numerous other licensed as well as certified home health care agencies in each of the markets it serves. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Competition also involves the quality of services provided and the pricing for such services. As a result of changes in Medicare reimbursement and the competitive pressures of managed care, the home health care industry continues to experience consolidation. In addition, the Company believes that smaller, less financially secure home health agencies will continue to find it difficult to compete for market share and comply with regulatory compliance standards.

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

     One or more customers have each accounted for more than 10% of the Company's revenue. For the fiscal years ended July 31, 2001, 2000 and 1999, Visiting Nurse Service of New York, a non-profit Medicare home health care agency, accounted for 6%, 10% and 16%, respectively, of the Company's revenue; the State of New York Department of Social Services personal care aide program for the counties of Nassau, Suffolk and Westchester accounted for 10%, 9% and 16%, respectively, of the Company's revenue; and the State of Connecticut Department of Social Services medical assistance program accounted for 32%, 17% and 6%, respectively, of the Company's revenue. The loss of any of the foregoing customers would have a material adverse effect on the Company.

     Although the Company had been notified in October 1999 by Visiting Nurse Service of New York that commencing in 2000 it would not continue to subcontract home health aides from Allen Health Care, in each of the last two years Allen Health Care had its contract with Visiting Nurse Service of New York renewed for an additional year.

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

MEDICARE

     Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut. Approximately 2%, 6% and 8% of revenue for the fiscal years ended July 31, 2001, 2000 and 1999, respectively, were derived from the Medicare program.

     The Balanced Budget Act was signed into law in August 1997. The Balanced Budget Act made significant changes in the reimbursement system for Medicare home health services. The primary change that affects the Company is a restructuring of the reimbursement system related to Medicare certified home care agencies.

     Under the Balanced Budget Act, Medicare home care reimbursement changes were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, Medicare home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit based on 98% of 1994 costs adjusted for inflation. Under IPS, most Medicare providers were reimbursed under an agency-specific per patient cost limit. Prior to the implementation of IPS, Medicare reimbursed providers on reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase under the Balanced Budget Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and also is adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care". The 60-day episode is the basic unit of payment. The 60-day episode coordinates with the 60-day physician re-certification of the plan of care and with the 60-day reassessment of the patient using the Outcomes and Assessment Information Set ("Oasis"). Oasis is the outcome study that Medicare utilized over a two-year period to determine the amount of reimbursement to providers for each 60-day episode.

     As a result of the changes to Medicare reimbursement imposed by the Balanced Budget Act, the Company experienced a decline in revenue from its Medicare certified nursing agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals primarily from Medicare certified agencies, whose future reimbursement may be adversely affected. Accordingly, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume in business. To date, the impact of the change to the prospective payment system has not had a material effect on the Company's operations.

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

MEDICAID

     Approximately 48%, 30% and 27% of revenue for the fiscal years ended July 31, 2001, 2000 and 1999, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey and in Nassau, Suffolk and Westchester Counties, New York. Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

ITEM 2.    PROPERTIES.

     The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through the year 2005. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:


                                   Approximate                                                Expiration Date
Location                           Square Feet      Use                                             of Lease

Scarsdale, NY                         2,679         Corporate headquarters               October 31, 2003
Queens, NY                           12,300         Administrative office                January 31, 2005
Lindenhurst, NY                       1,250         Branch office                        July 31, 2002
Mount Vernon, NY                      2,400         Branch office                        December 31, 2001
Hempstead, NY                         3,800         Satellite office                     September 30, 2004
Brooklyn, NY                            800         Satellite office                     October 31, 2001
Bronx, NY                               648         Satellite office                     August 31, 2001
Milford, CT                          15,036         Administrative office                September 30, 2002
Cromwell, CT                         12,419         Administrative office                June 30, 2003
Norwalk, CT                           1,400         Satellite office                     September 30, 2001
Hamden, CT                              774         Satellite office                     July 31, 2002
Waterbury, CT                         2,000         Satellite office                     October 31, 2003
Danbury, CT                             780         Satellite office                     June 30, 2002
Branford, CT                            200         Satellite office                     August 31, 2001
Hartford, CT                            989         Satellite office                     April 30, 2002
Norwich, CT                           1,200         Satellite office                     April 30, 2002
Bridgeport, CT                          588         Satellite office                     April 30, 2002
Hackensack, NJ                        4,281         Administrative office                September 30, 2005
Verona, NJ                            1,765         Branch office                        October 31, 2001

     The Company believes that its office facilities are adequate for the conduct of its existing operations. The Company regularly evaluates the suitability and the overall adequacy of its various offices. The Company believes that it will be able to either (i) renew any leases that will expire during the current fiscal year or (ii) find adequate leases in lieu of any leases that have expired or will expire during the current fiscal year.

ITEM 3.    LEGAL PROCEEDINGS.

     The Company, certain of its officers and directors (who previously were outside directors of SunStar) (the "director defendants") and other parties were named as defendants in In Re SunStar Healthcare Securities Litigation (United States District Court for Middle District of Florida), a consolidated class action brought on behalf of a purported class of shareholders of SunStar who purchased stock of SunStar between June 15, 1998 and December 14, 1999. In February 2001, the Court dismissed the Consolidated Amended Complaint and granted plaintiffs leave to amend. The plaintiffs' Second Consolidated Amended Complaint (the "Complaint") purported to assert claims under sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, based upon alleged acts or omissions of the defendants that allegedly resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar (and its subsidiary SunStar Health Plan, Inc., a Florida HMO presently in receivership ("Plan")). The Complaint also alleged that the Company (which allegedly held 30.5% of SunStar's common stock during SunStar's fiscal year ended July 31, 1998 and reduced its holdings to approximately 25% in 1999) and the director defendants exercised control over SunStar and therefore are liable as "controlling persons" of SunStar. In October 2001, the Court granted the defendants' motion to dismiss the Complaint with prejudice. The Company does not know whether plaintiffs will exercise their right to appeal this decision against them.

     In a related action, the director defendants, along with thirteen others, are named as defendants in Department of Insurance of the State of Florida v. Warren D. Stowell et al. (Circuit Court, Seminole County, Florida) in which the plaintiff as the receiver of Plan brings claims purporting to arise out of the same facts forming the basis of the class action described in the paragraph above and other alleged matters relating to the insolvency of Plan. The Company understands that a related action also has been brought by the plaintiff against SunStar's and Plan's auditors. The Company is not a party to these actions. An amended complaint relating to the action captioned above was filed on November 17, 2000, and on February 12, 2001 the director defendants filed motions to dismiss the action. On May 7, 2001, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001 the director defendants filed a motion to dismiss the amended complaint. The Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws and applicable law in connection with all of the actions described herein. At this early stage of the action captioned above, it is premature to assess the likelihood of the Company incurring any loss by virtue of the foregoing.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET INFORMATION

     The Company's common stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2000 and 2001. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                          Market Prices
                                                                              --------------------------------------
                                                                                    High                Low
Year ended July 31, 2000

1st Quarter..............................................................           $4.75               $3.75
2nd Quarter..............................................................            4.25                3.50
3rd Quarter..............................................................            5.06                3.63
4th Quarter..............................................................            5.00                4.00

Year ended July 31, 2001

1st Quarter..............................................................           $6.94               $4.50
2nd Quarter..............................................................            5.75                5.06
3rd Quarter..............................................................            7.31                5.12
4th Quarter..............................................................           10.03                6.10

     (B) HOLDERS

     There were approximately 135 holders of record of the Company's common stock as of October 26, 2001, excluding shares held by depository companies for certain beneficial owners.

     (C) Dividends

     The Company has not declared or paid any cash dividends on its common stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends. On March 13, 2001, the Board of Directors of the Company declared a 5% stock dividend payable on March 23, 2001 to stockholders of record on March 16, 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Company's audited Consolidated Financial Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.



                                                                 Fiscal Years Ended July 31,
                                       --------------------------------------------------------------------------------
                                              2001            2000           1999             1998            1997
                                       --------------------------------------------------------------------------------

   STATEMENT OF OPERATIONS DATA:
   Revenue .........................   $ 74,492,000   $ 55,574,000   $ 38,518,000    $ 34,313,000    $ 35,070,000
   Operating expenses ..............     67,804,000     51,247,000     36,090,000      31,394,000      31,770,000
   Income from operations ..........      6,688,000      4,327,000      2,428,000       2,919,000       3,300,000
Other income (loss):
    Interest income ................        216,000        220,000        385,000         547,000         446,000
     Gain resulting from sale of
      Subsidiary's stock ...........           --        1,602,000           --              --              --
    Gain resulting from subsidiary's
     stock offering ................           --             --             --           331,000            --
    (Loss) from equity investee ....           --             --         (674,000)     (1,630,000)       (612,000)
   Income before income taxes ......      6,904,000      6,149,000      2,139,000       2,167,000       3,134,000
   Provision for income taxes ......      2,704,000      2,058,000      1,001,000         964,000       1,278,000
   Net income ......................      4,200,000      4,091,000      1,138,000       1,203,000       1,856,000
   Diluted net income per share of
   common stock ....................   $       0.78   $       0.77   $       0.21    $       0.22    $       0.33

     The above results include the operations of SunStar through April 30, 1996. Subsequent thereto, the operations of SunStar are recorded on the equity method and are reflected above as loss from equity investee.


                                                                       At July 31,
                                    -----------------------------------------------------------------------------------
                                           2001             2000            1999             1998             1997
                                    -----------------------------------------------------------------------------------

BALANCE SHEET DATA:

Total assets......................       $37,250,000      $30,988,000     $26,092,000     $25,503,000      $25,224,000
Working capital...................        22,426,000       19,312,000      17,708,000      19,134,000       16,853,000
Retained earnings.................        14,784,000       12,274,000       8,183,000       7,045,000        5,842,000
Stockholders' equity..............        32,584,000       28,486,000      25,013,000      24,281,000       23,360,000


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

         The Company is subject to external factors that could significantly impact its business, including potential reductions in reimbursement rates by Medicare, Medicaid and third party payors for the Company's services, retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

     The implementation of IPS under the Balanced Budget Act resulted in a decrease in Medicare revenue from the Company's Medicare certified agency. See "Item 1. Business - General - Medicare".

     On August 25, 2000, the Company acquired through Accredited certain assets of Health Force. Health Force's operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. The acquisition was accounted for utilizing purchase accounting principles.

     On April 14, 2000, the Company acquired through New England certain assets of U.S. HomeCare-Connecticut. The acquisition was accounted for utilizing purchase accounting principles. See "Item 1. Business - General - New England Home Care, Inc.".

     On November 1, 1999, the Company acquired through New England certain assets of the Optimum Entities. The Company is operating the acquired assets through New England and Connecticut Staffing. The Optimum Entities had been engaged in the business of providing home health care and staffing related services in Connecticut. The acquisition was accounted for utilizing purchase accounting principles. See "Item 1. Business - General - New England Home Care, Inc.".

     On October 30, 1998, the Company acquired all the outstanding common shares of Accredited, a licensed home health care company that provides home health care services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The acquisition was accounted for utilizing purchase accounting principles. See "Item 1. Business - General - Accredited Health Services, Inc.".

     On August 10, 1998, the Company acquired through Allen Health Care certain assets of Bryan Home Care. The acquisition was accounted for utilizing purchase accounting principles. See "Item 1. Business - General - Health Acquisition Corp. d/b/a Allen Health Care Services".

     SunStar, formerly a wholly owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of July 31, 2001, the Company's value of its investment in SunStar is $0.

RESULTS OF OPERATIONS

                           FISCAL YEAR ENDED JULY 31,

                                                           2001       2000          1999
                                                           ----       ----          ----

Net patient revenue                                        100.0%     100.0%     100.0%

Cost of revenue                                             65.2       65.6       65.8

General and administrative                                  23.7       24.4       26.4

Bad debt expense                                              .8        1.0         --

Amortization of intangibles                                  1.3        1.2        1.4
                                                             ----       ----       ----

Total operating expenses                                    91.0       92.2       93.6

Income from operations                                       9.0        7.8        6.4

Gain resulting from sale of stock of equity investee          --        2.9         --

(Loss) from equity investee                                   --         --       (1.8)

Interest income                                               .3         .4        1.0
                                                             ----       ----       ----

Income before income taxes                                   9.3       11.1        5.6

Provision for income taxes                                   3.7        3.7        2.6
                                                             ----       ----       ----

Net income                                                   5.6%       7.4%       3.0%
                                                             ====       ====       ====

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

     For the fiscal year ended July 31, 2001 ("fiscal 2001"), net patient revenue increased $18,918,000, or 34%, to $74,492,000 from $55,574,000 for the fiscal year ended July 31, 2000 ("fiscal 2000"). This increase is attributable to $8,190,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition in November 1999 of certain assets of the Optimum Entities, the acquisition of certain assets of U.S. HomeCare-Connecticut in April 2000 and the successful penetration of the available market share. In addition, as a result of the acquisition in August 2000 of certain assets of Health Force in New Jersey, the Company's net patient revenue increased $3,538,000 over fiscal 2000. Further, the Company's net patient revenue in New York increased $7,190,000 as a result of, among other things, the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations there.

     Gross profit margin increased to 34.8% for fiscal 2001 from 34.4% for fiscal 2000. This slight increase is attributable to the higher reimbursement rates realized from the expansion in the Connecticut and New Jersey markets.

     General and administrative expenses increased $4,091,000, or 30.2% to $17,628,000 from $13,537,000 in fiscal 2000. This increase is attributable to the additional general and administrative expenses, consisting primarily of additional administrative personnel and occupancy related costs, incurred in connection with the expansion into the markets previously served by the Optimum Entities, U.S. HomeCare-Connecticut and Health Force. As a percentage of net patient revenue, general and administrative expenses decreased to 23.7% in fiscal 2001 from 24.4% in fiscal 2000.

     Amortization of intangibles increased $296,000, or 44.8% to $956,000 in fiscal 2001 from $660,000 in fiscal 2000. This increase is attributable to the amortization of goodwill and intangibles associated with the acquisitions of certain assets of the Optimum Entities, U.S. Home Care-Connecticut and Health Force.

     The Company recorded a bad debt provision of $670,000 in fiscal 2001, as compared to $595,000 in fiscal 2000. The Company has experienced increases in accounts receivable with certain of the Medicare certified agencies and healthcare facilities with which it contracts.

     As a result of the foregoing, income from operations increased $2,361,000, or 54.6% to $6,688,000 in fiscal 2001 from $4,327,000 in fiscal 2000.

     Interest income decreased slightly to $216,000 in fiscal 2001 from $220,000 in fiscal 2000. This decrease is attributable to the decline in interest rates during fiscal 2001.

     During fiscal 2000, the Company recorded a gain resulting from the sale of stock of equity investee of $1,602,000 resulting from the sale of 259,510 shares of SunStar.

     The Company's effective tax rate increased to 39.2% in fiscal 2001 as compared to 35.5% in fiscal 2000. This increase is attributable to a lower effective tax rate on the gain resulting from the sale of stock of equity investee in fiscal 2000. Excluding the gain resulting from the sale of stock of equity investee, the effective tax rate decreased from 41.3% in fiscal 2000. This decrease is the result of a benefit recorded in fiscal 2001 for an over-accrual of taxes in fiscal 2000.

     Net income increased $109,000, or 2.7% to $4,200,000, or $.78 per share in fiscal 2001 from $4,091,000, or $.77 per share in fiscal 2000.

YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

     For fiscal 2000, net patient revenue increased $17,056,000, or 44.3%, to $55,574,000 from $38,518,000 for the fiscal year ended July 31, 1999 ("fiscal 1999"). This increase was attributable to $17,877,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition on November 1, 1999 of certain assets of the Optimum Entities and the successful penetration of the available market share, offset by the decline in same source net patient revenue of ($821,000). As a result of such expansion, net patient revenue from New

England increased $14,109,000, or 145.7% to $23,627,000 for fiscal 2000 from $9,685,000 for fiscal 1999. To a lesser degree, net patient revenue generated from New England also benefited from the acquisition of certain assets of U.S. HomeCare-Connecticut. Also as a result of such expansion, net patient revenue from Connecticut Staffing generated net patient revenue of $3,768,000 for fiscal 2000 as compared to $0 for fiscal 1999. During fiscal 2000, net patient revenue from Allen Health Care decreased ($1,282,000), or (5.2%) to $23,627,000 from $24,909,000 for fiscal 1999. This decrease was attributable to the decline in hours and, in some cases, a decrease in reimbursement rates from the Medicare certified home health care agencies that Allen Health Care contracts with, as a result of the implementation of IPS. Net patient revenue from Accredited for fiscal 2000 was $4,385,000 as compared to $3,924,000 for fiscal 1999. This increase was attributable to twelve months of revenue in fiscal 2000 as compared to nine months of revenue in fiscal 1999.

     Gross profit margin increased to 34.4% for fiscal 2000 from 34.2% for fiscal 1999. This increase was attributable to the higher reimbursement rates realized in the expansion into the market previously served by the Optimum Entities and U.S. HomeCare-Connecticut.

     General and administrative expenses increased $3,354,000, or 32.9%, to $13,537,000 in fiscal 2000 from $10,183,000 in fiscal 1999. This increase was attributable to the additional general and administrative expenses incurred in connection with the expansion into the market previously served by the Optimum Entities and U.S. HomeCare-Connecticut. As a percentage of net patient revenue, general and administrative expenses decreased to 24.4% in fiscal 2000 from 26.4% in fiscal 1999.

     The Company recorded a provision of $595,000 in bad debt expense in fiscal 2000 as compared to $0 in fiscal 1999. As the Company did not have experience with many of the new payor sources with which it started contracting as a result of the expansion into the new markets in Connecticut, the Company established a reserve against its accounts receivable. In addition, the Company experienced increases in accounts receivable balances with certain of the Medicare certified agencies with which it contracted. Accordingly, the Company reserved against accounts receivable in the event that some of these accounts would have to be written off. The Company was closely monitoring the credit terms extended to these agencies.

     Amortization of intangibles increased $110,000, or 20%, to $660,000 in fiscal 2000 from $550,000 in fiscal 1999. This increase was attributable to the amortization of goodwill and intangibles associated with the acquisition of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut during fiscal 2000.

     As a result of the foregoing, income from operations increased $1,899,000, or 78.2%, to $4,327,000 in fiscal 2000 from $2,428,000 in fiscal 1999.

     Interest income decreased ($165,000), or (42.9%), to $220,000 in fiscal 2000 from $385,000 in fiscal 1999. This decrease was attributable to cash used in investing activities resulting from the acquisition of certain assets of the Optimum Entities and U.S. HomeCare-Connecticut.

     During fiscal 2000, the Company recorded a gain on sale of subsidiary stock of $1,602,000 resulting from the sale of 259,510 shares of SunStar. During fiscal 1999, the Company recorded a loss from equity investee of ($674,000), representing the Company's share of the net loss reported by SunStar for the same period.

     The Company's effective tax rate decreased to 33.5% in fiscal 2000 as compared to 46.8% in fiscal 1999. This decrease was attributable to both a lower effective tax rate on the sale of SunStar stock in fiscal 2000 and to no income tax benefit recorded in fiscal 1999 related to the loss from equity investee. Excluding the gain resulting from sale of subsidiary stock and the loss from equity investee, the effective tax rate increased to 41.3% in fiscal 2000 from 35.6% in fiscal 1999. This increase was the result of a benefit recorded in fiscal 1999 for an overacrrual of taxes in the fiscal year ended July 31, 1998.

     Net income increased $2,953,000, or 259%, to $4,091,000, or $.78 per share in fiscal 2000 from $1,138,000, or $.21 per share in fiscal 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Current assets increased to $27,092,000 and current liabilities increased to $4,666,000, respectively, at July 31, 2001. This resulted in an increase in working capital of $3,114,000 from $19,312,000 at July 31, 2000 to $22,426,000 at July 31, 2001. Cash and cash equivalents increased $4,226,000 to $9,082,000 at July 31, 2001 from $4,856,000 at July 31, 2000. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities, offset by the cash used to acquire certain assets of Health Force in August 2000.

     Net cash provided by operating activities was $6,513,000 in fiscal 2001 as compared to $1,305,000 in fiscal 2000. The increase in cash provided by operating activities of $5,208,000, or 399%, is attributable to an increase in operating cash flow of $1,745,000, net decreases in operating assets of $2,568,000 and net increases in operating liabilities of $895,000.

     Investing activities in fiscal 2001 used cash of ($2,185,000) as compared to cash used of ($3,273,000) in fiscal 2000. The cash used in investing activities in fiscal 2001 consisted of the purchase of certain assets of Health Force and the purchase of equipment, offset by the proceeds from the sale of assets. The cash used in investing activities in fiscal 2000 consisted of the acquisitions made by the Company and the purchase of equipment, offset by the proceeds of sale of stock of equity investee, proceeds of investments and the sale of assets.

     Financing activities in fiscal 2001 used cash of ($102,000) as compared to ($618,000) in fiscal 2000. The cash used in fiscal 2001 reflects the purchase of treasury shares pursuant to the Company's stock repurchase plan, offset by the proceeds from the exercise of stock options and the related tax benefit. Net cash used in financing activities in fiscal 2000 reflects the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 81 days in fiscal 2001 and 89 days in fiscal 2000.

     On October 24, 2001, the Company closed on a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears.

     The Company intends to meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its existing credit facility.

     In October 2001, the Board of Directors extended for one year its program to repurchase its common stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program would be financed out of existing cash or cash equivalents.

     Other than as set forth herein, the Company has no material commitments for capital expenditures.

INFLATION AND SEASONALITY

     The rate of inflation had no material effect on operations for fiscal 2001. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized the FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS

142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $7,166,000 and other intangible assets is $1,817,000. Amortization expense during the year ended July 31, 2001 was $956,000. Currently the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

DISCLOSURE REGARDING PRIVATE LITIGATION REFORM ACT OF 1995

     Except for historical information contained in this report on Form 10-K, certain matters set forth herein are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as market acceptance, pricing and demand for the Company's services, changing regulatory environment, changing economic conditions, risks in connection with acquisitions, ability to attract and retain qualified personnel, ability to manage the Company's growth, and other risks detailed in the Company's other filings with the Securities and Exchange Commission (the "SEC"). In particular, in addition to the specific regulatory matters described herein, the Company generally, as a participant in the home health care industry, is subject to extensive federal, state and local regulations. There can be no assurance that any of these regulations will not change from existing standards, that additional standards will not be imposed or that the Company will not experience adverse effects as a result of efforts to comply with applicable standards, which are extensive, complex and often-changing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-31.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 22, 2001, the Company dismissed Holtz Rubenstein & Co., LLP ("Holtz Rubenstein") as the Company's independent public accountants.

     On June 22, 2001, the Company selected BDO Seidman, LLP ("BDO Seidman") to replace Holtz Rubenstein as the Company's independent public accountants. The decision to change auditors was approved by the Audit Committee of the Board of Directors.

         Holtz Rubenstein's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During fiscal 1999 and fiscal 2000, and the subsequent interim period through June 22, 2001, there were no disagreements with Holtz Rubenstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Holtz Rubenstein, would have caused Holtz Rubenstein to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of the Company.

     During fiscal 1999 and fiscal 2000, and the subsequent interim period through June 22, 2001, there was no disagreement or difference of opinion with Holtz Rubenstein regarding any "reportable event," as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.

     On June 22, 2001, the Company filed a Current Report on Form 8-K, as amended (the "Report") and provided Holtz Rubenstein with a copy of this Report, requesting that Holtz Rubenstein furnish the Company with a letter addressed to the SEC stating whether it agreed with the statements made by the Company. Such letter was attached to the Report as Exhibit 16 and is hereby incorporated by reference.

     During fiscal 1999 and fiscal 2000, and the subsequent interim period through June 22, 2001, neither the Company nor anyone on behalf of the Company consulted BDO Seidman regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company or any matter that was either the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on December 6, 2001, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2001.

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

                        National Home Health Care Corp.
                                      and Subsidiaries




================================================================================
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                       AND SUPPLEMENTAL MATERIAL
                                             YEARS ENDED JULY 31, 2001 AND 2000

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT
   CERTIFIED PUBLIC ACCOUNTANTS                                              F-3

REPORT OF HOLTZ RUBENSTEIN & Co., LLP, Independent
    Certified Public Accountants                                             F-4

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                            F-5
   Statements of earnings                                                    F-6
   Statements of changes in stockholders' equity                             F-7
   Statements of cash flows                                                  F-8
   Summary of accounting policies                                     F-9 - F-14
   Notes to consolidated financial statements                        F-15 - F-27

SUPPLEMENTAL MATERIAL:
   Report of BDO Seidman, LLP, Independent
      Certified Public Accountants on supplemental material                 F-29
   Report of Holtz Rubenstein & Co., LLP, Independent
      Certified Public Accountants on schedule                              F-30
   Schedule II: Valuation and qualifying accounts                           F-31

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS


INDEPENDENT AUDITORS' REPORT



Board of Directors
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheet of National Home Health Care Corp. and Subsidiaries as of July 31, 2001 and related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP
September 28, 2001

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheet of National Home Health Care Corp. and Subsidiaries as of July 31, 2000 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of SunStar Healthcare, Inc., a corporation in which the Company had a 30.5% equity interest, which statements reflect a net loss of ($1,631,000) for the period ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1999 consolidated financial statements relates to data included for SunStar Healthcare, Inc. it is based solely on their report.

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

In our opinion, based upon our audits and the report of other auditors, with respect to SunStar Healthcare, Inc. as described above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and its Subsidiaries as of July 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the two years then ended, in conformity with generally accepted accounting principles.



/S/ HOLTZ RUBENSTEIN & Co., LLP
Melville, New York
October 3, 2000

                                                   NATIONAL HOME HEALTH CARE CORP.
                                                          AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS


 July 31,                                                                                 2001                  2000
 ------------------------------------------------------------------------ --------------------- ---------------------
 ASSETS
 CURRENT:
    Cash, (including cash equivalents of $7,150,000 and $2,942,000,
       respectively) (Note 8)                                                     $  9,082,000          $  4,856,000
    Investments                                                                         18,000                18,000
    Accounts receivable, less allowance for doubtful accounts of
       $865,000 and $673,000, respectively (Note 8)                                 15,983,000            15,847,000
    Prepaid expenses and other                                                       1,199,000               589,000
    Deferred income taxes (Note 7)                                                     810,000               504,000
 ------------------------------------------------------------------------ --------------------- ---------------------
               TOTAL CURRENT ASSETS                                                 27,092,000            21,814,000
 ------------------------------------------------------------------------ --------------------- ---------------------
 FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (NOTE 1)                         939,000               760,000
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET (NOTE 2)                 7,166,000             6,945,000
 OTHER INTANGIBLE ASSETS, NET (NOTE 3)                                               1,817,000             1,257,000
 DEPOSITS AND OTHER ASSETS                                                             236,000               212,000
 ------------------------------------------------------------------------ --------------------- ---------------------
                                                                                   $37,250,000           $30,988,000
 ------------------------------------------------------------------------ --------------------- ---------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 4)                                $  3,268,000          $  2,203,000
    Estimated third-party payor settlements                                          1,090,000               132,000
    Deferred revenue                                                                   282,000                     -
    Income taxes payable                                                                26,000               167,000
 ------------------------------------------------------------------------ --------------------- ---------------------
            Total current liabilities                                                4,666,000             2,502,000
 ------------------------------------------------------------------------ --------------------- ---------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 10)
 STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, shares authorized - 20,000,000;
       issued - 6,491,229 and 6,228,746, respectively                                    6,000                 6,000
    Additional paid-in capital                                                      20,306,000            18,525,000
    Retained earnings                                                               14,784,000            12,274,000
 ------------------------------------------------------------------------ --------------------- ---------------------
                                                                                    35,096,000            30,805,000
    Less treasury stock (1,310,679 and 1,276,788 shares)- at cost                    2,512,000             2,319,000
 ------------------------------------------------------------------------ --------------------- ---------------------
            TOTAL STOCKHOLDERS' EQUITY                                              32,584,000            28,486,000
 ------------------------------------------------------------------------ --------------------- ---------------------
                                                                                   $37,250,000           $30,988,000
 ------------------------------------------------------------------------ --------------------- ---------------------

                                                                            SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND
                                                                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                   NATIONAL HOME HEALTH CARE CORP.
                                                          AND SUBSIDIARIES


                                                 CONSOLIDATED STATEMENTS OF EARNINGS


 Years ended July 31,                                                  2001              2000               1999
                                                                       ----              ----               ----

 NET PATIENT REVENUE (Note 8)                                         $74,492,000        $55,574,000      $38,518,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 OPERATING EXPENSES:
    Cost of revenue                                                    48,550,000         36,455,000       25,357,000
    General and administrative                                         17,628,000         13,537,000       10,183,000
    Amortization of intangibles                                           956,000            660,000          550,000
    Provision for doubtful accounts                                       670,000            595,000                -
 --------------------------------------------------------------- ----------------- ------------------ -----------------
            TOTAL OPERATING EXPENSES                                   67,804,000         51,247,000       36,090,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
            INCOME FROM OPERATIONS                                      6,688,000          4,327,000        2,428,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 OTHER INCOME (EXPENSE):
    Interest income                                                       216,000            220,000          385,000
    Gain resulting from sale of stock of equity investee
       (Note 5)                                                                 -          1,602,000                -
    Loss from equity investee (Note 5)                                          -                  -         (674,000)
 --------------------------------------------------------------- ----------------- ------------------ -----------------
         TOTAL OTHER INCOME (EXPENSES)                                    216,000          1,822,000         (289,000)
 --------------------------------------------------------------- ----------------- ------------------ -----------------
         INCOME BEFORE INCOME TAXES                                     6,904,000          6,149,000        2,139,000
 PROVISION FOR INCOME TAXES (NOTE 7)                                    2,704,000          2,058,000        1,001,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 NET INCOME                                                          $  4,200,000       $  4,091,000     $  1,138,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 NET INCOME PER COMMON SHARE:
    Basic                                                        $            .81  $             .78  $             .21
    Diluted                                                      $            .78  $             .77  $             .21
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                               5,179,824          5,274,215        5,406,453
    Diluted                                                             5,351,203          5,287,345        5,461,470
 --------------------------------------------------------------- ----------------- ------------------ -----------------

                                                                            SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND
                                                                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                   NATIONAL HOME HEALTH CARE CORP.
                                                          AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    COMMON STOCK           ADDITIONAL                         TREASURY STOCK
                                               ------------------------     PAID-IN        RETAINED     -------------------------
                                                 SHARES      AMOUNT         CAPITAL        EARNINGS      SHARES         AMOUNT
 --------------------------------------------- ----------- ------------ -------------- ---------------  -----------  ------------
 Balance, July 31, 1998                         6,228,746       $6,000     $18,525,000    $7,045,000    1,028,879    $(1,295,000)
 Net income                                             -            -               -     1,138,000            -              -
 Acquisition of treasury stock                          -            -               -             -       96,057       (406,000)
 --------------------------------------------- ----------- ------------  -------------- -------------  ------------  ------------
 Balance, July 31, 1999                         6,228,746        6,000      18,525,000     8,183,000    1,124,936     (1,701,000)
 Net income                                             -            -               -     4,091,000            -              -
 Acquisition of treasury stock                          -            -               -             -      151,842       (618,000)
 --------------------------------------------- ----------- ------------  -------------- -------------  ------------  ------------
 Balance, July 31, 2000                         6,228,746        6,000      18,525,000    12,274,000    1,276,778     (2,319,000)
 Net income                                             -            -               -     4,200,000            -              -

 Stock dividend declared March 16, 2001           245,983            -       1,690,000   (1,690,000)            -              -
 Exercise of stock options                         16,500            -          69,000             -            -              -
 Tax Benefit of stock option exercise                   -            -          22,000             -            -              -
 Acquisition of treasury stock                          -            -               -             -       33,901       (193,000)
 --------------------------------------------- ----------- ------------  -------------- -------------  ------------  ------------
 BALANCE, JULY 31, 2001                         6,491,229       $6,000     $20,306,000   $14,784,000    1,310,679    $(2,512,000)
 --------------------------------------------- ----------- ------------  -------------- -------------  ------------  ------------

SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND NOTES TO FINANCIAL STATEMENTS.

                                                   NATIONAL HOME HEALTH CARE CORP.
                                                          AND SUBSIDIARIES


                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years ended July 31,                                                    2001              2000             1999
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 4,200,000      $ 4,091,000       $ 1,138,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
    Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                   1,194,000          881,000           682,000
         Gain resulting from sale of equity investee stock                       -       (1,602,000)                -
         Provision for doubtful accounts, net of write-offs                192,000          281,000                 -
         Deferred income taxes                                            (306,000)         (87,000)                -
         Loss from equity investee                                               -                -           674,000
         (Gain) loss on sale of assets                                      31,000            2,000            (3,000)
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                        (328,000)      (3,099,000)       (1,400,000)
               Prepaid expenses and other                                 (634,000)        (431,000)            7,000
            (Increase) decrease in liabilities:
               Accounts payable, accrued expenses and other
                 liabilities                                             1,065,000        1,124,000           (62,000)
               Deferred revenue                                            282,000                -                 -
               Income taxes payable                                       (141,000)         277,000             8,000
               Estimated third party-payor settlements                     958,000         (132,000)         (209,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,513,000        1,305,000           835,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and leasehold improvements                      (470,000)        (257,000)         (195,000)
    Purchase of assets of business                                      (1,737,000)      (4,801,000)       (1,943,000)
    Purchase of Accredited Health Service, Inc., net of cash                                      -        (1,736,000)
       acquired                                                                  -
    Proceeds from sale of equity investee stock                                  -        1,602,000                 -
    Proceeds from sales of assets                                           22,000           23,000             6,000
    Proceeds of investments                                                      -          160,000           310,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
               NET CASH USED IN INVESTING ACTIVITIES                    (2,185,000)      (3,273,000)       (3,558,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                            (193,000)        (618,000)         (406,000)
    Proceeds from exercise of stock options                                 69,000                -                 -
    Other                                                                   22,000                -                 -
    Repayment of notes payable                                                   -                -          (421,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
               NET CASH USED IN FINANCING ACTIVITIES                      (102,000)        (618,000)         (827,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 Net increase (decrease) in cash and cash equivalents                    4,226,000       (2,586,000)       (3,550,000)
 Cash and cash equivalents, beginning of year                            4,856,000        7,442,000        10,992,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 Cash and cash equivalents, end of year                                $ 9,082,000      $ 4,856,000     $   7,442,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: CASH PAID FOR:
       Interest                                                        $     1,000      $    16,000     $       4,000
       Income taxes                                                    $ 3,129,000      $ 1,870,000     $   1,100,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------

SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

BUSINESS National Home Health Care Corp. and Subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized health services. Due to the similarities in services, management considers their operations to be one reportable business segment.

PRINCIPLES                            The  consolidated   financial   statements
CONSOLIDATION                         include  the  accounts  of  National  Home
                                      Health  Care  Corp.  and its  wholly-owned
                                      subsidiaries. All significant intercompany
                                      balances   and   transactions   have  been
                                      eliminated in the consolidated financial statements.

REVENUE RECOGNITION  AND              Net   patient  revenue   is  reported   at
ALLOWANCE FOR DOUBTFUL                estimated   net  realizable  amounts  from
ACCOUNTS                              patients,  third-party  payors, and others
                                      for   services   rendered   and   includes
                                      estimated  retroactive revenue adjustments
                                      relating  to future  audits,  reviews  and
                                      investigations.    Estimated   retroactive
                                      adjustments are modified in future periods
                                      as  adjustments  based  on  reviews  or as
                                      years are no longer subject to reviews.  A
                                      provision   for   doubtful   accounts   is
                                      recorded    based    upon     management's
                                      evaluation of current industry conditions,
                                      historical collection experience and other
                                      relevant  factors which, in the opinion of
                                      management,    require    recognition   in
                                      estimating   the  allowance  for  doubtful
                                      accounts.

                                      Under   Medicaid,   Medicare   and   other
                                      cost-based   reimbursement  programs,  the
                                      Company   is   reimbursed   for   services
                                      rendered  to covered  program  patients as
                                      determined by reimbursement formulas. Laws
                                      and  regulations  governing these programs
                                      are  extremely   complex  and  subject  to
                                      interpretation.   As  a   result,   it  is
                                      possible  that  recorded   estimates  will
                                      change.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


REVENUE RECOGNITION AND               Approximately  51%,  36%  and  34%  of net
ALLOWANCE FOR DOUBTFUL                patient  revenue for the fiscal  years for
ACCOUNTS (CONTINUED)                  ended  July  31,  2001,   2000  and  1999,
                                      respectively,  were derived  under federal
                                      and   state   third-party    reimbursement
                                      programs.

CASH AND CASH                         For the purposes of the statements of cash
EQUIVALENTS                           flows,  the Company  considers  all highly
                                      liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.


FURNITURE, EQUIPMENT                  Furniture,    equipment    and   leasehold
AND LEASEHOLD                         improvements    are    stated   at   cost.
IMPROVEMENTS                          Depreciation  is  being  provided  on  the
                                      straight-line  method  over the  estimated
                                      useful lives of the assets (generally five
                                      to ten years).  Amortization  of leasehold
                                      improvements  is  being  provided  on  the
                                      straight-line   method  over  the  various
                                      lease terms or estimated useful lives, if shorter.


EXCESS OF COST OVER FAIR              The  excess of cost over the fair value of
VALUE OF NET ASSETS                   net assets  acquired  (goodwill)  is being
ACQUIRED                              amortized  principally over a period of 20
                                      years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred


NET INCOME PER COMMON SHARE           Basic  net  income  per  common  share  is
                                      computed by dividing  income  available to
                                      common       shareholders      by      the
                                      weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


NET INCOME PER COMMON                 The  reconciliation  for the  years  ended
SHARE (CONTINUED)                     July  31,  2001,  2000  and  1999  are  as
                                      follows:


                                                YEARS ENDED JULY 31,             2001            2000           1999
                                      Average number of shares
                                      outstanding                                5,179,824     5,274,215     5,406,453
                                      Effect of dilutive securities -
                                      common stock options                         171,379        13,130        55,017
                                      Diluted shares outstanding                 5,351,203     5,287,345     5,461,470

FAIR VALUE OF FINANCIAL               The  carrying   amount   reported  in  the
INSTRUMENTS                           consolidated   balance  sheets  for  cash,
                                      accounts receivable,  accounts payable and
                                      accrued   liabilities   approximates  fair
                                      value   because   of  the   immediate   or
                                      short-term   maturity  of  the   financial
                                      instruments.


ACCOUNTING FOR STOCK                  The   Company    accounts   for   employee
OPTIONS                               stock-based   compensation  in  accordance
                                      with Accounting  Principles  Board Opinion
                                      No. 25 (APB Opinion 25),  "Accounting  for
                                      Stock Issued to Employees" using intrinsic
                                      values  with  appropriate   disclosure  in
                                      conformity   with  the  fair  value  based
                                      method in accordance with the Statement of
                                      Financial   Accounting  Standard  No.  123
                                      ("SFAS 123").

ESTIMATED THIRD-PARTY                 The amount  represents  overpayments  from
PAYOR SETTLEMENT                      third-party payors. The Company settlement
                                      anticipates that the third-party payor will recoup these funds in subsequent periods.

USE OF ESTIMATES                      The preparation of financial statements in
                                      conformity    with   generally    accepted
                                      accounting  principles requires management
                                      to make  estimates  and  assumptions  that
                                      affect the reported  amounts of assets and
                                      liabilities  at the date of the  financial
                                      statements  and the  reported  amounts  of
                                      revenues and expenses during the reporting
                                      period.  Actual  results could differ from
                                      those  estimates.  Such  estimates  relate
                                      primarily to third-party payor settlements
                                      and   valuation   reserves   for  accounts
                                      receivable.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


WORKER'S COMPENSATION                 The Company  self-insures  up to specified
                                      limits  certain  risks related to workers'
                                      compensation   liability.   The  estimated
                                      costs  of  existing  and  expected  future
                                      claims  under the  insurance  program  are
                                      accrued   based   upon   historical   loss
                                      development trends and may be subsequently revised based on developments relating to such claims.

INCOME TAXES                          The Company account for income taxes under
                                      as  asset  and  liability   approach  that
                                      requires the  recognition  of deferred tax
                                      assets and  liabilities  for the  expected
                                      future  tax  consequences  of events  that
                                      have  been  recognized  in  the  Company's
                                      financial  statements or tax returns.  The
                                      effect  on   deferred   tax   assets   and
                                      liabilities of changes in tax rates will be recognized as income or expense in the period that includes the enactment date.
                                      The Company files a consolidated Federal income tax return with its subsidiaries.

LONG-LIVED ASSETS                     Long-lived  assets,  such as goodwill  and
                                      property and equipment,  are evaluated for
                                      impairment   when  events  or  changes  in
                                      circumstances  indicate  that the carrying
                                      amount   of   the   assets   may   not  be
                                      recoverable    through    the    estimated
                                      undiscounted  future  cash  flows from the
                                      use  of  these   assets.   When  any  such
                                      impairment exists, the related assets will be written down to fair value.

RECLASSIFICATIONS                     Certain  reclassifications  have been made
                                      in prior years' financial statements to conform to classifications used in the current year.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


NEW ACCOUNTING                        In June  2001,  the  Financial  Accounting
PRONOUNCEMENTS                        Standards   Board   finalized   the   FASB
                                      Statements No. 141, Business  Combinations
                                      (SFAS  141),  and No.  142,  Goodwill  and
                                      Other  Intangible  Assets (SFAS 142). SFAS
                                      141  requires  the  use  of  the  purchase
                                      method of accounting and prohibits the use
                                      of  the  pooling-of-interests   method  of
                                      accounting   for   business   combinations
                                      initiated  after June 30,  2001.  SFAS 141
                                      also requires  that the Company  recognize
                                      acquired   intangible  assets  apart  from
                                      goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after
                                      June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS
                                      141.

                                      SFAS 142  requires,  among  other  things,
                                      that   companies   no   longer    amortize
                                      goodwill,  but instead  test  goodwill for
                                      impairment at least annually. In addition,
                                      SFAS  142   requires   that  the   Company
                                      identify  reporting units for the purposes
                                      of assessing  potential future impairments
                                      of goodwill,  reassess the useful lives of
                                      other   existing   recognized   intangible
                                      assets,    and   cease   amortization   of
                                      intangible   assets  with  an   indefinite
                                      useful life. An  intangible  asset with an
                                      indefinite  useful  life  should be tested
                                      for  impairment  in  accordance  with  the
                                      guidance in SFAS 142. SFAS 142 is required
                                      to be  applied in fiscal  years  beginning
                                      after  December  15, 2001 to all  goodwill
                                      and other intangible  assets recognized at
                                      that date, regardless of when those assets
                                      were   initially   recognized.   SFAS  142
                                      requires   the   Company  to   complete  a
                                      transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES


                                      The    Company's     previous     business
                                      combinations  were accounted for using the
                                      purchase method.  As of July 31, 2001, the
                                      net   carrying   amount  of   goodwill  is
                                      $7,166,000 and other intangible  assets is
                                      $1,817,000.  Amortization  expense  during
                                      the year ended July 31, 2001 was $956,000.
                                      Currently the Company is assessing but has
                                      not yet  determined  how the  adoption  of
                                      SFAS  141 and SFAS  142  will  impact  its
                                      financial    position   and   results   of
                                      operations.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


1.          FURNITURE, EQUIPMENT     Furniture,  equipment  and  leasehold  improvements  are stated at cost and are
            AND LEASEHOLD            summarized as follows:
            IMPROVEMENTS             summarized as follows:

                                     JULY 31,                                              2001                2000
                                     ----------------------------------------- ------------------- ----------------
                                     Furniture and equipment                         $1,776,000          $1,539,000
                                     Leasehold improvements                             369,000             212,000
                                     ----------------------------------------- ------------------- ----------------
                                                                                      2,145,000           1,751,000
                                     Less accumulated depreciation and
                                       amortization                                   1,206,000             991,000
                                     ----------------------------------------- ------------------- ----------------
                                                                                    $   939,000         $   760,000
                                     ----------------------------------------- ------------------- ----------------

2.          EXCESS OF COST OVER      Changes in the excess of cost over fair  value of net  assets  acquired  during
            FAIR VALUE OF NET        the two years ended July 31, 2001 and 2000 are as follows:
            ASSETS ACQUIRED

                                     JULY 31,                                              2001                2000
                                     ----------------------------------------- ------------------- ----------------
                                     Balance, beginning of year                      $6,945,000          $5,334,000
                                     Additions                                          722,000           1,978,000
                                     Amortization for year                             (501,000)           (367,000)
                                     ----------------------------------------- ------------------- ----------------
                                     Balance, end of year                            $7,166,000          $6,945,000
                                     ----------------------------------------- ------------------- ----------------


3.          OTHER INTANGIBLE         Other intangible assets are as follows:
            ASSETS

                                     JULY 31,                                              2001                2000
                                     ----------------------------------------- ------------------- ----------------
                                     Covenants not to compete                        $1,275,000         $   975,000
                                     Personnel files                                  1,519,000           1,119,000
                                     Patient files                                    1,192,000             792,000
                                     ----------------------------------------- ------------------- ----------------
                                                                                      3,986,000           2,886,000
                                     Less accumulated amortization                    2,169,000           1,629,000
                                     ----------------------------------------- ------------------- ----------------
                                     Balance, end of year                            $1,817,000          $1,257,000
                                     ----------------------------------------- ------------------- ----------------

                                     Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS



4.          Accounts Payable and
            Accrued Expenses         Accounts payable and accrued expenses are as follows:

                                     JULY 31,                                              2001                2000
                                     ----------------------------------------- ------------------- ----------------
                                     Trade accounts payable                         $   857,000         $   276,000
                                     Employee compensation and
                                       benefits                                       2,070,000           1,826,000
                                     Other                                              341,000             101,000
                                     ----------------------------------------- ------------------- ----------------
                                                                                     $3,268,000          $2,203,000
                                     ----------------------------------------- ------------------- ----------------


5.          INVESTMENT IN             During  fiscal 1996,  following an initial
            SUNSTAR                   public  offering and change in management,
            HEALTHCARE, INC.          the  Company  held a 37.6%  investment  in
                                      SunStar  Healthcare,   Inc.   ("SunStar"),
                                      which was accounted for under the equity method of accounting.

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

                                      During the fiscal year ended July 31, 2000, the Company sold 259,510 shares of SunStar for $1,602,000, resulting in a gain of $1,602,000.

                                      In February 2000, SunStar's sole operating
                                      subsidiary    effectively     discontinued
                                      operations.  As  of  July  31,  2001,  the
                                      Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment in SunStar is $0.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


6.          ACQUISITIONS              On November 1, 1999, the Company  acquired
                                      certain assets of Optimum Care Services of
                                      Connecticut  Inc.,  Optimum Home Health of
                                      Connecticut, Inc. and Optimum Home Care of
                                      Connecticut, Inc. The assets were acquired
                                      from a  court-appointed  Chapter 7 Trustee
                                      for a  purchase  price  of  $4,490,000  in
                                      cash,   including   acquisition  costs  of
                                      $90,000.  The  final  purchase  price  was
                                      determined   through  an  auction  process
                                      conducted at the United States  Bankruptcy
                                      Court for the  District of  Massachusetts.
                                      The assets acquired included certain,  but
                                      not all, machinery, equipment, intangibles
                                      and accounts  receivable and was allocated
                                      as   follows:   $2,307,000   to   accounts
                                      receivable,   $205,000  to  furniture  and
                                      equipment and $1,978,000 to excess of cost over fair value of net assets acquired.

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

                                      On August 25, 2000,  the Company  acquired
                                      certain assets of Health Force Owned, Ltd.
                                      and its affiliates for $1,822,000 in cash,
                                      including  acquisition  costs of  $42,000.
                                      The assets purchased consisted of patients
                                      files  of  $400,000,   employee  files  of
                                      $400,000,   covenant  not  to  compete  of
                                      $300,000 and excess of cost over fair value of net assets acquired of $722,000.

                                      On August 10, 1998,  the Company  acquired
                                      certain assets of Bryan Employment Agency,
                                      Inc.,   d/b/a   Bryan   Home   Care,   for
                                      approximately    $1,943,000,     including
                                      acquisition  costs of  $8,000.  The assets
                                      purchased  consisted of personnel files of
                                      $285,000,   patient   files  of  $285,000,
                                      furniture and equipment of $30,000, a covenant not to compete of $200,000 and excess of cost over fair value of net assets acquired of $1,143,000.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


6.          ACUISITIONS               On October 30, 1998, the Company  acquired
            (CONTINUED)               all of the  outstanding  common  shares of
                                      Accredited    Health    Services,     Inc.
                                      ("Accredited").  Accredited  is a licensed
                                      home health  care  company  that  provides
                                      home  health  aide   services  in  various
                                      counties  in New Jersey.  The  purchase of
                                      $1,946,000  was  generated  from  internal
                                      funds.  The  acquisition was accounted for
                                      as a  purchase.  The  purchase  price  was
                                      allocated as follows:  $1,117,000 to total
                                      current  assets,  $58,000 to furniture and
                                      equipment,   $40,000   to  other   assets,
                                      $550,000  to  total  current  liabilities,
                                      $4,000 to other  liabilities and excess of
                                      cost  over  fair   value  of  net   assets
                                      acquired of $1,285,000.

                                      The above  acquisitions have been recorded
                                      using  purchase   accounting   principles.
                                      Accordingly,    the   results   of   these
                                      operations   have  been  included  in  the
                                      accompanying     consolidated    financial
                                      statements since the dates of acquisition.

                                      The   following    unaudited   pro   forma
                                      consolidated results of operations for the
                                      year  ended  July  31,  1999  assumes  the
                                      business   acquisitions   occurred  as  of
                                      August 1, 1998:

                                      July 31,                              1999
                                      --------------------------- --------------
                                      Revenues, net                 $ 39,849,000
                                      Net income                       1,181,000
                                      --------------------------- --------------
                                      Net income per common share:
                                        Basic                       $        .22
                                        Diluted                     $        .22
                                      --------------------------- --------------

                                      The effects of the above acquisitions on the 2001 and 2000 consolidated results of operations were not significant.


7.          INCOME TAXES              The  Company  files  a  consolidated  U.S.
                                      federal  income  tax  return.   State  tax
                                      returns   are  filed  on  a  combined   or
                                      separate basis depending on the applicable laws.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


7.          INCOME TAXES              The    provision   for   income  taxes  is
            (CONTINUED)               summarized as follows:

                                      Years ended July 31,                  2001            2000            1999
                                      --------------------------------- -------------- --------------- ---------------
                                      Current:
                                        Federal                          $2,275,000     $1,504,000     $   718,000
                                        State                               735,000        641,000         283,000
                                      --------------------------------- -------------- --------------- ---------------
                                                                          3,010,000      2,145,000       1,001,000
                                      Dferred                              (306,000)       (87,000)              -
                                      -------------------------------- -------------- --------------- ---------------
                                                                         $2,704,000     $2,058,000      $1,001,000
                                      -------------------------------- -------------- --------------- ---------------


                                      Deferred  income  taxes  reflect  the  tax
                                      impact of  temporary  differences  between
                                      the amounts of assets and  liabilities for
                                      financial   reporting  purposes  and  such
                                      amounts as measured by tax regulations.

                                      The deferred tax asset is as follows:

                                      Years ended July 31,                       2001           2000
                                      --------------------------------------------------------------
                                      Accrued liabilities and reserves       $510,000      $ 248,000
                                      Amortization of intangible
                                       assets                                 288,000        210,000
                                      State net operating loss
                                       carryforwards                           12,000         46,000
                                      --------------------------------------------------------------
                                                                             $810,000       $504,000
                                      --------------------------------------------------------------

     In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


7.          INCOME TAXES              The  reconciliation  of the  statutory tax
            (CONTINUED)               rate to the  effective  tax  rate  for the
                                      three years ended July 31, 2001 is as follows:

                                      Years ended July 31,                           2001          2000        1999
                                      -------------------------------------- ------------- ------------- -------------
                                      Statutory rate                                  34%            34%           34%
                                      State and local taxes
                                         (net of federal tax effect)                   6             10            11
                                      Federal tax credit                              (2)            (2)           (4)
                                      Permanent differences                            1              1             8
                                      Change in valuation allowance                    -             (5)            -
                                      Adjustments to prior years tax
                                        liabilities                                    -             (2)            -
                                      Other                                            -             (3)           (2)
                                      -------------------------------------- ------------- ------------- -------------
                                      Effective rate                                  39%            33%           47%
                                      -------------------------------------- ------------- ------------- -------------



8.          CONCENTRATIONS OF         The Company's  business is with  customers
            CREDIT RISK AND           who are in the healthcare industry or with
            MAJOR CUSTOMERS           governmental agencies.

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

                                      At July 31,  2001,  the Company  maintains
                                      approximately  39% of its  cash  and  cash
                                      equivalents     with     one     financial
                                      institution.

                                      Under    certain    federal    and   state
                                      third-party  reimbursement  programs,  the
                                      Company  received net patient  revenues of
                                      approximately $37,788,000, $19,955,000 and
                                      $13,281,000  for the years  ended July 31,
                                      2001,  2000 and  1999,  respectively.  The
                                      Company also received net patient revenues
                                      of  approximately  $4,610,000,  $5,663,000
                                      and  $6,095,000  for the years  ended July
                                      31,  2001,  2000 and  1999,  respectively,
                                      from a private company.  At July 31, 2001,
                                      the Company had an  aggregate  outstanding
                                      receivable from federal and state agencies
                                      of   $5,058,000    and   an    outstanding
                                      receivable of $1,142,000 from the private company.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


9.          STOCK OPTION PLAN         Option  Plan  In  1999,  the  stockholders
                                      approved  the 1999 Stock  Option Plan (the
                                      "1999    Plan")    designed   to   provide
                                      incentives  to  key  employees  (including
                                      directors   and   officers   who  are  key
                                      employees) and to  non-employee  directors
                                      of the Company.  The 1999 Plan  authorizes
                                      the   granting  of  both   incentive   and
                                      non-qualified stock options to purchase up to 525,000 shares of the Company's common stock.

                                      At July 31,  2001,  515,600  shares of the
                                      Company's common stock have been reserved for future issuance pursuant to the 1999 Plan.

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

                                      At July 31,  2001,  433,350  shares of the
                                      Company's common stock have been reserved for future issuance pursuant to the 1992 Plan.

                                      The following is a summary of the status of the Company's stock options.

                                     2001                       2000                         1999
                            ------------------------  -------------------------   ---------------------------
                               Weighted Average           Weighted Average             Weighted Average
                            ------------------------  -------------------------   ---------------------------
                                   Exercise                   Exercise                     Exercise
                            ------------------------  -------------------------   ---------------------------
                              Shares       Price         Shares       Price         Shares        Price
-------------------------------------------------------------------------------------------------------------
Outstanding, beginning of
   year                         500,277    $   4.06        272,534       $3.98        253,846          $3.13
Granted                               -           -        258,300        4.15        189,947           3.73
Exercised                       (16,500)       4.17              -           -              -              -
Forfeited                             -           -       (30,557)        4.09      (171,259)           2.44
                            ------------              -------------               ------------
Outstanding, end of year        483,777        4.05       500,277         4.06       272,534            3.98
                                           --------                    --------                       -------

Options exercisable at
   year-end                     483,777        4.05       500,277         4.06       272,534            3.98
                            ------------              -------------               ------------

Weighted average fair
   value of options
   granted during the year                 $      -                      $2.36                         $1.87
                                           --------                    --------                       -------

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


9.          STOCK OPTION PLAN         The following table summarizes information
            (CONTINUED)               about stock  options  outstanding  at July
                                      31, 2001:

                                                            Options Outstanding and Exercisable
                                      --------------------------------------------------------------------------------
                                                                  Shares          Weighted Average     Weighted Average
                                                              Outstanding at         Remaining
                                                               July 31, 2001      Contractual Life      Exercise Price
                                      ------------------ --- ----------------    -----------------    -----------------

                                      $3.45 - $3.79              159,497            7.75 years             $3.62
                                      $3.86 - $4.04              165,950            8.19 years             $4.02
                                      $4.33 - $4.57              151,450            7.47 years             $4.49
                                      $5.42                        6,880            4.71 years             $5.42
                                      ------------------ --- ---------------- -- ----------------- -- -----------------

                                      The fair value of options at date of grant
                                      was  estimated  using  the   Black-Scholes
                                      option   pricing   model   utilizing   the
                                      following assumptions as of July 31, 2000 and 1999:

                                      Years ended July 31,                  2000            1999
                                      --------------------------------- -------------- ---------------
                                      Dividend yield                        0.00%            0.00%
                                      Volatility                           35.00%           33.00%
                                      Risk-free interest rate               6.20%            5.50%
                                      Expected life                     10 years         10 years
                                      --------------------------------- -------------- ---------------

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


9.          STOCK OPTION PLAN         Since   the Company applies APB Opinion 25
            (CONTINUED)               and related  interpretations in accounting
                                      for its options,  no compensation cost has
                                      been   recognized  for  its  stock  option
                                      grants.  The effect of  applying  SFAS No.
                                      123  on  pro  forma  net   income  is  not
                                      necessarily  representative of the effects
                                      on  reported  net income for future  years
                                      due  to,  among  other  things,   (1)  the
                                      vesting  period of stock  options  and (2)
                                      the fair value of additional stock options
                                      in future years.  Had the Company  elected
                                      to  recognize  compensation  cost based on
                                      the fair value of the  options at the date
                                      of grant as  prescribed  by SFAS 123,  net
                                      income for the years  ended July 31,  2000
                                      and 1999 would have been as follows:

                                      Years ended July 31,                       2000          1999
                                      ----------------------------------    ------------- -------------
                                      Proforma net income                    $3,843,000    $1,085,000
                                      Proforma net income per common share:
                                            Basic                            $      .76    $      .18
                                            Diluted                          $      .76    $      .17
                                     ----------------------------------    ------------- -------------

10.         COMMITMENTS,          a)  Effective  January  1, 1999,  the  Company
            CONTINGENCIES AND         amended and restated its Employee  Savings
            OTHER MATTERS             and Stock  Investment Plan organized under
                                      Section  401(k)  of the  Internal  Revenue
                                      Code.  Under the amended  plan,  employees
                                      may  contribute up to 15% of their salary,
                                      limited to the  maximum  amount  allowable
                                      under federal tax regulations. The Company
                                      will match an amount  equal to 100% of the
                                      first 3% of employees'  contributions  and
                                      50%  of   the   next   2%  of   employees'
                                      contributions,  provided  that in no event
                                      shall the matching contributions on behalf
                                      of any  employee  exceed 4% of  employees'
                                      compensation.  The  Company  may also make
                                      additional     contributions     at    its
                                      discretion. An employee may invest in Company stock and several mutual funds.
                                      The Company's matching contributions for each of the years ended July 31, 2001, 2000 and 1999 were $495,000, $226,000, and
                                      $143,000, respectively.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


10.         COMMITMENTS,          b)  The  Company  has  employment   agreements
            CONTINGENCIES AND         with five officers, which 10. Commitments,
            OTHER MATTERS             expire  through  November  30,  2003.  The
                                      aggregate commitment for Contingencies and
                                      Other future  salary,  excluding  bonuses,
                                      under   the    agreements    is    Matters
                                      $1,655,000.  One  agreement  also provides
                                      for  increases  based on  increases in the
                                      consumer price index and additional annual
                                      compensation   based  on  4%  of   pre-tax
                                      income,   as   defined,   in   excess   of
                                      $3,000,000. Two other agreements provide for additional compensation based on 4% and 1% of income from operations, as defined, in excess of $3,300,000.

                                  c) The Company rents various office facilities through 2006 under the terms of several lease agreements that include escalation clauses.

                                      At July 31, 2001, minimum annual rental commitments under noncancellable operating leases are as follows:

                                      Years ended July 31,
                                      --------------------------------------
                                      2002                     $   774,000
                                      2003                         598,000
                                      2004                         391,000
                                      2005                         340,000
                                      2006                          12,000
                                      --------------------------------------
                                                                $2,115,000
                                      --------------------------------------

                                      Rent  expense for the years ended July 31,
                                      2001,  2000  and  1999  was  approximately
                                      $858,000,    $636,000,    and    $594,000,
                                      respectively.

                                      One lease is with a company  controlled by
                                      the Company's  Chairman of the Board. Rent
                                      expense  under  such  lease   approximates
                                      $226,000 per year.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


10.         COMMITMENTS,          d)  The Company  and  certain of its  officers
            CONTINGENCIES AND         and   directors   have   been   named   as
            OTHER MATTERS             defendants in a consolidated  class action
            (CONTINUED)               brought on behalf of certain  shareholders
                                      of SunStar Healthcare,  Inc.  ("SunStar").
                                      The  lawsuit   asserts   alleged  acts  or
                                      omissions,      which      resulted     in
                                      misrepresentations    or    omissions   of
                                      material   information    concerning   the
                                      financial   condition   of   SunStar.   In
                                      February  2001,  the Court  dismissed  the
                                      complaint and granted the Plaintiffs leave
                                      to amend. In addition, the lawsuit alleges
                                      that the  Company  and  certain  directors
                                      exercised control over SunStar. In October
                                      2001,  the Court  granted the  defendants'
                                      motion  to  dismiss  the  Complaint   with
                                      prejudice. The Company is not aware as to whether the Plaintiffs will exercise their right to appeal this decision.

                                      In  a   related   action,   the   director
                                      defendants  are named in a case brought by
                                      the  Department  of Insurance of the State
                                      of Florida. The allegations in this action
                                      are similar to those  alleged in the class
                                      action  lawsuit,  which  was  subsequently
                                      dismissed.  Although  the  Company  is not
                                      named in this action,  the Company intends
                                      to indemnify  the director  defendants  to
                                      the  fullest  extent  permitted  under its
                                      by-laws. On May 7, 2001, the Court granted
                                      the director defendants' motion to dismiss
                                      and granted the plaintiff leave to serve a
                                      further  amended  complaint.  On July  24,
                                      2001,  the  plaintiff  served  an  amended
                                      complaint.   On  September  24,  2001  the
                                      director  defendants  filed  a  motion  to
                                      dismiss   the   amended   complaint.   The
                                      defendants have not received a response to their motion to dismiss. The defendants' believe that the complaints are without merit and intend to vigorously defend them. At this time, any possible liability to the Company cannot be determined.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


11.         STOCK DIVIDEND            The Board  announced on March 13, 2001 the
                                      declaration of a 5% stock dividend payable
                                      on  March  23,  2001  to  shareholders  of
                                      record  on March 16,  2001.  The basic and
                                      diluted  weighted average number of shares
                                      outstanding   and  net  income  per  share
                                      information   for  all   prior   reporting
                                      periods have been restated to reflect the effects of the stock dividend.

12.         SUMMARIZED                Presented   below  is  a  summary  of  the
            QUARTERLY DATA            unaudited consolidated quarterly financial
            (UNAUDITED)               information  for the years  ended July 31,
                                      2001 and 2000 (in thousands, except per share data):

                                                                                           2001
                                      ---------------------------------------------------------------------------------
                                      Quarter                         First       Second        Third        Fourth
                                      ---------------------------- ------------ ------------ ------------- ------------
                                      Net patient revenue              $17,518      $18,479       $18,944      $19,551

                                      Income from operations             1,484        1,632         1,741        1,831
                                      Net income                           872          959         1,065        1,304
                                      Net income per
                                         common share:
                                         Basic                             .17          .19           .21          .25
                                         Diluted                           .16          .18           .20          .24
                                     ----------------------------      -------      -------       -------      -------

                                                                                           2000
                                     ---------------------------------------------------------------------------------
                                     Quarter                      First        Second       Third         Fourth
                                     ---------------------------- ------------ ------------ ------------- ------------
                                     Net patient revenue               $9,494      $15,041       $15,245      $15,794
                                     Income from operations               631        1,303         1,334        1,059
                                     Gain resulting from sale
                                       of stock of equity
                                       investee (a)                       943          659             -            -
                                     Net income                         1,091        1,459           776          765
                                     Net income per common share
                                        Basic                             .20          .28           .15          .15
                                        Diluted                           .20          .27           .15          .15
                                     ----------------------------      -------      -------       -------      -------


(a) The Company sold 259,510 shares of SunStar resulting in a financial statement gain of $1,602,000.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS


13.         EVENT SUBSEQUENT TO       On October 24, 2001, the Company closed on
            AUDITORS' OPINION         a new  revolving  line of credit  facility
                                      ("credit  facility")  with its  bank.  The
                                      credit  facility  provides for the Company
                                      to borrow up to the  lesser of  $7,500,000
                                      or 80% of eligible accounts receivable that are aged less than 120 days at the banks prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios.

                             SUPPLEMENTAL MATERIAL

Independent Auditors' Report
   on Supplemental Material




The audit referred to in our report dated September 28, 2001 on the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which appears in Part II, also included Schedule II for the year ended July 31, 2001. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Valhalla, New York
September 28, 2001

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


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





/s/ Holtz Rubenstein & Co., LLP
-------------------------------
Holtz Rubenstein & Co., LLP
Melville, New York

October 3, 2000

                   Column A                   Column B                  Column C                 Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                          ----------------------------------
                     Description              Balance,        Charged to         Charged to
                                              beginning       costs and          other accounts        Deductions       Balance,
                                              of period       expenses           describe              describe      end of period
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2001:
 Allowance deducted from asset account
 Allowance for doubtful accounts               $673,000         $670,000         $        -            $478,000(a)        $865,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2000:
 Allowance deducted from asset account
 Allowance for doubtful accounts               $392,000         $595,000         $        -            $314,000(a)        $673,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 1999:
 Allowance deducted from asset account
 Allowance for doubtful accounts               $295,000         $      -         $196,500 (b)          $ 99,500(a)        $392,000
------------------------------------------------------------------------------------------------------------------------------------

                                                                        SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' COMPILATION REPORT
                                                                                      AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

10.2           Incentive  Stock  Option Plan.  Incorporated  by reference to the
               1993 Form 10-K.

10.3           1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (the "2000 Form 10-K").

10.4* Fourth Amendment, dated as of August 1, 2001, to Employment Agreement between the Registrant and Steven Fialkow.

10.5 Third Amendment, dated as of August 1, 2000, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the 2000 Form 10-K.

10.6 Second Amendment, dated as of October 7, 1999, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (the "October 31, 1999 Form 10-Q").

10.7 First Amendment, dated as of December 1, 1998, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (the "January 31, 1999 Form 10-Q").

10.8 Employment Agreement dated as of November 1, 1997 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998 (the "January 31, 1998 Form 10-Q").

10.9*          Third  Amendment,  dated as of August 1,  2001,  to  Amended  and
               Restated   Employment   Agreement   between  the  Registrant  and
               Frederick H. Fialkow.

10.10 Second Amendment, dated as of August 1, 2000, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the 2000 Form 10-K.

10.11 First Amendment, dated as of December 1, 1998, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

EXHIBIT                             DOCUMENT
NUMBER                              --------
------

10.12          Amended and Restated Employment Agreement dated as of December 1,
               1998  between  the   Registrant   and   Frederick   H.   Fialkow.
               Incorporated by reference to the January 31, 1999 Form 10-Q.

10.13          Second  Amendment,  dated as of August  1,  2000,  to  Employment
               Agreement   between  the   Registrant   and  Robert  P.   Heller.
               Incorporated by reference to the 2000 Form 10-K.

10.14          First  Amendment,  dated as of  December 1, 1998,  to  Employment
               Agreement   between  the   Registrant   and  Robert  P.   Heller.
               Incorporated by reference to the January 31, 1999 Form 10-Q.

10.15 Employment Agreement dated as of November 1, 1997 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.16          Second  Amendment,  dated as of August  1,  2000,  to  Employment
               Agreement   between  the   Registrant   and   Richard   Garofalo.
               Incorporated by reference to the 2000 Form 10-K.

10.17          First  Amendment,  dated as of  December 1, 1998,  to  Employment
               Agreement   between  the   Registrant   and   Richard   Garofalo.
               Incorporated by reference to the January 31, 1999 Form 10-Q.

10.18 Employment Agreement dated as of November 1, 1997 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.

EXHIBIT                             DOCUMENT
NUMBER                              --------
------

10.19 Amended and Restated Asset Purchase Agreement dated October 15, 1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc., Optimum Home Care of Connecticut, Inc., New England Home Care, Inc., Connecticut Staffing Works Corp. and the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 11, 1999.

10.20          The Registrant's Employee Savings and Stock Investment Plan under
               Section 401(k) of the Internal Revenue Code, effective as of January 1, 1999. Incorporated by reference to the October 31, 1999 Form 10-Q.

10.21 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (the "January 31, 2000 Form 10-Q").

10.22 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 2000 Form 10-Q.

21.1*          List of Subsidiaries.

23.1*          Consent of Holtz Rubenstein & Co., LLP.

23.2*          Consent of BDO Seidman, LLP.

----------
* Filed herewith

    (b)  Reports on Form 8-K.
         -------------------

          Form 8-K, Item 4. Changes in Registrant's Certifying Accountant, dated June 22, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL HOME HEALTH CARE CORP.

                              /s/ Robert P. Heller
                              ------------------------------------
                              By:   Robert P. Heller
                                    Vice President of Finance
                                    and Chief Financial Officer

Dated:  October 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Frederick H. Fialkow                Chairman of the Board of Directors
------------------------
Frederick H. Fialkow


/s/ Steven Fialkow                      President, Chief Executive Officer,
----------------------------            Secretary and Director
Steven Fialkow


/s/ Robert P. Heller                    Vice President of Finance and Chief
----------------------------            Financial Officer (principal financial
Robert P. Heller                        and accounting officer)



/s/ Ira Greifer                         Director
----------------------------
Ira Greifer, M.D.


/s/ Bernard Levine                      Director
----------------------------
Bernard Levine, M.D.


/s/ Robert Pordy                        Director
----------------------------
Robert Pordy, M.D.

                                                     Commission File No. 0-12927


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE
                         FISCAL YEAR ENDED JULY 31, 2001


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

10.2           Incentive  Stock  Option Plan.  Incorporated  by reference to the
               1993 Form 10-K.

10.3           1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 (the "2000 Form 10-K").

10.4* Fourth Amendment, dated as of August 1, 2001, to Employment Agreement between the Registrant and Steven Fialkow.

10.5 Third Amendment, dated as of August 1, 2000, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the 2000 Form 10-K.

10.6 Second Amendment, dated as of October 7, 1999, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999 (the "October 31, 1999 Form 10-Q").

10.7 First Amendment, dated as of December 1, 1998, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999 (the "January 31, 1999 Form 10-Q").

10.8 Employment Agreement dated as of November 1, 1997 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter

EXHIBIT                             DOCUMENT
NUMBER                              --------
------

               ended January 31, 1998 (the "January 31, 1998 Form 10-Q").

10.9*          Third  Amendment,  dated as of August 1,  2001,  to  Amended  and
               Restated   Employment   Agreement   between  the  Registrant  and
               Frederick H. Fialkow.

10.10 Second Amendment, dated as of August 1, 2000, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the 2000 Form 10-K.

10.11 First Amendment, dated as of December 1, 1998, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10.12          Amended and Restated Employment Agreement dated as of December 1,
               1998  between  the   Registrant   and   Frederick   H.   Fialkow.
               Incorporated by reference to the January 31, 1999 Form 10-Q.

10.13          Second  Amendment,  dated as of August  1,  2000,  to  Employment
               Agreement   between  the   Registrant   and  Robert  P.   Heller.
               Incorporated by reference to the 2000 Form 10-K.

10.14          First  Amendment,  dated as of  December 1, 1998,  to  Employment
               Agreement   between  the   Registrant   and  Robert  P.   Heller.
               Incorporated by reference to the January 31, 1999 Form 10-Q.

10.15 Employment Agreement dated as of November 1, 1997 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 1998 Form 10-Q.

10.16          Second  Amendment,  dated as of August  1,  2000,  to  Employment
               Agreement   between  the   Registrant   and   Richard   Garofalo.
               Incorporated by reference to the 2000 Form 10-K.

10.17          First  Amendment,  dated as of  December 1, 1998,  to  Employment
               Agreement   between  the   Registrant   and   Richard   Garofalo.
               Incorporated by reference to the January 31, 1999 Form 10-Q.

10.18 Employment Agreement dated as of November 1, 1997 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 1998 Form 10-Q.

EXHIBIT                             DOCUMENT
NUMBER                              --------
------

10.19 Amended and Restated Asset Purchase Agreement dated October 15, 1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc., Optimum Home Care of Connecticut, Inc., New England Home Care, Inc., Connecticut Staffing Works Corp. and the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 11, 1999.

10.20          The Registrant's Employee Savings and Stock Investment Plan under
               Section 401(k) of the Internal Revenue Code, effective as of January 1, 1999. Incorporated by reference to the October 31, 1999 Form 10-Q.

10.21 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (the "January 31, 2000 Form 10-Q").

10.22 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 2000 Form 10-Q.

21.1*          List of Subsidiaries.

23.1*          Consent of Holtz Rubenstein & Co., LLP.

23.2*          Consent of BDO Seidman, LLP.

----------
* Filed herewith