Form 10-Q
period 2001-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2001-12-14
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2001
                                    ----------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to ______________


                         Commission file number 0-12927
                                                -------

                         NATIONAL HOME HEALTH CARE CORP.
                         -------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                      22-2981141
--------------------------------            ----------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 13, 2001 was 5,267,644.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2001


PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----

Item 1.   Condensed Consolidated Financial Statements:

              Balance Sheets as of October 31, 2001 and
              July 31, 2001 (unaudited)                                     3-4

              Statements of Operations for the three months
              ended October 31, 2001 and October 31, 2001
              (unaudited)                                                    5

              Statements of Cash Flows for the three months
              ended October 31, 2001 and October 31, 2001
              (unaudited)                                                    6

          Notes to Consolidated Financial Statements                        7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              October 31, 2001   July 31, 2001
                                                                              ----------------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                    $ 11,444,000      $ 9,082,000
   Investments                                                                        47,000           18,000
   Accounts receivable-less allowance for doubtful
     accounts of $830,000 and $865,000                                            15,620,000       15,983,000
   Prepaid expenses and other assets                                                 835,000        1,199,000
   Deferred taxes                                                                    810,000          810,000
                                                                                 -----------      -----------

     Total current assets                                                         28,756,000       27,092,000

   Furniture, equipment and leasehold
      improvements, net                                                              916,000          939,000
   Excess of cost over fair value of net assets of
      businesses acquired, net                                                     7,166,000        7,166,000
   Other intangible assets, net                                                    1,765,000        1,817,000
   Deposits and other assets                                                         237,000          236,000
                                                                                 -----------      -----------

        TOTAL                                                                   $ 38,840,000      $37,250,000
                                                                                 ===========      ===========

(continued)

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              October 31, 2001            July 31, 2001
                                                                              ----------------            -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                           $  3,028,000           $  3,268,000
   Income taxes payable                                                                 654,000                 26,000
   Estimated third-party payor settlements                                              824,000              1,090,000
   Deferred revenue                                                                     199,000                282,000
                                                                                   ------------           ------------

     Total current liabilities                                                        4,705,000              4,666,000
                                                                                   ------------           ------------
Stockholders' equity:
   Common stock, $.001 par value; authorized
     20,000,000 shares, issued 6,520,840 shares                                           6,000                  6,000
   Additional paid-in capital                                                        20,489,000             20,306,000
   Retained earnings                                                                 16,185,000             14,784,000
                                                                                   ------------           ------------
                                                                                     36,680,000             35,096,000

Less: treasury stock (1,314,279 and 1,310,679 shares)
   at cost                                                                           (2,545,000)            (2,512,000)
                                                                                   ------------           ------------

        Total stockholders' equity                                                   34,135,000             32,584,000
                                                                                   ------------           ------------

                   TOTAL                                                           $ 38,840,000           $ 37,250,000
                                                                                   ============           ============

          See accompanying notes to consolidated financial statements.


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the three months ended October 31,
                                                    --------------------------------------
                                                           2001                 2000
                                                           ----                 ----

Net patient revenue                                     $20,274,000          $17,518,000
                                                        -----------          -----------

Operating expenses:
   Cost of revenue                                       12,926,000           11,642,000
   General and administrative                             4,824,000            4,040,000
   Amortization of intangibles                              137,000              222,000
   Bad debt expense                                         115,000              130,000
                                                        -----------          -----------

       Total operating expenses                          18,002,000           16,034,000
                                                        -----------          -----------

Income from operations                                    2,272,000            1,484,000

Other income:
   Interest income                                           78,000               37,000
                                                        -----------          -----------
Income before taxes                                       2,350,000            1,521,000

Provision for income taxes                                  936,000              649,000
                                                        -----------          -----------

Net income                                              $ 1,414,000          $   872,000
                                                        ===========          ===========

Net income per common share:
    Basic                                               $      0.27          $      0.17
                                                        ===========          ===========

    Diluted                                             $      0.26          $      0.16
                                                        ===========          ===========

Weighted average number of shares outstanding:
    Basic                                                 5,194,368            5,193,785
                                                        ===========          ===========

    Diluted                                               5,486,878            5,345,859
                                                        ===========          ===========


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          For the three months ended October 31,
                                                                                          --------------------------------------
                                                                                             2001                   2000
                                                                                             ----                   ----
Cash flows from operating activities:
   Net income                                                                            $ 1,414,000           $    872,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                         200,000                274,000
       Provision for doubtful accounts net of write-offs                                     (15,000)               (45,000)
       Loss on sale of assets                                                                     --                 26,000
       Tax benefit realized from the exercise of stock options                                90,000                     --
         by employees
       Changes in operating assets and liabilities:
          (Increase) decrease in assets:
               Accounts receivable                                                           378,000               (927,000)
               Prepaid expenses and other current assets                                     362,000                229,000
           Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                                        (240,000)               459,000
               Deferred revenue                                                              (83,000)                    --
               Income taxes payable                                                          628,000                265,000
               Estimated third-party payor settlements                                      (266,000)                44,000
                                                                                        ------------           ------------
                   Net cash provided by operating activities                               2,468,000              1,197,000
                                                                                        ------------           ------------

Cash flows from investing activities:
   Purchase of investments                                                                   (41,000)                    --
   Purchase of furniture, equipment and leasehold improvements                               (40,000)              (101,000)
   Purchase of assets of business                                                            (85,000)            (1,763,000)
   Proceeds from sale of assets                                                                   --                 22,000
                                                                                        ------------           ------------
               Net cash (used in) investing activities                                      (166,000)            (1,842,000)
                                                                                        ------------           ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                    93,000                     --
   Purchase of treasury shares                                                               (33,000)               (27,000)
                                                                                        ------------           ------------

               Net cash provided by (used in) financing activities                            60,000                (27,000)
                                                                                        ------------           ------------

Net increase (decrease) in cash and cash equivalents                                       2,362,000               (672,000)

Cash and cash equivalents-beginning of period                                              9,082,000              4,856,000
                                                                                        ------------           ------------

Cash and cash equivalents-end of period                                                 $ 11,444,000           $  4,184,000
                                                                                        ============           ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Taxes                                                                           $    218,000           $    384,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

NOTE 2 - SUNSTAR HEALTHCARE, INC.

      SunStar Healthcare, Inc. ("SunStar") has been a publicly traded corporation since May 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of October 31, 2001, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment was $0.

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

NOTE 4 - NET INCOME PER SHARE DATA

A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                                For the three months ended October 31
                                       -------------------------------------------------------

                                                2001                           2000
                                                ----                           ----

                                           Income         Shares         Income         Shares
                                           ------         ------         ------         ------
Basic EPS:
       Net income                      $1,313,000      5,194,368     $  872,000      5,193,785
Effective of dilutive securities -
       common stock options                    --        292,510             --        152,074
                                       ----------     ----------     ----------     ----------

Diluted EPS:                           $1,313,000      5,486,878     $  872,000      5,345,859
                                       ==========     ==========     ==========     ==========


NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF
         STATEMENT NOS. 141 AND 142

In August 2001, the Company elected to adopt SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

SFAS No. 142 requires,  among other things,  that  companies no longer  amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method and, as of August 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $7.2 million. Annual amortization of this amount, which ceased effective August 1, 2001, amounted to approximately $0.4 million.

The effect of adoption of SFAS No. 142 on the reported net income for the prior period is as follows:

                                For the three months ended October 31
                                -------------------------------------

                                        2000               2001
                                        ----               ----

Reported net income                   $  649,000        $1,414,000
 Add back:  Amortization of
            goodwill                     102,000                --
                                      ----------        ----------

Net income, as adjusted               $  751,000        $1,414,000
                                      ==========        ==========



                                           For the three months ended October 31
                                           -------------------------------------

                                                2000              2001
                                                ----              ----

Basic earnings per share:
   Reported net income                        $   0.17        $   0.27
   Amortization of goodwill                   $   0.02              --
                                              --------        --------

Basic earnings per share, as
   adjusted                                   $   0.19        $   0.27
                                              ========        ========

Diluted earnings per share:
   Reported net income                        $   0.16        $   0.26
   Amortization of goodwill                   $   0.02              --
                                              --------        --------

Diluted earnings per share, as
   adjusted                                   $   0.18        $   0.26
                                              ========        ========

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2001.

      Except for historical information contained herein, certain matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as the ability of the Company to identify, consummate and integrate on favorable terms acquisitions or market penetrations, as to which there can be no assurance, market acceptance, pricing and demand for the Company's services, changing regulatory environment, changing economic conditions, ability to attract and retain qualified personnel, ability to manage the Company's growth, and other risks detailed in the Company's other filings with the Securities and Exchange Commission.

      The Company is subject to significant external factors that could significantly impact its business, including changes in Medicare and Medicaid reimbursement, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. As a participant in the home health care industry, the Company is subject to extensive federal, state and local regulations. There can be no assurance that any of these regulations will not change from existing standards, that additional standards will not be imposed or that the Company will not experience adverse effects as a result of efforts to comply with applicable standards, which are extensive, complex and often-changing.

      The Balanced Budget Act (the "Act") was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health care services. The primary change that affects the Company is a restructuring of the reimbursement system related to Medicare certified home health care agencies.

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

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION
----------------------------------------------

      For the three months ended October 31, 2001, net patient revenue increased $2,756,000, or 15.7%, to $20,274,000 from $17,518,000 for the three months ended
October 31, 2000. This increase is attributable in part to the acquisition of certain assets in New Jersey of Health Force in August 2000, in which state the Company's net patient revenue increased $483,000 over the periods. In addition, principally as a result of the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations in New York, the Company's net patient revenue there increased $468,000 over the periods. Further, net patient revenue in Connecticut increased $1,805,000 over the periods, primarily due to the continued successful penetration of available market share.

      Gross profit margin increased to 36.2% for the three months ended October 31, 2001 from 33.6% for the three months ended October 31, 2000. This increase is primarily attributable to increases in Medicaid reimbursement rates in both Connecticut and New Jersey in the current three-month period. The Company did not experience any such increase in reimbursement rates in New York.

      General and administrative expenses increased $784,000, or 19.4%, to $4,824,000 for the three months ended October 31, 2001 from $4,040,000 for the three months ended October 31, 2000. This increase is primarily attributable to additional administrative personnel and occupancy related costs incurred in connection with the expansion into the markets previously served by Health Force and by continued expansion of operations in Connecticut. As a percentage of net patient revenue, general and administrative expenses increased to 23.8% for the three months ended October 31, 2001 from 23.1% for the three months ended October 31, 2000.

      Amortization of intangibles decreased $85,000, or 38.3%, to $137,000 for the three months ended October 31, from $222,000 for the three months ended October 31, 2000. This decrease is attributable to the Company adopting SFAS No.141 and 142 in the current three month period.

      The Company recorded a bad debt provision of $115,000 for the three months ended October 31, 2001 as compared to $130,000 for the three months ended October 31, 2000. The Company has experienced increases in accounts receivable with certain of the Medicare certified agencies and health care facilities with which it contracts.

      As a result of the foregoing, income from operations increased $788,000, or 53.1%, to $2,272,000 for the three months ended October 31, 2001 from $1,484,000 for the three months ended October 31, 2000.

      Interest income increased $41,000, or 110.8%, to $78,000 for the three months ended October 31, 2001 from $37,000 for the three months ended October 31, 2000. This increase is attributable to the increase in cash balances and operating cash flow over the previous three-month period.

      The Company's effective tax rate decreased to 39.8% for the three months ended October 31, 2001 from 42.7% for the three months ended October 31, 2000. This decrease is attributable to the adoption of SFAS No. 142, a slight decline in state income taxes and an increase in work opportunity tax credits.

      Net income increased $542,000, or 62.2%, to $1,414,000, or $0.26 per share in the three months ended October 31, 2001 from $872,000, or $.16 per share, in the three months ended October 31, 2000. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

      The rate of inflation had no material effect on operations for the three months ended October 31, 2001.

FINANCIAL CONDITION AND CAPITAL RESOURCES
-----------------------------------------

      Current assets increased to $28,756,000 and current liabilities increased to $4,705,000, respectively, at October 31, 2001. This resulted in an increase of $1,625,000 in working capital from $22,426,000 at July 31, 2001 to $24,051,000 at October 31, 2001. Cash and cash equivalents increased $2,362,000, to $11,444,000 at October 31, 2001 from $9,082,000 at July 31, 2001. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities.

      The Company provided net cash from operating activities of $2,468,000 for the three months ended October 31, 2001 as compared to cash provided by operating activities of $1,197,000 for the three months ended October 31, 2000. The increase in cash provided by operating activities of $1,271,000, or 106.2%, is attributable to an increase in operating cash flow of $562,000, net decreases in operating assets of $1,438,000, offset by net decreases in operating liabilities of ($729,000) over the comparable period for the three months ended October 31, 2000. Net cash used in investing activities for the three months ended October 31, 2001 consisted of the purchase of investments, equipment and assets of businesses. The net cash used in investing activities for the three months ended October 31, 2000 consisted of the purchase of assets of Health Force and equipment, offset by the sale of assets. Net cash provided by financing activities for the three months ended October 31, 2001 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares. Net cash used in financing activities for the three months ended October 31, 2000 consisted of the purchase of treasury shares.

      The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 76 days at October 31, 2001 as compared to 74 days at October 31, 2000.

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

      The Company intends to meet its short term and long term liquidity need with its current cash balances, cash flow from operations and its credit facility.

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

Item 6. Exhibits and reports on Form 8-K

               (a)     Exhibits:

                       Exhibit
                       Number               Document
                       ------               --------

                       10.1 Credit Agreement dated as of October 24, 2001 by and among the Company, certain of the Company's subsidiaries, and HSBC Bank USA with respect to the Company's $7.5 million revolving credit facility

                       10.2 Revolving Credit Note dated October 24, 2001 with respect to prime rate alternative.

                       10.3 Revolving Credit Note dated October 24, 2001 with respect to LIBOR alternative.


               (b)     Reports on Form 8-K:

                       None

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL HOME HEALTH CARE CORP.



Date:  December 14, 2001              By: /s/ Robert P. Heller
                                          ------------------------
                                          Name:  Robert P. Heller
                                          Title: Vice President of Finance and
                                                 Chief Financial Officer