Form 10-Q
period 2002-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2002-03-15
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002
                                     ----------------

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

The number of shares of common stock outstanding as of March 15, 2002 was 5,255,144.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2002


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

Item 1.   Financial Statements

          Balance   Sheets  as  of  January  31,  2002  and
             July  31,  2001 (unaudited)                                  3-4

          Statements of  Operations  for the three  months  ended
               January  31, 2002 and January 31, 2001 and the six
               months ended January 31, 2002 and January 31, 2001
               (unaudited)                                                 5

          Statements  of Cash  Flows  for the  six  months  ended
               January 31, 2002 and January 31, 2001  (unaudited)          6

          Notes to Consolidated Financial Statements                      7-10

Item 2.   Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations                             10-14

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                January 31, 2002       July 31, 2001
                                                                ----------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                      $11,639,000        $ 9,082,000
     Investments                                                         39,000             18,000
     Accounts receivable - less allowance for doubtful
         accounts of $850,000 and $865,000                           15,872,000         15,983,000
     Prepaid expenses and other assets                                1,043,000          1,199,000
     Income taxes receivable                                            256,000            -----
     Deferred taxes                                                     810,000            810,000
                                                                   ------------        -----------

         Total current assets                                        29,659,000         27,092,000

Furniture, equipment and leasehold
     Improvements, net                                                  891,000            939,000
Goodwill                                                              7,166,000          7,166,000
Other intangible assets, net                                          1,629,000          1,817,000
Deposits and other assets                                               238,000            236,000
                                                                   ------------        -----------
                  TOTAL                                             $39,583,000        $37,250,000
                                                                    ===========        ===========




(continued)





                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                January 31, 2002       July 31, 2001
                                                                ----------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable and accrued expenses                          $2,617,000         $ 3,268,000
     Estimated third-party payor settlements                           750,000           1,090,000
     Deferred revenue                                                  260,000             282,000
     Income taxes payable                                              -----                26,000
                                                                ----------------       -------------

            Total current liabilities                                3,627,000           4,666,000
                                                                ----------------       -------------

Stockholders' equity:
     Common stock, $.001 par value; authorized
         20,000,000 shares, issued 6,578,383 shares                      6,000               6,000
     Additional paid-in capital                                     20,933,000          20,306,000
     Retained earnings                                              17,619,000          14,784,000
                                                                ----------------       -------------
                                                                    38,558,000          35,096,000

     Less treasury stock (1,319,279 and 1,310,679 shares)
         at cost                                                    (2,602,000)         (2,512,000)
                                                                ----------------       -------------
            Total stockholders' equity                              35,956,000          32,584,000
                                                                ----------------       -------------

                    TOTAL                                          $39,583,000         $ 37,250,000
                                                                ================       =============


          See accompanying notes to consolidated financial statements.


                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the three months ended             For the six months ended
                                                       January 31,                            January 31,
                                               -----------------------------        ----------------------------
                                                 2002              2001               2002            2001
                                                 ----              ----               ----            ----

Net patient revenue                             $20,466,000      $18,479,000        $40,741,000      $35,997,000
                                               -------------  ---------------    ---------------    -------------

Operating expenses:
    Cost of revenue                              12,972,000       11,964,000         25,898,000       23,606,000
    General and administrative                    5,012,000        4,458,000          9,836,000        8,498,000
    Amortization of intangibles                     136,000          245,000            273,000          467,000
    Provision for doubtful accounts                  65,000          180,000            180,000          310,000
                                               -------------  ---------------    ---------------    -------------

       Total operating expenses                  18,185,000       16,847,000         36,187,000       32,881,000
                                               -------------  ---------------    ---------------    -------------

Income from operations                            2,281,000        1,632,000          4,554,000        3,116,000

Other income:
    Interest income                                  44,000           41,000            122,000           78,000
                                               -------------  ---------------    ---------------    -------------

Income before taxes                               2,325,000        1,673,000          4,676,000        3,194,000

Provision for income taxes                          904,000          714,000          1,840,000        1,363,000
                                               -------------  ---------------    ---------------    -------------
Net income                                       $1,421,000         $959,000         $2,836,000       $1,831,000
                                               =============  ===============    ===============    =============

Net income per share:
    Basic                                             $0.27            $0.19              $0.54            $0.35
                                               =============  ===============    ===============    =============
    Diluted                                           $0.26            $0.18              $0.51            $0.34
                                               =============  ===============    ===============    =============

Weighted average shares outstanding:
    Basic                                         5,253,063        5,178,763          5,223,555        5,186,274

    Diluted                                       5,533,615        5,305,375          5,510,086        5,325,617



          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the six months ended January 31,
                                                                                  ------------------------------------
                                                                                      2002                      2001
                                                                                      ----                      ----
Cash flows from operating activities:
   Net income                                                                      $2,836,000                $1,831,000
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                401,000                   579,000
         Provision for doubtful accounts, net of write-offs                           (15,000)                  (34,000)
         Loss on sale of assets                                                         -----                    26,000
         Unrealized loss on investments                                                45,000                     -----
         Tax benefit realized from the exercise of stock options
            by employees                                                              299,000                     -----
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
                Accounts receivable                                                   126,000                (1,418,000)
                Prepaid expenses and other current assets                             154,000                    57,000
                Income taxes receivable                                              (282,000)                 (132,000)
            Increase (decrease) in liabilities:
                Accounts payable, accrued expenses and                               (651,000)                  884,000
                  other liabilities
                Deferred revenue                                                      (22,000)                    -----
                Estimated third-party payor settlements                              (340,000)                  852,000
                                                                                ----------------           -------------
                  Net cash provided by operating activities                         2,551,000                 2,645,000
                                                                                ----------------           -------------
Cash flows from investing activities:
   Purchase of investments                                                            (66,000)                    -----
   Purchase of property, plant and equipment                                          (80,000)                 (291,000)
   Purchase of assets of business                                                     (85,000)               (1,746,000)
   Proceeds from sale of assets                                                         -----                    22,000
                                                                                ----------------           -------------
                  Net cash (used in) investing activities                            (231,000)               (2,015,000)
                                                                                ----------------           -------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                            327,000                     -----
   Purchase of treasury shares                                                        (90,000)                 (164,000)
                                                                                ----------------           -------------
                  Net cash provided by (used in) financing activities                 237,000                  (164,000)
                                                                                ----------------           -------------

Net increase in cash and cash equivalents                                           2,557,000                   466,000

Cash and cash equivalents - beginning of period                                     9,082,000                 4,856,000
                                                                                ----------------           -------------
Cash and cash equivalents - end of period                                         $11,639,000                $5,322,000
                                                                                ================           =============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                                                      $1,822,000                $1,513,000
        Interest                                                                        4,000                     -----


           See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.


NOTE 2 - SUNSTAR HEALTHCARE, INC.

     SunStar Healthcare, Inc. ("SunStar") has been a publicly traded corporation since May 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of January 31, 2002, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment was $0.


NOTE 3 - ACQUISITIONS

     On August 25, 2000, the Company acquired, through Accredited Health Services, Inc., its subsidiary in New Jersey, certain assets of Health Force Owned, Ltd. and its affiliates ("Health Force"). Health Force's operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. The purchase price of $1,822,000 in cash, including acquisition costs of $42,000, was generated from internal funds. The acquisition was accounted for as a purchase. The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing.

NOTE 4 - PER SHARE DATA

                                                       For the three months ended
                                                               January 31,
                                     --------------------------------------------------------------------

                                               2002                                  2001
                                               ----                                  ----

                                       Income             Shares          Income                Shares
Basic EPS:
       Net income                     $1,421,000         5,253,063          $959,000           5,178,763
Effect of dilutive securities -
       common stock options                ---             280,552             ---               126,612
                                     ------------    ---------------    --------------     ---------------
Diluted EPS                           $1,421,000         5,533,615          $959,000           5,305,375
                                     ============    ===============    ==============     ===============



                                                           For the six months ended
                                                                January 31,
                                     --------------------------------------------------------------------
                                                2002                                  2001
                                                ----                                  ----

                                       Income             Shares            Income                Shares

Basic EPS:
       Net income                     $2,836,000         5,223,555         $1,831,000            5,186,274
Effect of dilutive securities -
       common stock options                ---             286,531              ---                139,343
                                     ------------     --------------    --------------     ---------------
Diluted EPS                           $2,836,000         5,510,086         $1,831,000            5,325,617
                                     =============    ==============    ==============     ===============



NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF
         STATEMENTS NOS. 141 AND 142

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

     The effect of adoption of SFAS No. 142 on the reported net income for the prior period is as follows:


                                                                For the three months ended January 31,
                                                               ---------------------------------------
                                                                    2001                     2002
                                                                    ----                     ----
Reported net income                                             $   959,000                 $1,421,000
     Add back: Amortization of goodwill                             103,000                       ----
                                                              ------------------       -----------------
Net income, as adjusted                                          $1,062,000                 $1,421,000
                                                              ==================       =================

Basic earnings per share:
     Reported net income                                             $0.19                     $0.27
     Amortization of goodwill                                        $0.02                      ----
                                                              ------------------       -----------------

Basic earnings per share, as adjusted                                $0.21                     $0.27
                                                              ==================       =================

Diluted earnings per share:
     Reported net income                                             $0.18                     $0.26
     Amortization of goodwill                                        $0.02                      ----
                                                              ------------------       -----------------

Diluted earnings per share, as adjusted                              $0.20                     $0.26
                                                              ==================       =================


                                                                For the six months ended January 31,
                                                               -------------------------------------

                                                                    2001                     2002
                                                                    ----                     ----

Reported net income                                              $1,831,000                 $2,836,000
     Add back: Amortization of goodwill                             205,000                       ----
                                                              ------------------       -----------------
Net income, as adjusted                                          $2,036,000                 $2,836,000
                                                              ==================       =================

Basic earnings per share:
     Reported net income                                             $0.35                     $0.54
     Amortization of goodwill                                        $0.04                      ----
                                                              ------------------       -----------------


Basic earnings per share, as adjusted                                $0.39                     $0.54
                                                              ==================       =================

Diluted earnings per share:
     Reported net income                                             $0.34                     $0.51
     Amortization of goodwill                                        $0.04                      ----
                                                              ------------------       -----------------

Diluted earnings per share, as adjusted                              $0.38                     $0.51
                                                              ==================       =================

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

     Under the Act, Medicare home care reimbursement changes were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for  inflation.  Under IPS, most Medicare  providers  were  reimbursed  under an agency-specific per patient cost limit. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase of the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care." The 60-day episode is the basic unit of payment. The 60-day episode coordinates with the 60-day physician re-certification of the plan of care and with the 60-day reassessment of the patient using the Outcomes and Assessment Information Set ("Oasis"). Oasis is the outcome study that Medicare utilized over a two-year period to determine the amount of reimbursement to providers for each 60-day episode.

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

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

     For the three months ended January 31, 2002, net patient revenue increased $1,987,000, or 10.8%, to $20,466,000 from $18,479,000 for the three months ended
January 31, 2001. This increase is primarily attributable to the continued successful penetration of available market share in Connecticut, in which net patient revenue increased $1,754,000. In addition, the Company had increases in net patient revenue of $154,000 and $79,000, respectively, in the states of New Jersey and New York.

     Gross profit margin increased to 36.7% for the three months ended January 31, 2002 from 35.3% for the three months ended January 31, 2001. This increase is primarily attributable to increases in Medicaid reimbursement rates in both Connecticut and New Jersey in the current three-month period. The Company did not experience any such increase in reimbursement rates in New York.

     General and administrative expenses increased $554,000, or 12.4%, to $5,012,000 for the three months ended January 31, 2002 from $4,458,000 for the three months ended January 31, 2001. This increase primarily is attributable to additional administrative personnel and occupancy related costs incurred in connection with the expansion into markets previously served in all three states in which the Company operates. As a percentage of net patient revenue, general and administrative expenses increased slightly to 24.5% for the three months ended January 31, 2002 from 24.1% for the three months ended January 31, 2001.

     Amortization of intangibles decreased $109,000, or 44.5%, to $136,000 for the three months ended January 31, 2002 from $245,000 for the three months ended January 31, 2001. This decrease is attributable to the Company's adoption of SFAS No. 141 and 142 in the current fiscal year.

     The Company recorded a bad debt provision of $65,000 for the three months ended January 31, 2002, as compared to $180,000 for the three months ended January 31, 2001. The Company reserved against its accounts receivable in the previous year as a result of the Company entering into contracts with many new payor sources over the past two years.

     As a result of the foregoing, income from operations increased $649,000, or 39.8%, to $2,281,000 for the three months ended January 31, 2002 from $1,632,000 for the three months ended January 31, 2001.

     Interest income increased $3,000, or 7.3%, to $44,000 for the three months ended January 31, 2002 from $41,000 for the three months ended January 31, 2001. Although the Company has generated higher cash balances over the past year, the decline in interest rates has reduced the Company's interest income.

     The Company's effective tax rate decreased to 38.9% for the three months ended January 31, 2002 from 42.7% for the three months ended January 31, 2001. This decrease is attributable to a slight decline in state income tax rates and an increase in work opportunity tax credits.

     Net income increased $462,000, or 48.2%, to $1,421,000, or $.26 per share, in the three months ended January 31, 2002 from $959,000, or $.18 per share, in the three months ended January 31, 2001. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001.

     For the six months ended January 31, 2002, net patient revenue increased $4,744,000, or 13.2%, to $40,741,000 from $35,997,000 for the six months ended
January 31, 2001. This increase is primarily attributable to the continued successful penetration of available market share in Connecticut, in which net patient revenue increased $3,559,000. In addition, the Company had increase in net patient revenue of $637,000 and $548,000, respectively, in the states of New Jersey and New York.

     Gross profit margin increased to 36.4% for the six months ended January 31, 2002 from 34.4% for the six months ended January 31, 2001. This increase is due principally to increased business in Connecticut, where the Company has higher margin business as well as increases in Medicaid reimbursement rates in both Connecticut and New Jersey in the current six-month period. The Company did not experience any such increase in reimbursement rates in New York.

     General and administrative expenses increased $1,338,000, or 15.7%, to $9,836,000 for the six months ended January 31, 2002 from $8,498,000 for the six months ended January 31, 2001. This increase is attributable to the additional administrative personnel and occupancy related costs incurred in connection with the expansion in the state of Connecticut and the acquisition of Health Force. As a percentage of net patient revenue, general and administrative expenses increased slightly to 24.1% for the six months ended January 31, 2002 from 23.6% for the six months ended January 31, 2001.

     Amortization of intangibles decreased $194,000, or 41.5%, to $273,000 for the six months ended January 31, 2002 from $467,000 for the six months ended January 31, 2001. This decrease is attributable to the Company's adoption of SFAS No. 141 and 142 in the current fiscal year.

     The Company recorded a bad debt provision of $180,000 for the six months ended January 31, 2002, compared to $310,000 for the six months ended January 31, 2001. This decrease is explained in the above three-month discussion.

     As a result of the foregoing, income from operations increased $1,438,000, or 46.1%, to $4,554,000 for the six months ended January 31, 2002 from $3,116,000 for the six months ended January 31, 2001.

     Interest income increased $44,000, or 56.4%, to $122,000 for the six months ended January 31, 2002 from $78,000 for the six months ended January 31, 2001. This increase is attributable to the Company generating higher cash balances over the past fiscal year. Although the Company has generated higher cash balances over the periods, the decline in interest rates has substantially reduced the Company's ability to maximize interest income.

     The Company's effective tax rate decreased to 39.3% for the six months ended January 31, 2002 from 42.7% for the six months ended January 31, 2001. This decrease is explained in the above three-month discussion.

     Net income  increased  $1,005,000,  or 54.9%,  to  $2,836,000,  or $.51 per
share, in the six months ended January 31, 2002 from $1,831,000, or $.34 per share, in the six months ended January 31, 2001. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is principally attributable to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

     The rate of inflation had no material effect on operations for the six months ended January 31, 2002.

Financial Condition and Capital Resources
-----------------------------------------

     Current assets increased to $29,659,000 and current liabilities decreased to $3,627,000, respectively, at January 31, 2002. This resulted in an increase in working capital of $3,606,000 from $22,426,000 at July 31, 2001 to $26,032,000 at January 31, 2002. Cash and cash equivalents increased $2,557,000, to $11,639,000 at January 31, 2002 from $9,082,000 at July 31, 2001. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities.

     The Company provided net cash from operating activities of $2,551,000 for the six months ended January 31, 2002 as compared to net cash provided by operating activities of $2,645,000 for the six months ended January 31, 2001 The decrease in cash provided by operating activities of ($94,000), or (3.6%), is attributable to an increase in operating cash flow of $1,164,000, a net decrease in operating assets of $1,491,000, offset by a net decrease in operating liabilities of ($2,749,000) over the comparable period for the six months ended January 31, 2001. Net cash used in investing activities for the six months ended January 31, 2002, consisted of the purchase of investments, equipment and assets of businesses. The net cash used in investing activities for the six months ended January 31, 2001 consisted of the purchase of assets of Health Force and equipment, offset by the sale of assets. Net cash provided by financing activities for the six months ended January 31, 2002 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares. Net cash used in financing activities for the six months ended January 31, 2001 consisted of the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 77 days at January 31, 2002 as compared to 84 days at January 31, 2001.

     In October 2001, the Company obtained a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company pays quarterly in arrears a .25% annual commitment fee on unused amounts.

     The Company intends to meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its credit facility.

     In October 2001, the Board of Directors extended for one year its program to repurchase the Company's Common Stock. Purchases in the aggregate amount of up to $1,000,000 during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company (the "Meeting") was held on December 6, 2001. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                       For                 Withheld
                                       ---                 --------
     Frederick H. Fialkow           4,354,058               2,552
     Steven Fialkow                 4,354,058               2,552
     Bernard Levine, M.D.           4,355,003               1,607
     Ira Greifer, M.D.              4,355,003               1,607
     Robert C. Pordy, M.D.          4,355,003               1,607

     In addition, the Company's stockholder ratified at the Meeting the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent certified accountants for the year ending July 31, 2002. The votes for such ratification were as follows:

        For                            Against            Abstain
        ---                            -------            -------
     4,340,727                          1,356              14,527

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:


          *   10.1  Amended  and  Restated  Employment  Agreement  dated  as  of
                    November  1, 2001  between  the  Company  and  Frederick  H.
                    Fialkow.

          * 10.2 Employment Agreement dated as of November 1, 2001 between the Company and Steven Fialkow.

          * 10.3 Employment Agreement dated as of November 1, 2001 between the Company and Robert P. Heller.

          * 10.4 Employment Agreement dated as of November 1, 2001 between the Company and Richard Garofalo.

----------
* Filed herewith

         (b)   Reports on Form 8-K:  None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            National Home Health Care Corp.



Date:   March 15, 2002                      /s/ Robert P. Heller
                                            ------------------------------------
                                            Robert P. Heller
                                            Vice President of Finance (chief
                                            financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------


10.1 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Company and Frederick H. Fialkow.

10.2 Employment Agreement dated as of November 1, 2001 between the Company and Steven Fialkow.

10.3 Employment Agreement dated as of November 1, 2001 between the Company and Robert P. Heller.

10.4 Employment Agreement dated as of November 1, 2001 between the Company and Richard Garofalo.