Form 10-Q
period 2002-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2002-06-13
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2002
                                    --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to ______________


                         Commission file number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Delaware                                     22-2981141
-----------------------------------     ----------------------------------------
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

Indicate by check mark whether the Registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of June 13, 2002 was 5,551,425.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2002



PART I.        FINANCIAL INFORMATION                                       Page
                                                                           ----

Item 1.        Financial Statements

               Consolidated Balance Sheets as of April 30, 2002
               and July 31, 2001 (unaudited)                                3-4

               Consolidated Statements of Operations for the
               three months ended April 30, 2002 and April 30,
               2001 and the nine months ended April 30, 2002 and
               April 30, 2001 (unaudited)                                     5

               Consolidated Statements of Cash Flows for the nine
               months ended April 30, 2002 and April 30, 2001
               (unaudited)                                                    6

               Notes to Consolidated Financial Statements                   7-9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10-15

PART II.       OTHER INFORMATION

Item 5.        Other Information                                             15

Item 6.        Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                   16

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                          April 30, 2002          July 31, 2001
                                                                          --------------          -------------
ASSETS

Current assets:
     Cash and cash equivalents                                               $13,601,000           $9,082,000
     Investments                                                                  57,000               18,000
     Accounts receivable-less allowance
         for doubtful accounts of
         $712,000 and $865,000                                                16,468,000           15,983,000

     Prepaid expenses and other assets                                           833,000            1,199,000
     Income taxes receivable                                                     227,000
     Deferred taxes                                                              810,000              810,000
                                                                              ----------           ----------

         Total current assets                                                 31,996,000           27,092,000

Furniture, equipment and leasehold
     improvements, net                                                           903,000              939,000
Goodwill                                                                       7,166,000            7,166,000
Other intangible assets, net                                                   1,493,000            1,817,000
Deposits and other assets                                                        238,000              236,000
                                                                              ----------           ----------

         TOTAL                                                               $41,796,000          $37,250,000
                                                                             ===========          ===========




  (continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                           April 30, 2002          July 31, 2001
                                                                           --------------          -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                    $   3,082,000          $  3,268,000
     Estimated third-party payor settlements                                        951,000             1,090,000
     Deferred revenue                                                               284,000               282,000
     Income taxes payable                                                             -----                26,000
                                                                              -------------          ------------

         Total current liabilities                                                4,317,000             4,666,000
                                                                              -------------          ------------

Stockholders' equity:
     Common stock, $.001 par value; authorized
          20,000,000 shares, issued 6,612,553 shares                                  6,000                 6,000
     Additional paid-in capital                                                  21,160,000            20,306,000
     Retained earnings                                                           18,981,000            14,784,000
                                                                              -------------          ------------
                                                                                 40,147,000            35,096,000

Less: treasury stock (1,325,279 and 1,310,679 shares) at cost                    (2,668,000)           (2,512,000)
                                                                              -------------          ------------

         Total stockholders' equity                                              37,479,000            32,584,000
                                                                              -------------          ------------

                      TOTAL                                                   $  41,796,000          $ 37,250,000
                                                                              =============          ============






          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three months ended                For the nine months ended
                                                              April 30,                                 April 30,
                                                   -----------------------------              ---------------------------
                                                     2002                2001                  2002                 2001
                                                     ----                ----                  ----                 ----

Net patient revenue                               $20,620,000          $18,944,000            $61,361,000     $54,941,000
                                                  -----------          -----------            -----------     -----------

Operating expenses:
     Cost of revenue                               13,081,000           12,302,000             38,979,000      35,908,000
     General and administrative                     5,186,000            4,477,000             15,022,000      12,975,000
     Amortization of intangibles                      136,000              244,000                409,000         711,000
     Provision for doubtful accounts                   65,000              180,000                245,000         490,000
                                                  -----------          -----------            -----------     -----------

         Total operating expenses                  18,468,000           17,203,000             54,655,000      50,084,000
                                                  -----------          -----------            -----------     -----------

Income from operations                              2,152,000            1,741,000              6,706,000       4,857,000

Other income:
     Interest income                                   48,000               59,000                170,000         137,000
                                                  -----------          -----------            -----------     -----------

Income before taxes                                 2,200,000            1,800,000              6,876,000       4,994,000

Provision for income taxes                            839,000              735,000              2,679,000       2,098,000
                                                  -----------          -----------            -----------     -----------

Net income                                         $1,361,000           $1,065,000             $4,197,000      $2,896,000
                                                  -----------          -----------            -----------     -----------

Net income per share:
     Basic                                               $.26                 $.21                   $.80            $.58
                                                  ===========          ===========            ===========     ===========

     Diluted                                             $.25                 $.20                   $.76            $.57
                                                  ===========          ===========            ===========     ===========

Weighted average shares outstanding:

     Basic                                          5,269,006            5,032,247              5,238,427       4,970,269

     Diluted                                        5,503,822            5,207,214              5,507,720       5,105,003






          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the nine months ended April 30,
                                                                                              ----------------------------------
                                                                                                2002                   2001
                                                                                                ----                   ----
Cash flows from operating activities:
     Net income                                                                                $4,197,000              $2,896,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                            606,000                 886,000
         Provision for doubtful accounts, net of write-offs                                       153,000                  62,000
         Loss on sale of assets                                                                                            26,000
         Unrealized loss on investments                                                            27,000                   -----
         Tax benefit realized from the exercise of stock options by employees                     398,000                   -----
         Changes in operating assets and liabilities:
            (Increase) decrease in assets:
              Accounts receivable                                                                (638,000)               (601,000)
              Prepaid expenses and other current assets                                           364,000                 107,000
              Income taxes receivable                                                            (253,000)                (11,000)
            Increase (decrease) in liabilities:
              Accounts payable, accrued expenses and other liabilities                           (186,000)              1,018,000
              Deferred revenue                                                                      2,000                   -----
              Estimated third-party payor settlements                                            (139,000)              1,469,000
                                                                                           ---------------          ----------------
                  Net cash provided by operating activities                                     4,531,000               5,852,000
                                                                                           ---------------          ----------------
Cash flows from investing activities:
     Purchase of investments                                                                      (66,000)                  -----
     Purchase of property, plant and equipment                                                   (161,000)               (412,000)
     Purchase of assets of business                                                               (85,000)             (1,733,000)
     Proceeds from sale of assets                                                                   -----                  22,000
                                                                                           ---------------          ----------------
                  Net cash (used in) investing activities                                        (312,000)             (2,123,000)
                                                                                           ---------------          ----------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                                      456,000                  26,000
     Purchase of treasury shares                                                                 (156,000)               (164,000)
                                                                                           ---------------          ----------------
                  Net cash provided by (used in) financing activities                             300,000                (138,000)
                                                                                           ---------------          ----------------

Net increase in cash and cash equivalents                                                       4,519,000               3,591,000

Cash and cash equivalents - beginning of period                                                 9,082,000               4,856,000
                                                                                           ---------------          ----------------
Cash and cash equivalents - end of period
                                                                                              $13,601,000              $8,447,000
                                                                                           ===============          ================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Taxes                                                                                 $2,533,000              $2,127,000
         Interest                                                                                  $8,000                   -----

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

NOTE 2 - SUNSTAR HEALTHCARE, INC.

     SunStar Healthcare, Inc. ("SunStar") became a publicly traded corporation in May 1996. SunStar, formerly a wholly-owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of April 30, 2002, the Company's ownership percentage of SunStar was 21.6% and the value of the Company's investment was $0.

NOTE 3 - ACQUISITIONS

     On August 25, 2000, the Company acquired, through Accredited Health Services, Inc., a New Jersey subsidiary, certain assets of Health Force Owned, Ltd. and its affiliates ("Health Force"). Health Force's operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. The purchase price of $1,822,000 in cash, including acquisition costs of $42,000, was generated from internal funds. The acquisition was accounted for as a purchase. The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing.

NOTE 4 - PER SHARE DATA

                                                                    For the three months ended
                                                                            April 30,
                                            ------------------------------------------------------------------------
                                                            2002                                 2001
                                                            ----                                 ----

                                                    Income            Shares           Income               Shares
Basic EPS:
        Net income                                $1,361,000        5,269,006        $1,065,000           5,032,247
Effect of dilutive securities -
common stock options                                   -----          234,816             -----             174,967
                                                  ----------        ---------        ----------           ---------

Diluted EPS                                       $1,361,000        5,503,822        $1,065,000           5,207,214
                                                  ==========        =========        ==========           =========


                                                                    For the nine months ended
                                                                            April 30,
                                            ------------------------------------------------------------------------
                                                            2002                                 2001
                                                            ----                                 ----

                                                 Income             Shares             Income            Shares
Basic EPS:
        Net income                                $4,197,000        5,238,427        $2,896,000          4,970,269
Effect of dilutive securities -
common stock options                                   -----          269,293             -----            134,734
                                                  ----------        ---------        ----------          ---------

Diluted EPS                                       $4,197,000        5,507,720        $2,896,000          5,105,003
                                                  ==========        =========        ==========          =========


NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF
         STATEMENTS NOS. 141 AND 142

     In August 2001, the Company elected to adopt SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 42 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the
useful  lives  of  other  existing  recognized   intangible  assets,
and cease amortization of intangible assets with an indefinite useful life.

     The Company's previous business combinations were accounted for by using the purchase method and, as of August 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $7.2 million. Annual amortization of this amount, which ceased effective August 1, 2001, amounted to approximately $0.4 million.

     The effect of adoption of SFAS No. 142 on the reported net income for the prior periods is as follows:

                                                                      For the three months ended April 30,
                                                                      ------------------------------------
                                                                         2002                      2001
                                                                         ----                      ----

Reported net income                                                   $1,361,000                $1,065,000
     Add back: Amortization of goodwill                                    -----                   108,000
                                                                      ----------                ----------

Net income, as adjusted                                               $1,361,000                $1,173,000
                                                                      ==========                ==========

Basic earnings per share:
     Reported net income                                                    $.26                      $.21
     Amortization of goodwill                                              -----                      $.02
                                                                      ----------                ----------

Basic earnings per share, as adjusted                                       $.26                      $.23
                                                                      ==========                ==========

Diluted earnings per share:
     Reported net income                                                    $.25                      $.20
     Amortization of goodwill                                              -----                      $.02
                                                                      ----------                ----------

Diluted earnings per share, as adjusted                                     $.25                      $.22
                                                                      ==========                ==========


                                                                       For the nine months ended April 30,
                                                                       -----------------------------------
                                                                         2002                      2001
                                                                         ----                      ----

Reported net income                                                   $4,197,000                $2,896,000
     Add back: Amortization of goodwill                                    -----                   219,000
                                                                      ----------                ----------

Net income, as adjusted                                               $4,197,000                $3,115,000
                                                                      ==========                ==========

Basic earnings per share:
     Reported net income                                                    $.80                      $.58
     Amortization of goodwill                                              -----                      $.06
                                                                      ----------                ----------

Basic earnings per share, as adjusted                                       $.80                      $.64
                                                                      ==========                ==========

Diluted earnings per share:
     Reported net income                                                    $.76                      $.57
     Amortization of goodwill                                               ----                      $.06
                                                                      ----------                ----------
Diluted earnings per share, as adjusted                                     $.76                      $.63
                                                                      ==========                ==========


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

     Results of Operations and Effects of Inflation
     ==============================================

     Three Months Ended April 30, 2002 Compared to Three Months Ended
     ----------------------------------------------------------------
     April 30, 2001
     --------------


     For the three months ended April 30, 2002, net patient revenue increased $1,676,000 or 8.9%, to $20,620,000 from $18,944,000 for the three months ended
April 30, 2001. This increase is primarily attributable to the expansion of operations in Connecticut, in which net patient revenue increased $1,201,000. In addition, the Company had increases in net patient revenue of $160,000 and $315,000, respectively, in the states of New Jersey and New York. The increase in the state of New York is partially attributable to Impressive Staffing Corp. ("Impressive"), a newly formed subsidiary of Health Acquisition Corp. that is engaged in the staffing of nurses and related personnel to hospitals, nursing homes and facilities. This new subsidiary was formed in January 2002 and commenced operations in February 2002.

     Gross profit margin increased to 36.6% for the three months ended April 30, 2002 from 35.1% for the three months ended April 30, 2001. This increase is primarily attributable to increases in Medicaid reimbursement rates in both Connecticut and New Jersey in the current three-month period. The Company did not experience any such increase in reimbursement rates in New York.

     General and administrative expenses increased $709,000, or 15.8%, to $5,186,000 for the three months ended April 30, 2002 from $4,477,000 for the three months ended April 30, 2001. This increase is primarily attributable to additional administrative personnel and occupancy related costs incurred in connection with the expansion of operations in Connecticut and New Jersey and the additional administrative expenses incurred with startup costs for Impressive. As a percentage of net patient revenue, general and administrative expenses increased to 25.2% for the three months ended April 30, 2002 from 23.6% for the three months ended April 30, 2001.

     Amortization of intangibles decreased $108,000, or 44.3%, to $136,000 for the three months ended April 30, 2002 from $244,000 for the three months ended April 30, 2001. This decrease is attributable to the Company adopting SFAS No. 141 and 142 in the current fiscal year.

     The Company recorded a bad debt provision of $65,000 for the three months ended April 30, 2002, as compared to $180,000 for the three months ended April 30, 2001. The Company reserved against its accounts receivable in the previous year as a result of the Company entering into contracts with many new payor sources over the past two years.

     As a result of the foregoing, income from operations increased $411,000, or 23.6%, to $2,152,000 for the three months ended April 30, 2002 from $1,741,000 for the three months ended April 30, 2001.

     Interest income increased $11,000, or 18.6%, to $48,000 for the three months ended April 30, 2002 from $59,000 for the three months ended April 30, 2001. Although the Company has generated higher cash balances over the past year, the decline in interest rates has reduced the Company's interest income.

     The Company's effective tax rate decreased to 38.1% for the three months ended April 30, 2002 from 40.8% for the three months ended April 30, 2001. This decrease is attributable to a decline in state income taxes and an increase in work opportunity tax credits.

     Net income increased $296,000, or 27.8%, to $1,361,000, or $.25 per share, in the three months ended April 30, 2002 from $1,065,000, or $.20 per share, in the three months ended April 30, 2001. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if it all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

     Nine Months Ended April 30, 2002 Compared to Nine Months Ended
     --------------------------------------------------------------
     April 30, 2001
     --------------


     For the nine months ended April 30, 2002, net patient revenue increased $6,420,000, or 11.7%, to $61,361,000 from $54,941,000 for the nine months ended
April 30, 2001. This increase is primarily attributable to the expansion of operations in Connecticut, in which net patient revenue increased $4,761,000. In addition, the Company had increases in net patient revenue of $797,000 and $862,000, respectively, in the states of New Jersey and New York.

     Gross profit margin increased to 36.5% for the nine months ended April 30, 2002 from 34.6% for the nine months ended April 30, 2001. This increase is due principally to increased business in Connecticut, where the Company has higher margin business as well as increases in Medicaid reimbursement rates in both Connecticut and New Jersey in the current nine-month period. The Company did not experience any such increase in reimbursement rates in New York.

     General and administrative expenses increased $2,047,000, or 15.8%, to $15,022,000 for the nine months ended April 30, 2002 from $12,975,000 for the nine months ended April 30, 2001. This increase is primarily attributable to additional administrative personnel and occupancy related costs incurred in connection with the expansion of operations in Connecticut and New Jersey and the additional administrative expenses incurred with startup costs for Impressive. As a percentage of net patient revenue, general and administrative expenses increased slightly to 24.5% for the nine months ended April 30, 2002 from 23.6% for the nine months ended April 30, 2001.

     Amortization of intangibles decreased $302,000, or 42.5%, to $409,000 for the nine months ended April 30, 2002 from $711,000 for the nine months ended April 30, 2001. This decrease is attributable to the Company adopting SFAS No. 141 and 142 in the current fiscal year.

     The Company recorded a bad debt provision of $245,000 for the nine months ended April 30, 2002, as compared to $490,000 for the nine months ended April 30, 2001. This increase is explained in the above three-month discussion.

     As a result of the foregoing, income from operations increased $1,849,000, or 38.1%, to $6,706,000 for the nine months ended April 30, 2002 from $4,994,000 for the nine months ended April 30, 2001.

     Interest income increased $33,000, or 24.1%, to $170,000 for the nine months ended April 30, 2002 from $137,000 for the nine months ended April 30, 2001. This increase is attributable to the Company generating higher cash balances over the past fiscal year. Although the Company has generated higher cash balances over the periods, the decline in interest rates has substantially reduced the Company's ability to maximize interest income.

     The Company's effective tax rate decreased to 39.0% for the nine months ended April 30, 2002 from 42.0% for the nine months ended April 30, 2001. This decrease is explained in the above three-month discussion.

     Net income increased $1,301,000, or 44.9%, to $4,197,000, or $.76 per share, in the nine months ended April 30, 2002 from $2,896,000, or $.57 per share, in the nine months ended April 30, 2001. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if it all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

     The rate of inflation had no material effect on operations for the nine months ended April 30, 2002.

     Financial Condition and Capital Resources
     =========================================

     Current assets increased to $31,996,000 and current liabilities decreased to $4,317,000, respectively, at April 30, 2002. This resulted in an increase in working capital of $5,253,000 from $22,426,000 at July 31, 2001 to $27,679,000 at April 30, 2002. Cash and cash equivalents increased $4,519,000, to $13,601,000 at April 30, 2002 from $9,082,000 at July 31, 2001. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities.

     The Company provided net cash from operating activities of $4,531,000 for the nine months ended April 30, 2002 as compared to cash provided by operating activities of $5,852,000 for the nine months ended April 30, 2001. The decrease in cash provided by operating activities of ($1,321,000), or (22.6%), is attributable to an increase in operating cash flow of $1,511,000, offset by a net increase in operating assets of ($22,000) and a net decrease in operating liabilities of ($2,810,000) over the comparable period for the nine months ended April 30, 2001. Net cash used in investing activities for the nine months ended April 30, 2002, consisted of the purchase of investments, equipment and assets of businesses. The net cash used in investing activities for the nine months ended April 30, 2001 consisted of the purchase of assets of Health Force and equipment, offset by the sale of assets. Net cash provided by financing activities for the nine months ended April 30, 2002 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares. Net cash used in financing activities for the nine months ended April 30, 2001 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 76 days at April 30, 2002 as compared to 82 days at April 30, 2001.

     In October 2001, the Company closed on a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears.

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

PART II.   OTHER INFORMATION

Item 5.    Other Information

     On April 25, 2002, the Company's Board of Directors declared a 5% stock dividend payable on May 17, 2002 to stockholders of record as of May 10, 2002. A total of 264,211 shares of common stock were issued in connection with the dividend.

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

                                National Home Health Care Corp.



Date:  June 13, 2002            /s/ Robert P. Heller
                                ------------------------------------------------
                                Robert P. Heller
                                Vice President of Finance and Chief Financial
                                Officer
                                (chief financial and accounting officer)