Form 10-K/A
period 2001-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2002-09-25
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended July 31, 2001           Commission File Number 0-12927

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

THE SOLE PURPOSE OF THIS AMENDMENT NO. 1 IS (I) OUR AUDITORS' INCLUSION IN THEIR REPORT OF THE LOCATION OF THEIR OFFICE THAT ISSUED THAT REPORT AND (II) OUR FORMER AUDITORS' CLARIFICATION IN THEIR REPORT THAT THEY NO LONGER RELY ON THE WORK OF ANY OTHER AUDITORS. NO CHANGE OF ANY KIND HAS BEEN MADE TO THE FINANCIAL INFORMATION PREVIOUSLY FILED.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

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


/s/ BDO Seidman, LLP
Valhalla, New York
September 28, 2001

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

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

In our report dated October 1, 1999, we expressed an unqualified opinion that referred to the reliance of work performed by other auditors as it pertained to the Company's equity investment in SunStar Healthcare, Inc. ("SunStar") for the year ended July 31, 1999. During the year ended July 31, 1999, the Company recorded a loss from equity investee of $674,000 from SunStar and reduced the carrying value of the investment to $0. Subsequent to the issuance of our opinion, and during the year ended July 31, 2000, SunStar ceased operations and was liquidated and the previous auditors did not reissue their report for the year ended July 31, 1999. Accordingly, our present opinion on the 1999 financial statements, as presented herein, does not rely on the work performed by other auditors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Home Health Care Corp. and its Subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the two years then ended, in conformity with generally accepted accounting principles.


/s/ HOLTZ RUBENSTEIN & Co., LLP
Melville, New York
October 3, 2000

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================


 July 31,                                                                                 2001                  2000
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash, (including cash equivalents of $7,150,000 and $2,942,000,
       respectively) (Note 8)                                                     $  9,082,000          $  4,856,000
    Investments                                                                         18,000                18,000
    Accounts receivable, less allowance for doubtful accounts of
       $865,000 and $673,000, respectively (Note 8)                                 15,983,000            15,847,000
    Prepaid expenses and other                                                       1,199,000               589,000
    Deferred income taxes (Note 7)                                                     810,000               504,000
 --------------------------------------------------------------------------------------------------------------------
               TOTAL CURRENT ASSETS                                                 27,092,000            21,814,000
 --------------------------------------------------------------------------------------------------------------------
 FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (NOTE 1)                         939,000               760,000
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET (NOTE 2)                 7,166,000             6,945,000
 OTHER INTANGIBLE ASSETS, NET (NOTE 3)                                               1,817,000             1,257,000
 DEPOSITS AND OTHER ASSETS                                                             236,000               212,000
 --------------------------------------------------------------------------------------------------------------------
                                                                                   $37,250,000           $30,988,000
 ====================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 4)                                $  3,268,000          $  2,203,000
    Estimated third-party payor settlements                                          1,090,000               132,000
    Deferred revenue                                                                   282,000                     -
    Income taxes payable                                                                26,000               167,000
 --------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                4,666,000             2,502,000
 --------------------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 10)
 STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, shares authorized - 20,000,000;
       issued - 6,491,229 and 6,228,746, respectively                                    6,000                 6,000
    Additional paid-in capital                                                      20,306,000            18,525,000
    Retained earnings                                                               14,784,000            12,274,000
 --------------------------------------------------------------------------------------------------------------------
                                                                                    35,096,000            30,805,000
    Less treasury stock (1,310,679 and 1,276,788 shares)- at cost                    2,512,000             2,319,000
 --------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                              32,584,000            28,486,000
 --------------------------------------------------------------------------------------------------------------------
                                                                                   $37,250,000           $30,988,000
 ====================================================================================================================

                                                             SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND
                                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                             CONSOLIDATED STATEMENTS OF EARNINGS

================================================================================


 Years ended July 31,                                                  2001              2000               1999
 ----------------------------------------------------------------------------------------------------------------------
 NET PATIENT REVENUE (Note 8)                                         $74,492,000        $55,574,000      $38,518,000
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Cost of revenue                                                    48,550,000         36,455,000       25,357,000
    General and administrative                                         17,628,000         13,537,000       10,183,000
    Amortization of intangibles                                           956,000            660,000          550,000
    Provision for doubtful accounts                                       670,000            595,000                -
 ----------------------------------------------------------------------------------------------------------------------
            TOTAL OPERATING EXPENSES                                   67,804,000         51,247,000       36,090,000
 ----------------------------------------------------------------------------------------------------------------------
            INCOME FROM OPERATIONS                                      6,688,000          4,327,000        2,428,000
 ----------------------------------------------------------------------------------------------------------------------
 OTHER INCOME (EXPENSE):
    Interest income                                                       216,000            220,000          385,000
    Gain resulting from sale of stock of equity investee
       (Note 5)                                                                 -          1,602,000                -
    Loss from equity investee (Note 5)                                          -                  -         (674,000)
 ----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (EXPENSES)                                    216,000          1,822,000         (289,000)
 ----------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES                                     6,904,000          6,149,000        2,139,000
 PROVISION FOR INCOME TAXES (NOTE 7)                                    2,704,000          2,058,000        1,001,000
 ----------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                          $  4,200,000       $  4,091,000     $  1,138,000
 ======================================================================================================================
 NET INCOME PER COMMON SHARE:
    Basic                                                        $            .81  $             .78  $             .21
    Diluted                                                      $            .78  $             .77  $             .21
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                               5,179,824          5,274,215        5,406,453
    Diluted                                                             5,351,203          5,287,345        5,461,470
 ======================================================================================================================

                                                               SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND
                                                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================


                                                    COMMON STOCK           ADDITIONAL                         TREASURY STOCK
                                               ------------------------     PAID-IN        RETAINED     -------------------------
                                                 SHARES      AMOUNT         CAPITAL        EARNINGS      SHARES         AMOUNT
 --------------------------------------------------------------------------------------------------------------------------------
 Balance, July 31, 1998                         6,228,746       $6,000     $18,525,000    $7,045,000    1,028,879    $(1,295,000)
 Net income                                             -            -               -     1,138,000            -              -
 Acquisition of treasury stock                          -            -               -             -       96,057       (406,000)
 --------------------------------------------------------------------------------------------------------------------------------
 Balance, July 31, 1999                         6,228,746        6,000      18,525,000     8,183,000    1,124,936     (1,701,000)
 Net income                                             -            -               -     4,091,000            -              -
 Acquisition of treasury stock                          -            -               -             -      151,842       (618,000)
 --------------------------------------------------------------------------------------------------------------------------------
 Balance, July 31, 2000                         6,228,746        6,000      18,525,000    12,274,000    1,276,778     (2,319,000)
 Net income                                             -            -               -     4,200,000            -              -
 Stock dividend declared March 16, 2001           245,983            -       1,690,000   (1,690,000)            -              -
 Exercise of stock options                         16,500            -          69,000             -            -              -
 Tax Benefit of stock option exercise                   -            -          22,000             -            -              -
 Acquisition of treasury stock                          -            -               -             -       33,901       (193,000)
 --------------------------------------------------------------------------------------------------------------------------------
 BALANCE, JULY 31, 2001                         6,491,229       $6,000     $20,306,000   $14,784,000    1,310,679    $(2,512,000)
 ================================================================================================================================
SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND NOTES TO FINANCIAL STATEMENTS.


                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


 Years ended July 31,                                                    2001              2000             1999
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 4,200,000      $ 4,091,000       $ 1,138,000
 ----------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                   1,194,000          881,000           682,000
         Gain resulting from sale of equity investee stock                       -       (1,602,000)                -
         Provision for doubtful accounts, net of write-offs                192,000          281,000                 -
         Deferred income taxes                                            (306,000)         (87,000)                -
         Loss from equity investee                                               -                -           674,000
         (Gain) loss on sale of assets                                      31,000            2,000            (3,000)
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                        (328,000)      (3,099,000)       (1,400,000)
               Prepaid expenses and other                                 (634,000)        (431,000)            7,000
            (Increase) decrease in liabilities:
               Accounts payable, accrued expenses and other
                 liabilities                                             1,065,000        1,124,000           (62,000)
               Deferred revenue                                            282,000                -                 -
               Income taxes payable                                       (141,000)         277,000             8,000
               Estimated third party-payor settlements                     958,000         (132,000)         (209,000)
 ----------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,513,000        1,305,000           835,000
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and leasehold improvements                      (470,000)        (257,000)         (195,000)
    Purchase of assets of business                                      (1,737,000)      (4,801,000)       (1,943,000)
    Purchase of Accredited Health Service, Inc., net of cash                                      -        (1,736,000)
       acquired                                                                  -
    Proceeds from sale of equity investee stock                                  -        1,602,000                 -
    Proceeds from sales of assets                                           22,000           23,000             6,000
    Proceeds of investments                                                      -          160,000           310,000
 ----------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                    (2,185,000)      (3,273,000)       (3,558,000)
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                            (193,000)        (618,000)         (406,000)
    Proceeds from exercise of stock options                                 69,000                -                 -
    Other                                                                   22,000                -                 -
    Repayment of notes payable                                                   -                -          (421,000)
 ----------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN FINANCING ACTIVITIES                      (102,000)        (618,000)         (827,000)
 ----------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                    4,226,000       (2,586,000)       (3,550,000)
 Cash and cash equivalents, beginning of year                            4,856,000        7,442,000        10,992,000
 ----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                                $ 9,082,000      $ 4,856,000       $ 7,442,000
 ======================================================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: CASH PAID FOR:
       Interest                                                        $     1,000      $    16,000       $     4,000
       Income taxes                                                    $ 3,129,000      $ 1,870,000       $ 1,100,000
 ======================================================================================================================


SEE  ACCOMPANYING  SUMMARY OF  ACCOUNTING  POLICIES  AND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

BUSINESS National Home Health Care Corp. and Subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care and other specialized health services. Due to the similarities in services, management considers their operations to be one reportable business segment.

PRINCIPLES OF                         The  consolidated   financial   statements
CONSOLIDATION                         include  the  accounts  of  National  Home
                                      Health  Care  Corp.  and its  wholly-owned
                                      subsidiaries. All significant intercompany
                                      balances   and   transactions   have  been
                                      eliminated in the consolidated financial statements.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

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

EXCESS OF COST OVER FAIR              The  excess of cost over the fair value of
VALUE OF NET ASSETS                   net assets  acquired  (goodwill)  is being
ACQUIRED                              amortized  principally over a period of 20
                                      years on a straight-line basis. Goodwill is evaluated periodically and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the current unamortized historical cost has occurred

NET INCOME PER COMMON                 Basic  net  income  per  common  share  is
SHARE                                 computed by dividing  income  available to
                                      common       shareholders      by      the
                                      weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

NET INCOME PER COMMON                 The  reconciliation  for the  years  ended
SHARE (CONTINUED)                     July  31,  2001,  2000  and  1999  are  as
                                      follows:


                                      YEARS ENDED JULY 31,                          2001          2000          1999
                                      -----------------------------------------------------------------------------------
                                      Average number of shares
                                       outstanding                               5,179,824     5,274,215     5,406,453
                                      Effect of dilutive securities
                                       - common stock options                      171,379        13,130        55,017
                                      Diluted shares outstanding                 5,351,203     5,287,345     5,461,470
                                      ===================================================================================


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================



1.          FURNITURE,               Furniture,  equipment  and  leasehold  improvements  are stated at cost and are
            EQUIPMENT AND            summarized as follows:
            LEASEHOLD
            IMPROVEMENTS

                                     JULY 31,                                              2001                2000
                                     ------------------------------------------------------------------------------
                                     Furniture and equipment                         $1,776,000          $1,539,000
                                     Leasehold improvements                             369,000             212,000
                                     ------------------------------------------------------------------------------
                                                                                      2,145,000           1,751,000
                                     Less accumulated depreciation and
                                       amortization                                   1,206,000             991,000
                                     ------------------------------------------------------------------------------
                                                                                     $  939,000          $  760,000
                                     ==============================================================================

2.          EXCESS OF COST OVER      Changes in the excess of cost over fair  value of net  assets  acquired  during
            FAIR VALUE OF NET        the two years ended July 31, 2001 and 2000 are as follows:
            ASSETS ACQUIRED

                                     JULY 31,                                              2001                2000
                                     ------------------------------------------------------------------------------
                                     Balance, beginning of year                      $6,945,000          $5,334,000
                                     Additions                                          722,000           1,978,000
                                     Amortization for year                             (501,000)           (367,000)
                                     ------------------------------------------------------------------------------
                                     Balance, end of year                            $7,166,000          $6,945,000
                                     ==============================================================================

3.          OTHER INTANGIBLE         Other intangible assets are as follows:
            ASSETS

                                     JULY 31,                                              2001                2000
                                     ------------------------------------------------------------------------------
                                     Covenants not to compete                        $1,275,000          $  975,000
                                     Personnel files                                  1,519,000           1,119,000
                                     Patient files                                    1,192,000             792,000
                                     ------------------------------------------------------------------------------
                                                                                      3,986,000           2,886,000
                                     Less accumulated amortization                    2,169,000           1,629,000
                                     ------------------------------------------------------------------------------
                                     Balance, end of year                            $1,817,000          $1,257,000
                                     ==============================================================================

                                     Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


4.          ACCOUNTS PAYABLE
            AND ACCRUED              Accounts payable and accrued expenses are as follows:
            EXPENSES

                                     JULY 31,                                              2001                2000
                                     ------------------------------------------------------------------------------
                                     Trade accounts payable                         $   857,000         $   276,000
                                     Employee compensation and
                                       benefits                                       2,070,000           1,826,000
                                     Other                                              341,000             101,000
                                     ------------------------------------------------------------------------------
                                                                                    $ 3,268,000         $ 2,203,000
                                     ==============================================================================


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

6.          ACQUISITIONS              On October 30, 1998, the Company  acquired
            (CONTINUED)               all of the  outstanding  common  shares of
                                      Accredited    Health    Services,     Inc.
                                      ("Accredited").  Accredited  is a licensed
                                      home health  care  company  that  provides
                                      home  health  aide   services  in  various
                                      counties  in New Jersey.  The  purchase of
                                      $1,946,000  was  generated  from  internal
                                      funds.  The  acquisition was accounted for
                                      as a  purchase.  The  purchase  price  was
                                      allocated as follows:  $1,117,000 to total
                                      current  assets,  $58,000 to furniture and
                                      equipment,   $40,000   to  other   assets,
                                      $550,000  to  total  current  liabilities,
                                      $4,000 to other  liabilities and excess of
                                      cost  over  fair   value  of  net   assets
                                      acquired of $1,285,000.

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

                                      The   following    unaudited   pro   forma
                                      consolidated results of operations for the
                                      year  ended  July  31,  1999  assumes  the
                                      business   acquisitions   occurred  as  of
                                      August 1, 1998:

                                      July 31,                              1999
                                      ------------------------------------------
                                      Revenues, net                 $ 39,849,000
                                      Net income                       1,181,000
                                      ==========================================
                                      Net income per common share:
                                        Basic                       $        .22
                                        Diluted                     $        .22
                                      ==========================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

7.          INCOME TAXES              The    provision   for   income  taxes  is
            (CONTINUED)               summarized as follows:


                                      Years ended July 31,                  2001            2000            1999
                                      --------------------------------------------------------------------------------
                                      Current:
                                        Federal                          $2,275,000     $1,504,000     $   718,000
                                        State                               735,000        641,000         283,000
                                      --------------------------------------------------------------------------------
                                                                          3,010,000      2,145,000       1,001,000
                                      Deferred                             (306,000)       (87,000)              -
                                      --------------------------------------------------------------------------------
                                                                         $2,704,000     $2,058,000     $ 1,001,000
                                      ================================================================================


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

                                      The deferred tax asset is as follows:

                                      Years ended July 31,                       2001           2000
                                      --------------------------------------------------------------
                                      Accrued liabilities and reserves       $510,000      $ 248,000
                                      Amortization of intangible
                                       assets                                 288,000        210,000
                                      State net operating loss
                                       carryforwards                           12,000         46,000
                                      --------------------------------------------------------------
                                                                             $810,000       $504,000
                                      ==============================================================


                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

7.          INCOME TAXES              The  reconciliation  of the  statutory tax
            (CONTINUED)               rate to the  effective  tax  rate  for the
                                      three years ended July 31, 2001 is as follows:


                                      Years ended July 31,                           2001          2000        1999
                                      --------------------------------------------------------------------------------
                                      Statutory rate                                  34%            34%           34%
                                      State and local taxes
                                         (net of federal tax effect)                   6             10            11
                                      Federal tax credit                              (2)            (2)           (4)
                                      Permanent differences                            1              1             8
                                      Change in valuation allowance                    -             (5)            -
                                      Adjustments to prior years tax
                                        liabilities                                    -             (2)            -
                                      Other                                            -             (3)           (2)
                                      --------------------------------------------------------------------------------
                                      Effective rate                                  39%            33%           47%
                                      ================================================================================


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

9.          STOCK OPTION PLAN         In 1999,  the  stockholders  approved  the
                                      1999 Stock  Option Plan (the "1999  Plan")
                                      designed  to  provide  incentives  to  key
                                      employees    (including    directors   and
                                      officers who are key employees) and to non-employee directors of the Company. The
                                      1999 Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 525,000 shares of the Company's common stock.

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


                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

9.          STOCK OPTION PLAN         The following table summarizes information
            (CONTINUED)               about stock  options  outstanding  at July
                                      31, 2001:

                                                            Options Outstanding and Exercisable
                                      ---------------------------------------------------------------------------------
                                                                                      Weighted
                                                                  Shares               Average             Weighted
                                                              Outstanding at         Remaining             Average
                                                               July 31, 2001      Contractual Life      Exercise Price
                                      ---------------------------------------    -----------------    -----------------

                                      $3.45 - $3.79              159,497            7.75 years             $3.62
                                      $3.86 - $4.04              165,950            8.19 years             $4.02
                                      $4.33 - $4.57              151,450            7.47 years             $4.49
                                      $5.42                        6,880            4.71 years             $5.42
                                      =================================================================================

                                      The fair value of options at date of grant
                                      was  estimated  using  the   Black-Scholes
                                      option   pricing   model   utilizing   the
                                      following assumptions as of July 31, 2000 and 1999:


                                      Years ended July 31,                  2000            1999
                                      ----------------------------------------------------------------
                                      Dividend yield                        0.00%            0.00%
                                      Volatility                           35.00%           33.00%
                                      Risk-free interest rate               6.20%            5.50%
                                      Expected life                     10 years         10 years
                                      ================================================================


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

9.          STOCK OPTION PLAN         Since   the Company applies APB Opinion 25
            (CONTINUED)               and related  interpretations in accounting
                                      for its options,  no compensation cost has
                                      been   recognized  for  its  stock  option
                                      grants.  The effect of  applying  SFAS No.
                                      123  on  pro  forma  net   income  is  not
                                      necessarily  representative of the effects
                                      on  reported  net income for future  years
                                      due  to,  among  other  things,   (1)  the
                                      vesting  period of stock  options  and (2)
                                      the fair value of additional stock options
                                      in future years.  Had the Company  elected
                                      to  recognize  compensation  cost based on
                                      the fair value of the  options at the date
                                      of grant as  prescribed  by SFAS 123,  net
                                      income for the years  ended July 31,  2000
                                      and 1999 would have been as follows:


                                      Years ended July 31,                       2000          1999
                                      -----------------------------------------------------------------
                                      Proforma net income                    $3,843,000    $1,085,000
                                      Proforma net income per common share:
                                            Basic                            $      .76    $      .18
                                            Diluted                          $      .76    $      .17
                                      =================================================================


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                      At July 31, 2001, minimum annual rental commitments under noncancellable operating leases are as follows:

                                      Years ended July 31,
                                      --------------------------------------
                                      2002                     $   774,000
                                      2003                         598,000
                                      2004                         391,000
                                      2005                         340,000
                                      2006                          12,000
                                      --------------------------------------
                                                                $2,115,000
                                      ======================================

                                      Rent  expense for the years ended July 31,
                                      2001,  2000  and  1999  was  approximately
                                      $858,000,    $636,000,    and    $594,000,
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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

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

12.         SUMMARIZED                Presented   below  is  a  summary  of  the
            QUARTERLY DATA            unaudited consolidated quarterly financial
            (UNAUDITED)               information  for the years  ended July 31,
                                      2001 and 2000 (in thousands, except per share data):


                                                                                           2001
                                      ---------------------------------------------------------------------------------
                                      Quarter                         First       Second        Third        Fourth
                                      ---------------------------------------------------------------------------------
                                      Net patient revenue              $17,518      $18,479       $18,944      $19,551
                                      Income from
                                       operations                        1,484        1,632         1,741        1,831
                                      Net income                           872          959         1,065        1,304
                                      Net income per
                                       common share:
                                        Basic                              .17          .19           .21          .25
                                        Diluted                            .16          .18           .20          .24
                                      =================================================================================


                                                                                           2000
                                     ----------------------------------------------------------------------------------
                                     Quarter                           First       Second        Third        Fourth
                                     ----------------------------------------------------------------------------------
                                     Net patient revenue               $9,494      $15,041       $15,245      $15,794
                                     Income from operations               631        1,303         1,334        1,059
                                     Gain resulting from sale
                                       of stock of equity
                                       investee (a)                       943          659             -            -
                                     Net income                         1,091        1,459           776          765
                                     Net income per common share
                                        Basic                             .20          .28           .15          .15
                                        Diluted                           .20          .27           .15          .15
                                      =================================================================================

                                      (a) The Company sold 259,510 shares of SunStar resulting in a financial statement gain of $1,602,000.


                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

13.         EVENT SUBSEQUENT          On October 24, 2001, the Company closed on
            TO AUDITORS'              a new  revolving  line of credit  facility
            OPINION                   ("credit  facility")  with its  bank.  The
                                      credit  facility  provides for the Company
                                      to borrow up to the  lesser of  $7,500,000
                                      or 80% of eligible accounts receivable that are aged less than 120 days at the banks prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios.

                             SUPPLEMENTAL MATERIAL


================================================================================

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


/s/ Holtz Rubenstein & Co., LLP
-------------------------------
Holtz Rubenstein & Co., LLP
Melville, New York

October 3, 2000

                   Column A                   Column B                  Column C                 Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                          ----------------------------------
                     Description              Balance,        Charged to         Charged to
                                              beginning       costs and          other accounts        Deductions       Balance,
                                              of period       expenses           describe              describe      end of period
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2001:
 Allowance deducted from asset account
 Allowance for doubtful accounts               $673,000         $670,000         $        -            $478,000(a)        $865,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2000:
 Allowance deducted from asset account
 Allowance for doubtful accounts               $392,000         $595,000         $        -            $314,000(a)        $673,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 1999:
 Allowance deducted from asset account
 Allowance for doubtful accounts               $295,000         $      -         $196,500 (b)          $ 99,500(a)        $392,000
====================================================================================================================================
                                                                        SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' COMPILATION REPORT
                                                                                      AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a)  REPRESENTS  ACTUAL  WRITE-OFFS.
(b) REPRESENTS ALLOWANCE ACQUIRED IN ACQUISITION OF ACCREDITED HEALTH SERVICES, INC.

(3)  EXHIBITS

     EXHIBIT
     NUMBER               DOCUMENT
     ------               --------

      23.1*               CONSENT OF HOLTZ RUBENSTEIN & CO., LP
      23.2*               CONSENT OF BDO SEIDMAN, LLP

----------
*     FILED HEREWITH

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL HOME HEALTH CARE CORP.

                              By: /s/ Robert P. Heller
                                  ------------------------------------
                                  Robert P. Heller
                                  Vice President of Finance and
                                  Chief Financial Officer

Dated:  September 19, 2002

                                                    COMMISSION FILED NO. 0-12927



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE
                         FISCAL YEAR ENDED JULY 31, 2001


                         NATIONAL HOME HEALTH CARE CORP.

     EXHIBIT
     NUMBER               DOCUMENT
     ------               --------

      23.1*               CONSENT OF HOLTZ RUBENSTEIN & CO., LP
      23.2*               CONSENT OF BDO SEIDMAN, LLP

----------
*     FILED HEREWITH