Form 10-K
period 2002-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2002-10-29
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended July 31, 2002           Commission File Number 0-12927

                         NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as specified in its charter)

            Delaware                                            22-2981141
--------------------------------                           ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK                      10583
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

                  Yes     X                                    No
                          -                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 25, 2002, the aggregate market value of the common stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $26,118,467, calculated on the basis of the average of the closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's common stock on October 25, 2002 was 5,553,480.

Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

     National Home Health Care Corp. (the "Company") is a Delaware corporation which was incorporated in 1983 and completed its initial public offering that year. Formerly Family Treatment Centers of America, Inc. and then National HMO Corp., in 1991 the Company changed its name to National Home Health Care Corp. The Company is a provider of home health care and staffing services in the Northeast region.

     The Company has seven principal operating subsidiaries:

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

     o Impressive Staffing Corp. ("Impressive Staffing"), a New York corporation that conducts healthcare staffing operations in New York.

     o New Jersey Staffing Works Corp. ("New Jersey Staffing"), a New Jersey corporation that conducts healthcare staffing operations in New Jersey.

     o Medical Resources Home Health Corp. ("Medical Resources"), a Delaware corporation that conducts home health care operations in Massachusetts.

     In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly-formed, wholly-owned subsidiary of the Company. In May 1996, SunStar completed its initial public offering (thus reducing the Company's ownership percentage in SunStar to approximately 37.6%) following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes and the Company accounted for its investment in SunStar using the equity method of accounting. During the fiscal year ended July 31, 1998, the Company's ownership percentage in SunStar was reduced to 30.5% as a result of the issuance by SunStar of additional shares of its common stock pursuant to a private placement. As of July 31, 2002, the Company's ownership percentage in SunStar was

21.6% and the Company's value of its investment in SunStar was $0. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations.

Health Acquisition Corp.
------------------------
d/b/a Allen Health Care Services
--------------------------------

     In October 1986, the Company acquired all of the outstanding capital stock of Allen Health Care. Allen Health Care is a provider of personal home health care services in New York State. Services are provided by registered nurses, personal care aides, home health aides and homemakers (collectively, "caregivers"). Allen Health Care is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has branch offices in Lindenhurst and Mount Vernon, New York. Case coordinating of patients is performed at these three offices. In addition, the company has satellite offices in Brooklyn, Hempstead and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Suffolk, Westchester, Queens, Kings, New York and the Bronx.

     Home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required residential criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and is performed annually and randomly thereafter. In March 2002, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through the year 2005.

     Allen Health Care is reimbursed primarily by certified home health care agencies ("CHHAs") and long-term health care provider programs that subcontract their patients to Allen Health Care, as well as by private payors and the Nassau, Suffolk and Westchester Counties Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

     Allen Health Care provides home health care services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health regulations and contract requirements, visit patients regularly and review records of service completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, a home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

     Allen Health Care has expanded in recent years through selected acquisitions of complementary businesses or assets in its geographic region. In March 1997, Allen Health Care completed the acquisition of certain assets of C.J. Home Care, Inc., d/b/a Garden City Home Care, a

New York licensed home health care agency that provided home health aide services in Nassau County, New York. In May 1997, Allen Health Care completed the acquisition of certain assets of Home Health Aides, Inc. and H.H.A. Aides, Inc., two New York licensed home health care agencies that provided home health aide services in both Nassau and Suffolk Counties, New York. The latter acquisition gave the Company an entree into the Shared Aide Program in Nassau County. The Shared Aide Program is a program for Medicaid patients that brings together a group of home health aides to care for patients in one geographic area, thus increasing operating efficiencies and reducing costs.

     In August 1998, Allen Health Care completed the acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan HomeCare"), a New York licensed home health care agency that provided home health aide services in Westchester County, New York. The acquisition expanded the geographic presence of Allen Health Care and enabled it to become a participating provider in the Westchester County Department of Social Services Medicaid Program.

     To a large extent, Allen Health Care's continued growth depends on, among other things, its ability to recruit and maintain qualified personnel. Allen Health Care's training programs for home health aides and personal care aides have been approved by the New York State Department of Health. Allen Health Care believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

New England Home Care, Inc.
---------------------------

     In August 1995, the Company acquired New England. New England is a Medicare certified and licensed home health care company in Connecticut. In November 2001, New England was re-surveyed by JCAHO, resulting in New England extending its accredited status through 2004. New England provides services throughout Connecticut. Services include skilled nursing, physical therapy, occupational therapy, medical social services, home health aide and homemaker services. In addition, New England provides specialty services consisting of adult/geriatric, pediatric, post-acute rehabilitation, behavioral medicine and maternal/child health. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or agency certified under a Connecticut state-approved program and can be engaged on a full-time, part-time or live-in basis. Since 1995, New England has performed criminal background investigations on all new personnel.

     New England maintains its principal administrative office in Milford, Connecticut. In addition, New England has an administrative office in Cromwell and satellite offices in Norwalk, Hamden, Waterbury, Danbury, Hartford, Norwich and Guilford, Connecticut. Case coordinating of patients is performed at the Milford administrative office. The satellite offices are used as drop-off offices for paperwork, recruitment, in services and orientation of personnel. Reimbursement for New England's services is primarily provided by the Connecticut Medicaid Program, the Federal Medicare Program, managed care companies, private payors, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their patients to New England.

     New England has expanded its operations through increased penetration of market share in Connecticut and selected acquisitions of complementary assets in its geographic region. In

November 1999, New England acquired certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (collectively, the "Optimum Entities"). The Optimum Entities included a Medicare certified and licensed home health care company engaged in providing home health care services in Connecticut. The assets were acquired from a court-appointed Chapter 7 trustee. The final purchase price of $4,400,000 in cash was determined through an auction process conducted at the
United States Bankruptcy Court for the District of Massachusetts. The acquisition of these assets was coupled with a successful penetration of the market share made available as a result of the liquidation of the Optimum Entities.

     In April 2000, New England acquired certain assets of the Connecticut operations of U.S. HomeCare Corp. ("U.S. HomeCare-Connecticut"), a Medicare certified and licensed home health care company engaged in providing home health care services in Connecticut, for $300,000 in cash. The acquisition complemented the Company's existing operations in Connecticut.

     The continued growth of New England depends on, among other things, its ability to recruit and retain qualified personnel. New England's training program for home health aides has been approved under a Connecticut state-approved program. New England primarily recruits nurses through newspaper advertisements. New England believes that it offers competitive salaries and fringe benefits and has been able to keep its employees working on a steady basis.

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

     The company maintains a roster of quality professional personnel. The continued success of Connecticut Staffing is dependent on, among other things, its ability to maintain its steady roster of per diem workers for meeting the staffing requirements of its clients. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

Accredited Health Services, Inc.
--------------------------------

     In October 1998, the Company acquired Accredited. Accredited is a licensed home health care company that provides home health aide services and skilled nursing services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has a branch office in Verona, New Jersey. Case coordinating of patients is performed in both the Hackensack and Verona offices.

     Accredited provides home health care services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are licensed under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. In March 2002, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited's services is primarily by the state of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their patients to Accredited and private payors.

     In August 2000, Accredited completed the acquisition of certain assets of Health Force Owned, Ltd. and its affiliates. The acquisition complemented the Company's existing operations in New Jersey and also expanded its services to include skilled nursing.

     Accredited's growth depends on, among other things, its ability to recruit and retain qualified home health aides. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

Impressive Staffing Corp.
------------------------

     Impressive Staffing was organized in January 2002 and commenced operations in February 2002.

     Impressive Staffing is a full service health care and clerical staffing company. It provides temporary staffing to hospitals, nursing facilities and radiological facilities. Staffing personnel include registered nurses, licensed practical nurses, x-ray technicians, MRI technicians, operating room technicians and clerical personnel. The company maintains its administrative office in Hempstead, New York. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are available in the office Monday to Friday 8:30 a.m. to 5:00 p.m. Weekends, holidays and after hours are supported by on-call coordinators.

     The company maintains a roster of quality professional personnel. The growth of Impressive Staffing is dependent on, among other things, its ability to increase and maintain a steady roster of per diem workers for meeting the staffing requirements of its clients. The company believes it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

New Jersey Staffing Works Corp.
-------------------------------

     New Jersey Staffing was organized in May 2002 and was licensed in August 2002 as a health care service firm by the Division of Consumer Affairs of the Department of Law and Public Safety of the State of New Jersey.

     New Jersey Staffing commenced operations in September 2002 and offers a full complement of temporary nursing and paraprofessional services to hospitals, nursing homes, clinics assisted living facilities, correctional facilities and other institutions in northern and central New Jersey. New Jersey Staffing personnel include registered nurses, licensed practical nurses and certified nursing assistants. The company maintains its administrative office in Hackensack, New Jersey. Staffing services are provided twenty-four hours per day, seven days per week. New Jersey Staffing coordinators are in the office from 7:00 a.m. to 5:30 p.m. Weekends, holidays and after hours are supported by an on-call system.

     The company maintains a roster of quality professional personnel that are interviewed, screened and monitored for proper credentials under guidelines established by leading accredited health care organizations. The success of New Jersey Staffing is dependent on, among other things, its ability to maintain a steady roster of per diem workers for meeting the staffing requirements of its clients. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

Medical Resources Home Health Corp.
-----------------------------------

     On September 3, 2002, the Company, through a wholly-owned subsidiary, acquired certain assets of Medical Resources, Inc. and related entities (collectively, the "Medical Resources Entities") for cash consideration of $2,623,000, including acquisition costs of $73,000. The Medical Resources Entities provided home health care services in Massachusetts.

     The Massachusetts State Home Care Program provides services to approximately 33,000 frail, low income elders throughout the state. The funds and services are managed through twenty-seven Aging Service Access Points ("ASAPs") that are not-for-profit organizations geographically dispersed throughout the state. Services provided through this state program include homemaking, personal care, chore, companion and shopping. Medical Resources has contracts with seventeen of these ASAPs to provide homemaking and personal care services and presently services approximately 3,100 clients with approximately 425 care givers. These services are provided seven days per week, including weekends, holidays and after hours. In addition, Medical Resources provides grocery shopping and delivery services to approximately 600 clients per month through contracts with seven of the ASAPs.

     Medical Resources maintains its principal administrative office in Newton, Massachusetts and has satellite offices in Boston, Lynn, Framingham, North Andover, Leominster, Worcester, Chicopee, Bellingham, North Dartmouth and Easton, Massachusetts. Case coordinating of patients is performed in Newton and the satellite offices. The satellite offices are also used as drop-off offices for paperwork, recruitment, in services, training and orientation of new personnel.

     The growth of Medical Resources depends on, among other things, its ability to recruit and retain staff and the expansion of its existing services through the attainment of both Medicare and

Medicaid certification. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

Organization
------------

     The Company's corporate headquarters are located in Scarsdale, New York, where all senior corporate administrative functions are performed. The Company's operations are conducted by its seven operating subsidiaries. Although the Company maintains separate subsidiaries in its various jurisdictions of operations, it reviews its operations primarily on an integrated rather than geographic or separate-subsidiary basis. Each subsidiary has a main administrative office where all management functions are performed and overseen by the subsidiary President. Each administrative office performs intake and case coordinating of patients, corporate compliance, human resources, marketing and all financial and accounting functions.

Insurance
---------

     The Company and its subsidiaries maintain professional malpractice liability coverage on professionals employed in the rendering of health care and staffing services providing coverage per occurrence and in the aggregate and coverage for the customary risks inherent in the operation of business in general. The Company also carries directors and officers liability insurance. While the Company believes its insurance policies are adequate, in the wake of the terrorist events of September 11, 2001, the Company has experienced substantial increases in the cost of its insurance coverage. As a result, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees and Labor Relations
-----------------------------

     As of October 25, 2002, the Company had approximately 3,500 full and part-time employees, of whom approximately 23 were employed in various management capacities and five (5) were employed in marketing capacities. Although the Company currently has no union contracts with any of its employees, a majority of the employees of Allen Health Care voted in favor of the American Federation State, County and Municipal Employees ("AFSCME") District Council 1707 as their collective bargaining representative. Negotiations with that union have commenced, although the terms of any collective bargaining agreement have not been determined. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

Risk Factors
------------

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

If the Company is unable to attract qualified caregivers for its home health care business at reasonable costs, it could increase the Company's operating costs and negatively impact its business

     The Company relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of the Company's customers. The Company competes for home health care services personnel with other providers of home health care services. The Company must continually evaluate and expand its network of caregivers to keep pace with its customers' needs. Currently, there is a shortage of qualified nurses and a diminishing pool of home health aides in the states in which the Company conducts its business, competition for nursing personnel is increasing and salaries and benefit costs have risen. The Company may be unable to continue to increase the number of caregivers that it recruits, adversely affecting the potential for growth of the Company's business. The Company's ability to attract and retain caregivers depends on several factors, including the Company's ability to provide such caregivers with assignments that they view as attractive and with competitive benefits and salaries. There can be no assurance that the Company will be successful in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than the Company anticipates and, as a result, if it is unable to pass these costs on to its customers, the Company's profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of its services to its customers may decline and, as a result, it could lose certain customers. In addition, a majority of the employees of Allen Health Care have voted in favor of AFSCME District Council 1707 as their collective bargaining representative. Negotiations with that union have commenced, although the terms of any collective bargaining agreement have not been determined. There can be no assurance that the terms of any collective bargaining agreement will not materially increase labor-related costs or otherwise have a material adverse affect on the Company, that further unionizing activity will not occur at other subsidiaries of the Company nor that any such activity will not have a material adverse effect on the Company.

The Company operates in a highly competitive market and its success depends on its ability to remain competitive in obtaining and retaining referrals and caregivers

     The home health care business is highly competitive. Some of the Company's competitors, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Some of the Company's competitors also may have greater marketing and financial resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining customers are the quality of services provided and the pricing of such services, as well as identifying qualified caregivers for specific job requirements and providing qualified employees in a timely manner. The Company competes for caregivers based on the quantity, diversity and quality of assignments, compensation packages and benefits. Competition for referrals and caregivers may increase in the future and, as a result, the Company may not be able to remain competitive. To the extent competitors gain or retain market share by reducing prices or increasing marketing expenditures, the Company could lose market share or otherwise experience a material adverse effect. In addition, the development of alternative recruitment channels could lead the Company's customers to bypass its services, which would also cause the Company's revenues and margins to decline.

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

     The Company, as a Medicare and Medicaid provider, is subject to retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While the Company believes it is in material compliance with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that the Company, pursuant to such audits, reviews and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that the Company is in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on the Company. As a Medicaid provider, the Company also is subject to routine, unscheduled audits. The extrapolative methodology, which applies to all applicable Medicaid revenues an adjustment factor derived from a statistical sampling, used in such audits may have an adverse impact on the Company's results of operations. Although the audits to date have not resulted in any material adjustments, such audits were based on significantly lesser Medicaid revenues.

There can be no assurance at this time as to the impact on the Company of future Medicaid rate changes or audits.

The Company operates in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce its revenues and profitability

     The Company is subject to substantial and frequently changing federal, state and local regulation. The Company must also comply with state licensing along with federal and state eligibility standards for certification as a Medicare and Medicaid provider. In addition, new laws and regulations are adopted periodically to regulate new and existing services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of Medicare reimbursement and certification and certain financial relationships with health care providers (collectively, the "fraud and abuse laws"). Although the Company intends to comply with all applicable federal and state fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. (For further discussion on such fraud and abuse laws, see " - Medicare Fraud and Abuse"). There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactment of new laws or regulations, will not have a material adverse effect on the Company. The Company is subject to state laws governing Medicaid, professional training, licensure and financial relationships with physicians. The Company's operations must comply with all applicable laws, regulations and licensing standards and all of the Company's employees who are caregivers must maintain licenses to provide services offered by the Company. In addition, the Balanced Budget Act of 1997, as amended (the "Balanced Budget Act"), introduced several government initiatives causing changes to Medicare reimbursement, which changes have resulted in the Company experiencing a decline in revenue from its Medicare certified nursing agency. (For further discussion on the Balanced Budget Act, see " - Medicare"). There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company.

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

The Company is dependent on reimbursement by third-party payors

     For the twelve months ended July 31, 2002, 2001 and 2000, the percentage of the Company's revenues derived from Medicare and Medicaid was 50%, 51% and 36%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payor sources and any changes in applicable government regulations could have a material adverse effect on the Company. In particular, although the Company does not believe that any particular reimbursement rate change materially affecting the Company has been implemented, quantified or formally announced, the Company believes that certain Medicaid rates in Connecticut may be reduced some time in 2003. Material such reductions could have a material adverse effect on the Company. Changes in the mix of the Company's patients among Medicare, Medicaid and other payor sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

     In recent years, the Company's strategic focus was on the acquisition of small to medium sized home health care providers, or of certain of their assets, in targeted markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into the Company's business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. The Company may not be able to fully integrate the operations of the acquired businesses with its own in an efficient and cost-effective manner. The failure to effectively integrate either of these businesses could have a material adverse effect on the Company. In addition, the Company's growth over the last several years principally has been the result of acquisitions and penetration of markets abandoned by competitors. There can be no assurance that the Company will be able to identify suitable acquisitions or available market share in the future nor that any such opportunities, if identified, will be consummated on terms favorable to the Company, if at all. In the absence of such successful transactions, there can be no assurance that the Company will experience further growth, nor that such transactions, if consummated, will result in further growth.

     In addition, although the Company attempted in its acquisitions to determine the nature and extent of any pre-existing liabilities, and has obtained indemnification rights from the previous owners for acts or omissions arising prior to the date of the acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense on the part of the Company. If the Company or any of its subsidiaries were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on the Company or its subsidiary could have a material adverse effect on the Company.

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

The loss of key senior management personnel could adversely affect the Company's ability to remain competitive

     The Company believes that the success of its business strategy and its ability to operate profitably depends on the continued employment of its senior management team. If any member of the Company's senior management team became unable or unwilling to continue in his present positions, the Company's business and financial results could be materially adversely affected.

Difficulties and risks resulting from continuing growth.

     The Company has grown significantly over the last three years. This growth, which has resulted primarily from acquisitions and which management intends to continue to pursue, poses a number of difficulties and risks for the Company. As the Company has grown and may continue to grow (as to which there can be no assurance) in both revenue and geographical scope, such growth stretches the various resources of the Company, including management, information systems, regulatory compliance, logistics and other controls. There can be no assurance that such resources will keep pace with such growth. If the Company does not maintain such pace, then its prospects would be materially adversely affected.

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

     The Company's ability to attract a staff of highly trained personnel is a material element of its business. There currently is intense competition for qualified personnel and there can be no assurance that the Company will be successful in maintaining or in securing additional qualified personnel. The Company's competition for personnel comes from other industries as well. If and to the extent that reimbursement rates and other factors constrain wages and other benefits to caregivers, other industries offering more attractive compensation and other benefits also may attract eligible home health care personnel. The Company recruits personnel principally through newspaper advertisements and through referrals from existing personnel.

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

     One or more customers have each accounted for more than 10% of the Company's revenue. For the fiscal years ended July 31, 2002, 2001 and 2000, Visiting Nurse Service of New York, a non-profit Medicare home health care agency, accounted for 6%, 6% and 10%, respectively, of the Company's revenue; the State of New York Department of Social Services personal care aide program for the counties of Nassau, Suffolk and Westchester accounted for 7%, 10% and 9%, respectively, of the Company's revenue; and the State of Connecticut Department of Social Services medical assistance program accounted for 32%, 32% and 17%, respectively, of the Company's revenue. The loss of or a significant adverse change in the business terms with any of the foregoing customers would have a material adverse effect on the Company.

     Although the Company had been notified in October 1999 by Visiting Nurse Service of New York that commencing in 2000 it would not continue to subcontract home health aides from

Allen Health Care, in each of the last three years Allen Health Care has had its contract with Visiting Nurse Service of New York renewed.

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

The Health Insurance Portability and Accountability Act
-------------------------------------------------------

     The Health Insurance Portability and Accountability Act ("HIPAA") was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The Department of Health and Human Services must adopt standards for the following:

     o    Electronic transactions and code sets;
     o    Unique  identifiers  for  providers,   employers,   health  plans  and
          individuals;
     o    Security and electronic signatures;
     o    Privacy; and o Enforcement.

     Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, the Company believes the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

     o    Health care claims information;
     o    Plan eligibility, referral certification and authorization;
     o    Claims status;
     o    Plan enrollment and disenrollment;
     o    Payment and remittance advice;
     o    Plan premium payments; and
     o    Coordination of benefits.

     Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require compliance with rules governing the use and disclosure of protected health information, but they also require the Company to impose those rules, by contract, on any business associate to whom we disclose protected information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form. The Department of Health and Human Services finalized the electronic transaction standards on August 17, 2000. Payors are required to comply with the transaction standards by October 16, 2002 or October 16 2003, depending on the size of the payor and whether the payor requests a one-year waiver. Following compliance by its payors, the Company must comply with the transaction standards, to the extent it uses electronic data interchange. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties. Management is in the process of evaluating the effect of HIPAA on the Company. At this time, management anticipates that the Company will be able to fully comply with those HIPAA requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can it estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payors, based on current knowledge, the Company believes that the cost of our compliance will not have a material adverse effect on its business, financial condition or results of operations.

Medicare
--------

     Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut. Approximately 3%, 2% and 6% of revenue for the fiscal years ended July 31, 2002, 2001 and 2000, respectively, were derived from the Medicare program.

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

Medicaid
--------

     Approximately 47%, 48% and 30% of revenue for the fiscal years ended July 31, 2002, 2001 and 2000, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey and in Nassau, Suffolk and Westchester Counties, New York. In July 2001, the Company received increases in Medicaid reimbursement rates in Connecticut and New Jersey. The Company did not receive any such increase in reimbursement rates in New York during fiscal 2002. The Company also did not receive any similar increases in Medicaid reimbursement rates in Connecticut and New Jersey in July 2002. Future Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

ITEM 2.    PROPERTIES.

     The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through fiscal 2006. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:

                                    Approximate                                           Expiration Date
Location                            Square Feet                    Use                        of Lease
--------                            -----------                    ---                    ---------------

Scarsdale, NY                          2,679        Corporate headquarters               October 31, 2003
Queens, NY                            12,300        Administrative office                July  31, 2005
Lindenhurst, NY                        1,250        Branch office                        July 31, 2003
Mount Vernon, NY                       2,500        Branch office                        November 30, 2003
Hempstead, NY                          3,800        Satellite office                     September 30, 2004
Brooklyn, NY                             800        Satellite office                     October 31, 2001
Bronx, NY                                648        Satellite office                     August 31, 2003
Milford, CT                           15,036        Administrative office                September 30, 2002
Cromwell, CT                          14,419        Administrative office                June 30, 2003
Norwalk, CT                            1,400        Satellite office                     March  31, 2004
Hamden, CT                             1,875        Satellite office                     July 31, 2003
Waterbury, CT                          2,000        Satellite office                     October 31, 2003
Danbury, CT                              780        Satellite office                     June 30, 2003
Norwich,  CT                           1,200        Satellite office                     April 30, 2003
Hartford, CT                             989        Satellite office                     April 30, 2002
Waterbury,  CT                         1,200        Satellite office                     October 31, 2003
Guilford, CT                             200        Satellite office                     December 31, 2003
Bridgeport, CT                           588        Satellite office                     April 30, 2002
Hackensack, NJ                         4,281        Administrative office                September 30, 2005
Hackensack, NJ                           852        Satellite office                     September 30, 2005
Verona, NJ                             1,765        Branch office                        October 31, 2001
Newton, MA                             2,496        Administrative office                April 30, 2003
Bellingham, MA                           260        Satellite office                     October 31, 2002
North Andover, MA                        220        Satellite office                     July 31, 2003
Framingham, MA                           525        Satellite office                     November 30, 2002
Boston, MA                               795        Satellite office                     January 31, 2003
Lynn, MA                                 412        Satellite office                     August 31, 2003
North Dartmouth, MA                      964        Satellite office                     January 31, 2003
Chicopee, MA                           1,340        Satellite office                     September 30, 2002
North Easton, MA                         550        Satellite office                     August 31, 2003
Leominster, MA                         1,000        Satellite office                     August 31, 2003
Worcester, MA                          1,365        Satellite office                     August 31, 2003


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

ITEM 3.    LEGAL PROCEEDINGS.

     The Company, certain of its officers and directors (who previously were outside directors of SunStar) (the "director defendants") and other parties were named as defendants in In Re SunStar Healthcare Securities Litigation (United States District Court for Middle District of Florida), a consolidated class action brought on behalf of a purported class of shareholders of SunStar who purchased stock of SunStar between June 15, 1998 and December 14, 1999. In February 2001, the Court dismissed the Consolidated Amended Complaint and granted plaintiffs leave to amend. The plaintiffs' Second Consolidated Amended Complaint (the "Complaint") purported to assert claims under sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, based upon alleged acts or omissions of the defendants that allegedly resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar (and its subsidiary SunStar Health Plan, Inc., a Florida HMO presently in receivership ("Plan")). The Complaint also alleged that the Company (which allegedly held 30.5% of SunStar's common stock during SunStar's fiscal year ended July 31, 1998 and reduced its holdings to approximately 25% in 1999) and the director defendants exercised control over SunStar and therefore are liable as "controlling persons" of SunStar. In October 2001, the Court granted the defendants' motion to dismiss the Complaint with prejudice. Plaintiff's did not appeal from this decision against them.

     In a related action, the director defendants, along with thirteen others, are named as defendants in Department of Insurance of the State of Florida v. Warren D. Stowell et al. (Circuit Court, Seminole County, Florida) (the "Seminole County Action") in which the plaintiff as the receiver of Plan brings claims purporting to arise out of some of the facts forming the basis of the class action described in the paragraph above and other alleged matters relating to the insolvency of Plan. An amended complaint relating to the Seminole County Action was filed on November 17, 2000, and on February 12, 2001 the director defendants filed motions to dismiss the Seminole County Action. On May 7, 2001, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001 the director defendants filed a motion to dismiss the amended complaint. In September 2002, the director defendants (and certain other defendants) entered into a settlement agreement with the plaintiff in the Seminole County Action to resolve that action. The aforesaid settlement agreement is subject to court approval.

     The Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws and applicable law in connection with the actions described herein, subject to independent Board members' review and action with respect to the final details of the proposed settlement and final eligibility and entitlement for such indemnification.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

     (a)  Market Information

     The Company's common stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2001 and 2002. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               Market Prices
                                                         -----------------------
                                                            High          Low
                                                            ----          ---
Year ended July 31, 2001
------------------------

1st Quarter.........................................        $6.94         $4.50
2nd Quarter.........................................         5.75          5.06
3rd Quarter.........................................         7.31          5.12
4th Quarter.........................................        10.03          6.10


Year ended July 31, 2002
------------------------

1st Quarter.........................................       $19.85        $8.90
2nd Quarter.........................................        17.72        10.74
3rd Quarter.........................................        15.00        10.27
4th Quarter.........................................        16.65         9.34

     (b)  Holders

     There were approximately 132 holders of record of the Company's common stock as of October 25, 2002, excluding shares held by depository companies for certain beneficial owners.

     (c)  Dividends

     The Company has not declared or paid any cash dividends on its common stock during the last three fiscal years. It anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends. On March 13, 2001, the Board of Directors of the Company declared a 5% stock dividend payable on March 23, 2001 to stockholders of record on March 16, 2001. On April 25, 2002, the Board of Directors of the Company declared a 5% stock dividend payable on May 17, 2002 to stockholders of record on May 10, 2002.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table, which presents selected financial data for the Company for each of the last five fiscal years, has been derived from the Company's audited Consolidated Financial

Statements. The data set forth below should be read in conjunction with the Consolidated Financial Statements in Item 8 of this Report.


                                                                 Fiscal Years Ended July 31,
                                       --------------------------------------------------------------------------------
                                              2002            2001          2000              1999            1998
                                       --------------------------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA:
Revenue...........................      $82,172,000     $74,492,000   $55,574,000    $38,518,000      $34,313,000
Operating expenses................       73,792,000      67,804,000    51,247,000     36,090,000       31,394,000
Income from operations............        8,380,000       6,688,000     4,327,000      2,428,000        2,919,000
Other income (loss):
 Interest income..................          227,000         216,000       220,000        385,000          547,000
  Gain from sale of
   subsidiary's stock............               ---             ---     1,602,000            ---              ---
 Gain from subsidiary's stock
  offering........................              ---             ---           ---            ---          331,000
 (Loss) from equity investee......              ---             ---           ---       (674,000)      (1,630,000)
Income before income taxes........        8,607,000       6,904,000     6,149,000      2,139,000        2,167,000
Provision for income taxes........        3,336,000       2,704,000     2,058,000      1,001,000          964,000
Net income........................        5,271,000       4,200,000     4,091,000      1,138,000        1,203,000
Diluted net income per share of
common stock......................            $0.91           $0.75         $0.74          $0.20            $0.21


                                                                       At July 31,
                                    -----------------------------------------------------------------------------------
                                           2002             2001            2000             1999             1998
                                    -----------------------------------------------------------------------------------
BALANCE SHEET DATA:

Total assets......................       $43,512,000      $37,250,000     $30,856,000     $26,092,000      $25,503,000
Working capital...................        28,232,000       22,138,000      19,312,000      17,708,000       19,134,000
Retained earnings.................        15,839,000       14,784,000      12,274,000       8,183,000        7,045,000
Stockholders' equity..............        38,679,000       32,584,000      28,486,000      25,013,000       24,281,000

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

     The Balanced Budget Act was signed into law on August 5, 1997. Under the Act, until October 1, 2000, Medicare certified home health agencies were reimbursed under an IPS for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase under the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care". The final piece of the Act called for a 15% cut in Medicare reimbursement effective October 1, 2002. To date, the change to the prospective payment system has not had a material impact on reimbursement;
however, there can be no assurance that future reimbursement under the prospective payment system will not result in reduced reimbursement rates.

     The implementation of IPS resulted in a decrease in Medicare revenue from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement had been adversely affected. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

     On August 25, 2000, the Company acquired through Accredited certain assets of Health Force. Health Force's operations included the provision of home health aide and skilled nursing services in northern and central New Jersey. The acquisition was accounted for utilizing purchase accounting principles.

     On April 14, 2000, the Company acquired through New England certain assets of the Connecticut operations of U.S. HomeCare-Connecticut, a licensed and Medicare certified home health care company in the state of Connecticut. The acquisition was accounted for utilizing purchase accounting principles.

     On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of the Optimum Entities. The assets were acquired from a court-appointed Chapter 7 Trustee. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The Company is operating the acquired assets under New England and a recently formed subsidiary, Connecticut Staffing. The Optimum Entities had been engaged in the business of providing home health care and staffing related services in Connecticut. The acquisition was accounted for utilizing purchase accounting principles.

     On October 30, 1998, the Company acquired all the outstanding common shares of Accredited. Accredited is a licensed home health care company that provides home health care services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. The acquisition was accounted for utilizing purchase accounting principles.

     SunStar was a publicly traded corporation since May 1996. SunStar, formerly a wholly owned subsidiary of the Company, had comprised the Company's Florida outpatient medical center operations. In May 1996, SunStar completed its initial public offering following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes. The Company had utilized the equity method of accounting for its investment in SunStar. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of July 31, 2002, the Company's value of its investment in SunStar is $0.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for possible losses, asset impairments, income taxes, commitments and contingencies and third payor liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the accounting policies set forth in the consolidated financial statements are those policies that are most important to the presentation of its financial statements and such policies may require subjective and complex judgments on the part of management.

RESULTS OF OPERATIONS


(% of net patient revenue)                          FISCAL YEAR ENDED JULY 31,
                                                    --------------------------
                                                   2002       2001         2000
                                                   ----       ----         ----
Net patient revenue                                100.0%      100.0%     100.0%

Cost of revenue                                     63.6        65.2       65.6

General and administrative                          25.1        23.7       24.4

Allowance for possible losses                         .1          .8        1.0

Amortization of intangibles                          1.0         1.3        1.2

                                                  -------     ------      ------

Total operating expenses                            89.8        91.0       92.2

Income from operations                              10.2         9.0        7.8

Gain from sale of stock of equity investee           ---         ---        2.9

Interest income                                       .3          .3         .4

                                                  -------     ------      ------

Income before income taxes                          10.5         9.3       11.1

Provision for income taxes                           4.1         3.7        3.7

                                                  -------     ------      ------

Net income                                           6.4%        5.6%       7.4%

                                                  =======     ======      ======


YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001

     For the fiscal year ended July 31, 2002 ("fiscal 2002"), net patient revenue increased $7,680,000, or 10.3%, to $82,172,000 from $74,492,000 for the fiscal year ended July 31, 2001 ("fiscal 2001"). This increase is attributable to the expansion of operations in Connecticut, in which net patient revenue increased $5,235,000, and in New York, where net patient revenue increased $1,472,000, partially attributable to Impressive Staffing Corp. ("Impressive"), a newly formed subsidiary of Health Acquisition Corp. that is engaged in the staffing and related personnel to hospitals, nursing homes and facilities. Impressive commenced operations in February and had net patient revenue of $497,000 for fiscal 2002. In addition, net patient revenue increased $973,000 in New Jersey over fiscal 2001.

     Gross profit margin increased to 36.4% for fiscal 2002 from 34.8% for fiscal 2001. This increase is primarily attributable to increases in Medicaid reimbursement rates in both Connecticut and New Jersey in July 2001. The Company experienced no such increase in reimbursement rates in New York during fiscal 2002 nor in Connecticut and New Jersey in July 2002. Medicaid reimbursement, like other third-party reimbursement, is subject to rate changes from time to time that may affect the Company. For example, although as of the date hereof no particular rate change materially affecting the Company has been implemented, quantified or even formally announced, the Company believes that certain Medicaid reimbursement rates in Connecticut may be reduced some time in 2003. As a Medicaid provider, the Company also is subject to routine, unscheduled audits. The extrapolative methodology, which applies to all applicable Medicaid revenues an adjustment factor derived from a statistical sampling, used in such audits may have an adverse impact on the Company's results of operations. Although the audits to date have not resulted in any material adjustments, such audits were based on significantly lesser Medicaid revenues. There can be no assurance at this time that future Medicaid rate changes or audits will not have a material impact on the Company.

     General and administrative expenses increased $3,039,000, or 17.2% to $20,667,000 from $17,628,000 in fiscal 2001. This increase is attributable to additional administrative personnel, an increase in all insurance costs, professional fees and occupancy related costs incurred in connection with the expansion of operations in all service areas. The Company also incurred additional general and administrative costs in connection with the startup of Impressive and New Jersey Staffing Works Corp. ("New Jersey Staffing"), a newly formed subsidiary of the

Company in New Jersey that is engaged in the staffing and related personnel to hospitals, nursing homes and facilities. New Jersey Staffing commenced operations in September 2002. As a percentage of net patient revenue, general and administrative expenses increased to 25.2% in fiscal 2002 from 23.7% in fiscal 2001. The increase in general and administrative expenses over the periods includes the increase of $992,000 of such expenses over the respective fourth quarters of such periods, which resulted from certain non-recurring expenses during the recent fourth quarter, including as discussed above.

     Amortization of intangibles decreased ($410,000), or (42.9%), to $546,000 in fiscal 2002 from $956,000 in fiscal 2001. This decrease is attributable to the Company adopting SFAS No. 141 and 142 in fiscal 2002, thus requiring that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually.

     The Company recorded an allowance for possible losses of $295,000 in fiscal 2002 as compared to $670,000 in fiscal 2001. The Company had reserved against its accounts receivable in the previous year as a result of the Company entering into contracts with many new payor sources over the past two years.

     As a result of the foregoing, income from operations increased $1,692,000, or 25.3% to $8,380,000 in fiscal 2002 from $6,688,000 in fiscal 2001.

     Interest income increased slightly to $227,000 in fiscal 2002 from $216,000 in fiscal 2001. The increase is attributable to the higher cash balances in fiscal 2002, offset by the continued decline in interest rates.

     The Company's effective tax rate decreased slightly to 38.8% in fiscal 2002 as compared to 39.2% in fiscal 2001. This decrease is attributable to a decline in state corporate income tax rates.

     Net income increased $1,071,000, or 25.5% to $5,271,000, or $.91 per share in fiscal 2002 from $4,200,000, or $.75 per share in fiscal 2001. This increase and the increase in net patient revenue over the fiscal year, as well as over other recent fiscal years, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past three years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

YEAR ENDED JULY 31, 2001 COMPARED TO YEAR ENDED JULY 31, 2000

     For the fiscal year ended July 31, 2001, net patient revenue increased $18,918,000, or 34%, to $74,492,000 from $55,574,000 for the fiscal year ended
July 31, 2000 ("fiscal 2000"). This increase is attributable to $8,190,000 of net patient revenue realized from the expansion of the Company's operations in Connecticut through the opportunity represented by the liquidation of the Optimum Entities, the acquisition in November 1999 of certain assets of the Optimum Entities, the acquisition of certain assets of U.S. HomeCare-Connecticut in April 2000 and the successful penetration of the available market share. In addition, as a result of the acquisition of certain assets in New Jersey of Health Force in August 2000, the Company's net patient revenue increased $3,538,000 over fiscal 2001. Further, the Company's net patient revenue in New York increased $7,190,000 as a result of, among other things, the Company's ability to capitalize on additional market share resulting from the abandonment of Health Force's operations there.

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

     The Company recorded an allowance for possible losses of $670,000 in fiscal 2001, as compared to $595,000 in fiscal 2000. As the Company has limited experience with many of the new payor sources with which it now contracts as a result of the Company's expansion into the new markets in both Connecticut and New Jersey, the Company has established a reserve against its accounts receivable. In addition, the Company has experienced increases in accounts receivable with certain of the Medicare certified agencies with which it contracts. Accordingly, the Company is reserving against accounts receivable in the event that some of these accounts will have to be written off.

     As a result of the foregoing, income from operations increased $2,361,000, or 54.6% to $6,688,000 in fiscal 2001 from $4,327,000 in fiscal 2000.

     Interest income decreased slightly to $216,000 in fiscal 2001 from $220,000 in fiscal 2000. This decrease is attributable to the decline in interest rates during fiscal 2001.

     During fiscal 2000, the Company recorded a gain from the sale of stock of equity investee of $1,602,000 resulting from the sale of 259,510 shares of SunStar.

     The Company's effective tax rate increased to 39.2% in fiscal 2001 as compared to 33.4% in fiscal 2000. This increase is attributable to a lower effective tax rate on the gain resulting from the sale of stock of equity investee in fiscal 2000. Excluding the gain resulting from the sale of stock of equity investee, the effective tax rate decreased from 41.3% in fiscal 2000. This decrease is the result of a benefit recorded in fiscal 2001 for an over-accrual of taxes in fiscal 2000.

     Net income increased $109,000, or 2.7% to $4,200,000, or $.75 per share in fiscal 2001 from $4,091,000, or $.74 per share in fiscal 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

     Current assets increased to $33,065,000 and current liabilities increased $167,000 to $4,833,000 at July 31, 2002. This resulted in an increase in working capital of $6,094,000 to $28,232,000 at July 31, 2002 from $22,138,000 at July
31, 2001. Cash and cash equivalents increased $6,259,000 to $15,341,000 at July 31, 2002 from $9,082,000 at July 31, 2001. This increase in cash and working capital is primarily attributable to the net cash provided by operating activities.

     Net cash provided by operating activities was $6,498,000 in fiscal 2002 as compared with $6,535,000 in fiscal 2001. The decrease in cash provided by operating activities of ($37,000), or (1%), is attributable to an increase in operating cash flow of $1,450,000, a decrease in operating assets of $625,000, offset by a decrease in operating liabilities of ($2,112,000) over fiscal 2001.

     On September 3, 2002, the Company, through Medical Resources, completed the
acquisition  of  certain  assets  of  the  Medical   Resources   Entities,   for
approximately $2,623,000 in cash, including acquisition costs of $73,000.

     Investing activities in fiscal 2002 used cash of ($586,000) as compared to cash used of ($2,185,000) in fiscal 2001. The cash used in investing activities in fiscal 2002 consisted of the purchase of equipment, purchase of assets of businesses and other investing activities. The cash used in investing activities in fiscal 2001 consisted of the purchase of certain assets of Health Force and the purchase of equipment, offset by other investing activities.

     Financing activities in fiscal 2002 provided cash of $347,000 as compared to cash used of ($124,000) in fiscal 2001. The cash provided by financing activities in fiscal 2002 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury stock. The cash used in fiscal 2001 reflects the purchase of treasury shares offset by the proceeds from the exercise of stock options.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 75 days in fiscal 2002, down from 81 days in fiscal 2001.

     On October 24, 2001, the Company closed on a $7,500,000 committed revolving line of credit facility ("credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears. At July 31, 2002 there was no outstanding balance under the credit facility.

     The Company intends to meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its credit facility.

     In October 2002, the Board of Directors extended for one year its program to repurchase its Common Stock. Purchases in the aggregate amount of up to $1,000,000 in purchase price during the one-year extension would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program would be financed out of existing cash or cash equivalents.

     Other than set forth herein, the Company has no material commitments for capital expenditures.

     In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

INFLATION AND SEASONALITY
-------------------------

     The rate of inflation had no material effect on operations for fiscal 2002. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

DISCLOSURE REGARDING PRIVATE LITIGATION REFORM ACT OF 1995
----------------------------------------------------------

     Except for historical information contained in this report on Form 10-K, certain matters set forth herein are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as market acceptance, pricing and demand for the Company services, changing regulatory environment, changing economic conditions, risks in connection with acquisitions, ability to attract and retain qualified personnel, ability to manage the Company's growth, and other risks detailed in the Company's other filings with the Securities and Exchange Commission. In particular, in addition to the specific regulatory matters described herein, the Company generally, as a participant in the home health care industry, is subject to extensive federal, state and local regulations. There can be no assurance that any of these regulations will not change from existing standards, that additional standards will not be imposed nor that the Company will not experience adverse effects as a result of efforts to comply with applicable standards, which are extensive, complex and often-changing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-33.

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

     Holtz Rubenstein's report on the financial statements of the Company for each of the two fiscal years prior to the resignation did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on or about

December 5, 2002, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     Item 14 has been omitted pursuant to the transition provisions of Exchange Act Release No. 34-46427.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
           -----------------------------------------------------------------

     (a) The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report.

     (1)  Financial   Statements  (see  index  to  the  consolidated   financial
statements).

                         NATIONAL HOME HEALTH CARE CORP.
                                        AND SUBSIDIARIES









                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                       AND SUPPLEMENTAL MATERIAL
                                        YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                                        CONTENTS


                                                                            F-2
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-3
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-4

        CONSOLIDATED FINANCIAL STATEMENTS:
           Balance sheets                                                   F-5
           Statements of earnings                                           F-6
           Statements of changes in stockholders' equity                    F-7
           Statements of cash flows                                         F-8
           Summary of accounting policies                            F-9 - F-13
           Notes to consolidated financial statements                F-14- F-29

        SUPPLEMENTAL MATERIAL:
           Report of Independent Certified Public Accountants on
              supplemental material                                        F-31
           Report of Independent Certified Public Accountants on
              supplemental material                                        F-32
           Schedule II Valuation and qualifying accounts                   F-33

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP
Valhalla, New York
October 2, 2002

REPORT OF HOLTZ RUBENSTEIN & CO., LLP, INDEPENDENT
AUDITORS



Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated statements of earnings, changes in stockholders' equity and cash flows of National Home Health Care Corp. and Subsidiaries for the year ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of National Home Health Care Corp. and Subsidiaries and their consolidated cash flows for the year ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ HOLTZ RUBENSTEIN & CO., LLP
-------------------------------
HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
October 3, 2000

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS


 July 31,                                                                                 2002                  2001
 --------------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash, (including cash equivalents of $13,481,000 and $7,150,000,
       respectively) (Note 8)                                                      $15,341,000          $  9,082,000
    Investments                                                                         35,000                18,000
    Accounts receivable, less allowance for possible losses of $691,000
       and $865,000, respectively (Note 8)                                          16,382,000            15,983,000
    Prepaid expenses and other                                                         778,000             1,199,000
    Income taxes receivable                                                            234,000                     -
    Deferred income taxes (Note 7)                                                     295,000               522,000
 --------------------------------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                                    33,065,000            26,804,000
 --------------------------------------------------------------------------------------------------------------------
      Furniture, equipment and leasehold improvements, net (Note 1)                    857,000               939,000
 Goodwill (Note 2)                                                                   7,366,000             7,166,000
 Other intangible assets, net (Note 3)                                               1,406,000             1,817,000
 Deferred income taxes (Note 7)                                                        515,000               288,000
 Deposits and other assets                                                             303,000               236,000
 --------------------------------------------------------------------------------------------------------------------
                                                                                   $43,512,000           $37,250,000
 ====================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 4)                                $  3,581,000          $  3,268,000
    Estimated third-party payor settlements                                            912,000             1,090,000
    Deferred revenue                                                                   340,000               282,000
    Income taxes payable                                                                     -                26,000
 --------------------------------------------------------------------------------------------------------------------
            TOTAL CURRENT LIABILITIES                                                4,833,000             4,666,000
 --------------------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 10)
 STOCKHOLDERS' EQUITY (NOTE 9):
    Common stock, $.001 par value, shares authorized - 20,000,000;
       issued shares- 6,902,819 and 6,491,229, respectively                              7,000                 6,000
    Additional paid-in capital                                                      25,552,000            20,306,000
    Retained earnings                                                               15,839,000            14,784,000
 --------------------------------------------------------------------------------------------------------------------
                                                                                    41,398,000            35,096,000
    Less treasury stock (1,329,979 and 1,310,679 shares)- at cost                    2,719,000             2,512,000
 --------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY                                              38,679,000            32,584,000
 --------------------------------------------------------------------------------------------------------------------
                                                                                   $43,512,000           $37,250,000
 ====================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES




                                             CONSOLIDATED STATEMENTS OF EARNINGS


 Years ended July 31,                                                  2002              2001               2000
 ----------------------------------------------------------------------------------------------------------------------
 NET PATIENT REVENUE (NOTE 8)                                         $82,172,000        $74,492,000       $55,574,000
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Cost of revenue                                                    52,284,000         48,550,000        36,455,000
    General and administrative                                         20,667,000         17,628,000        13,537,000
    Amortization of intangibles                                           546,000            956,000           660,000
    Allowance for possible losses                                         295,000            670,000           595,000
 ----------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                      73,792,000         67,804,000        51,247,000
 ----------------------------------------------------------------------------------------------------------------------
         INCOME FROM OPERATIONS                                         8,380,000          6,688,000         4,327,000
 ----------------------------------------------------------------------------------------------------------------------
 OTHER INCOME:
    Interest                                                              227,000            216,000           220,000
    Gain from sale of stock of equity investee (Note 5)                         -                  -         1,602,000
 ----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                               227,000            216,000         1,822,000
 ----------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES                                     8,607,000          6,904,000         6,149,000
 PROVISION FOR INCOME TAXES (NOTE 7)                                    3,336,000          2,704,000         2,058,000
 ----------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                          $  5,271,000       $  4,200,000      $  4,091,000
 ======================================================================================================================
 NET INCOME PER COMMON SHARE:
    Basic                                                            $        .96       $        .77      $        .74
 Diluted                                                             $        .91       $        .75      $        .74
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                               5,516,689          5,444,035         5,538,426
    Diluted                                                             5,791,911          5,615,414         5,551,556
 ======================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              Common Stock                                                Treasury Stock
                                         ----------------------                                    -------------------------------
                                                                   Additional         Retained
                                          Shares       Amount    Paid-in Capital      Earnings        Shares            Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 1999                     6,228,746   $6,000       $18,525,000     $  8,183,000       1,124,936      $(1,701,000)
Net income                                         -        -                 -        4,091,000               -                 -
Acquisition of treasury shares                     -        -                 -                -         151,842         (618,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 2000                     6,228,746    6,000        18,525,000       12,274,000       1,276,778       (2,319,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                         -        -                 -        4,200,000               -                 -
Stock dividend declared March 16, 2001       245,983        -         1,690,000       (1,690,000)              -                 -
Exercise of stock options                     16,500        -            69,000                -               -                 -
Tax benefit of stock option exercise               -        -            22,000                -               -                 -
Acquisition of treasury shares                     -        -                 -                -          33,901         (193,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001                     6,491,229    6,000        20,306,000       14,784,000       1,310,679       (2,512,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                         -        -                 -        5,271,000               -                 -
Stock divided declared April 17, 2002        264,211    1,000         4,216,000       (4,216,000)              -                 -
Exercise of stock options                    147,379        -           554,000                -               -                 -
Tax benefit of stock option exercise                        -           476,000                -               -                 -
Acquisition of treasury shares                     -        -                 -                -          19,300         (207,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 2002                     6,902,819   $7,000       $25,552,000      $15,839,000       1,329,979      $(2,719,000)
===================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended July 31,                                                         2002             2001              2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  5,271,000      $ 4,200,000       $ 4,091,000
----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation and amortization                                     813,000        1,194,000           881,000
        Gain from sale of stock of equity investee                              -                -        (1,602,000)
        Allowance for possible losses, net of write-offs                  174,000          192,000           281,000
        Deferred income taxes                                                   -         (306,000)          (87,000)
        Unrealized loss on investments                                     49,000                -                 -
        Loss on sale of assets                                                  -           31,000             2,000
        Tax expense realized from the exercise of stock options
           by employees                                                   476,000           22,000                 -
        Changes in assets and liabilities:
              Accounts receivable                                        (573,000)        (328,000)       (3,099,000)
              Prepaid expenses and other                                  354,000         (634,000)         (431,000)
              Income taxes receivable                                    (259,000)        (141,000)          277,000
              Accounts payable and accrued expenses                       313,000        1,065,000         1,124,000
              Estimated third-party payor settlements                    (178,000)         958,000          (132,000)
              Deferred revenue                                             58,000          282,000                 -
----------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,498,000        6,535,000         1,305,000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, equipment and leasehold improvements           (185,000)        (470,000)         (257,000)
   Purchase of assets of businesses                                      (335,000)      (1,737,000)       (4,801,000)
   Proceeds from sale of stock of equity investee                               -                -         1,602,000
   Others                                                                 (66,000)          22,000           183,000
----------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                      (586,000)      (2,185,000)       (3,273,000)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                            (207,000)        (193,000)         (618,000)
   Proceeds from exercise of stock options                                554,000           69,000                 -
----------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         347,000         (124,000)         (618,000)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    6,259,000        4,226,000        (2,586,000)
Cash and cash equivalents, beginning of year                            9,082,000        4,856,000         7,442,000
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                               $ 15,341,000      $ 9,082,000       $ 4,856,000
======================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                       $     13,000      $     1,000       $    16,000
      Income taxes                                                   $  3,119,000      $ 3,129,000       $ 1,870,000
======================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES



 BUSINESS National Home Health Care Corp. and Subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care, supplemental staffing and other specialized health services in the North Eastern part of the United States.


 PRINCIPLES OF                The consolidated financial  statements include the
 CONSOLIDATION                accounts  of  National  Home Health Care Corp. and
                              its  wholly-owned  subsidiaries.  All  significant
                              intercompany  balances and transactions  have been
                              eliminated   in   the    consolidated    financial
                              statements.


 REVENUE  RECOGNITION  AND    Net patient revenues are recorded at estimated net
 ALLOWANCE FOR POSSIBLE       realizable  amounts  from  patients,   third-party
 LOSSES                       payors  and   others  for  services  rendered  and
                              includes estimated retroactive revenue adjustments
                              relating   to   future    audits,    reviews   and
                              investigations. Estimated adjustments are recorded
                              as  reviews  are   completed.   An  allowance  for
                              possible    losses   is   recorded    based   upon
                              management's   evaluation   of  current   industry
                              conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance.

                              Under Medicaid, Medicare and other reimbursement programs, the Company is reimbursed for services rendered to covered program patients as determined by reimbursement formulas and regulations. To date, the Company has not had any material adjustments to previously recorded amounts. Laws and regulations governing these programs are complex and subject to interpretation. As a result, it is possible that recorded estimates will change.

                              Approximately 50%, 51% and 36% of net patient revenue for the fiscal years ended July 31, 2002, 2001 and 2000, respectively, were derived under federal and state third-party reimbursement programs.

 CASH  AND CASH               For the purposes of the statements  of cash flows,
 EQUIVALENTS                  the Company considers all highly liquid investment
                              instruments purchased with a maturity of three months or less to be cash equivalents.


 FURNITURE, EQUIPMENT         Furniture,  equipment and  leasehold  improvements
 AND LEASEHOLD                are stated at cost. Depreciation is being provided
 IMPROVEMENTS                 on the straight-line  method   over the  estimated
                              useful lives of the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

 GOODWILL In August 2001, the Company elected to adopt SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

                              SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company
                              identify   reporting  units  for  the  purpose  of
                              assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. No adjustments for impairment losses were required.

 GOODWILL  (CONTINUED)        The Company's previous business  combinations were
                              accounted for by using the purchase method and, as
                              of  August  2001,  the  net  carrying   amount  of
                              goodwill from prior purchase transactions was approximately $7.2 million. Annual amortization of this amount, which ceased effective August 1, 2001 amounted to approximately $0.4 million in the year ended July 31, 2001.

                              The effect of adoption of SFAS No. 142 on the 2001 and 2000 consolidated results of operations were as follows:

                                                                                         2001             2000
                              ---------------------------------------------------------------------------------
                              Reported net income                                  $4,200,000       $4,091,000
                                Add back:  Amortization of goodwill                   417,000          367,000
                              ---------------------------------------------------------------------------------

                              Net income, as adjusted                              $4,617,000       $4,458,000
                              ---------------------------------------------------------------------------------

                              Basic earnings per share:
                                Reported net income                                      $.77             $.74
                                Amortization of goodwill                                  .08              .07
                              ---------------------------------------------------------------------------------

                              Basic earnings per share, as adjusted                      $.85             $.81
                              ---------------------------------------------------------------------------------

                              Diluted earnings per share:
                                Reported net income                                      $.75             $.74
                                Add back:  Amortization of goodwill                       .07              .07
                              ---------------------------------------------------------------------------------

                              Diluted earnings, per share, as adjusted                   $.82             $.81
                              =================================================================================


 RECENT ACCOUNTING            SFAS  143 addresses  financial    reporting    and
 PRONOUNCEMENTS               reporting    for   obligations   associated   with
                              retirement of tangible long-lived assets and the associated retirement cost. SFAS 143 is effective for the fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective
                              August 1, 2002.

                              SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS effective August 1, 2002.

                              Currently, the Company does not believe that the adoption of SFAS 143 and SFAS 144 will have a material impact on its financial position and results of operations.

 NET INCOME PER COMMON        Basic net income per share is computed by dividing
 SHARE                        income  available  to  common shareholders  by the
                              weighted-average    number   of   common    shares
                              outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.


                              The reconciliation for the years ended July 31, 2002, 2001 and 2000 are as follows:

                              Years ended July 31,                        2002          2001           2000
                              -----------------------------------------------------------------------------------
                              Average number of shares outstanding        5,516,689     5,444,035      5,538,426
                              -----------------------------------------------------------------------------------
                              Effect of dilutive securities -               275,222       171,379         13,130
                              Common stock options
                              -----------------------------------------------------------------------------------
                              Diluted Shares outstanding                  5,791,911     5,615,414      5,551,556
                              ===================================================================================

 FAIR VALUE OF  FINANCIAL     The  carrying  amount reported in the consolidated
 INSTRUMENTS                  balance  sheets  for  cash,  accounts  receivable,
                              accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of the financial instruments.


 ACCOUNTING FOR STOCK         The   Company   accounts  for employee stock-based
 OPTIONS                      compensation   in   accordance   with   Accounting
                              Principles  Board  Opinion  No.  25 ("APB  Opinion
                              25"), "Accounting for Stock Issued to Employees" using intrinsic values with appropriate disclosure in conformity with the fair value based method of Statement of Financial Standard No. 123 (SFAS
                              123).


 ESTIMATED  THIRD-PARTY       The amount  represents  overpayments from certain
 PAYOR SETTLEMENT             third-party  payors.  The Company anticipates that
                              the third-party payor will recoup these funds in subsequent periods.

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


 WORKERS' COMPENSATION        The Company  self-insures up  to specified  limits
                              certain risks related to workers' compensation liability. The estimated costs of existing and expected future claims under the insurance program are accrued based upon historical loss trends and may be subsequently revised based on developments relating to such claims.


 INCOME TAXES                 The Company  accounts  for  income taxes under an
                              asset and  liability  approach  that  requires the
                              recognition of deferred tax assets and liabilities
                              for the expected future tax consequences of events
                              that  have  been   recognized   in  the  Company's
                              financial statements or tax returns. The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that includes the enactment date.
                              The Company files a consolidated Federal income tax return with its subsidiaries.


 LONG-LIVED ASSETS            Long-lived assets, such as property and equipment,
                              are  evaluated  for  impairment   when  events  or
                              changes  in   circumstances   indicate   that  the
                              carrying   amount  of  the   assets   may  not  be
                              recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.  FURNITURE, EQUIPMENT      Furniture,  equipment  and  leasehold improvements
    AND LEASEHOLD             are stated at cost and are summarized as follows:
    IMPROVEMENTS

                              July 31,                                                2002               2001
                              ---------------------------------------------------------------------------------
                              Furniture and equipment                           $1,924,000         $1,776,000
                              Leasehold improvements                               406,000            369,000
                              ---------------------------------------------------------------------------------
                                                                                 2,330,000          2,145,000
                              Less accumulated depreciation and
                                amortization                                     1,473,000          1,206,000
                              ---------------------------------------------------------------------------------
                                                                                $  857,000         $  939,000
                              =================================================================================


2.  GOODWILL                  Changes in net goodwill are as follows:

                              July 31,                                                2002               2001
                              ---------------------------------------------------------------------------------
                              Balance, beginning of year                        $7,166,000         $6,861,000
                              Additions                                            200,000            722,000
                              Amortization for year                                      -           (417,000)
                              ---------------------------------------------------------------------------------
                              Balance, end of year                              $7,366,000         $7,166,000
                              =================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


3.  OTHER INTANGIBLE          Other intangible assets are as follows:
    ASSETS

                              July 31,                                              2002                 2001
                              ---------------------------------------------------------------------------------
                              GROSS CARRYING AMOUNT:
                                 Covenants not to compete                     $1,325,000           $1,275,000
                                 Personnel files                               1,562,000            1,519,000
                                 Patient files                                 1,234,000            1,192,000
                              ---------------------------------------------------------------------------------
                                                                               4,121,000            3,986,000
                              ---------------------------------------------------------------------------------
                              ACCUMULATED AMORTIZATION:
                                 Covenants not to compete                     (1,049,000)           (893,000)
                                 Personnel files                              (1,137,000)           (930,000)
                                 Patient files                                  (529,000)           (346,000)
                              ---------------------------------------------------------------------------------
                                                                              (2,715,000)         (2,169,000)
                              ---------------------------------------------------------------------------------
                              Balance, end of year                            $1,406,000           $1,817,000
                              =================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

3.  OTHER INTANGIBLE          The aggregate  amortization  expense for the years
    ASSETS (CONTINUED)        ended July 31, 2002,  2001 and  2000 was $546,000,
                              $956,000 and $660,000, respectively.

                              Estimated   amortization  expense  is  as follows:

                              Years ended July 31,
                              -------------------------------------------------
                              2003                                $   470,000
                              2004                                    377,000
                              2005                                    355,000
                              2006                                    109,000
                              2007                                     57,000
                              -------------------------------------------------
                                                                   $1,368,000
                              -------------------------------------------------


                              The remaining weighted-average amortization period is as follows:

                              Year ended July 31,                   2002
                              -------------------------------------------
                              Covenants not to compete              3.28 YEARS
                              Personnel files                       2.42 YEARS
                              Patient files                         3.82 YEARS
                              -------------------------------------------
                                                                    3.16 YEARS
                              -------------------------------------------


                              Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

4.  ACCOUNTS PAYABLE AND      Accounts  payable  and  accrued  expenses  are  as
    ACCRUED EXPENSES          follows:

                              July 31,                                              2002              2001
                              ---------------------------------------------------------------------------------
                              Trade accounts payable                         $   730,000         $   857,000
                              Accrued employee compensation and
                                benefits                                       2,461,000           2,070,000
                              Other                                              390,000             341,000
                              ---------------------------------------------------------------------------------
                                                                              $3,581,000          $3,268,000
                              =================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


5.  INVESTMENT IN             During  fiscal 1996,  following an initial  public
    SUNSTAR                   offering  and change in  management,  the  Company
    HEALTHCARE,  INC.         equity   method  of   accounting.   held  a  37.6%
                              investment    in    SunStar    Healthcare,    Inc.
                              ("SunStar"), which was accounted for under the

                              During the fiscal  year ended July 31,  2000,  the
                              Company  sold   259,510   shares  of  SunStar  for
                              $1,602,000, resulting in a gain of $1,602,000.

                              In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. At July 31, 2002, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment in SunStar was $0. The Company and certain of its officers and directors have been named in a class action brought on behalf of certain shareholders of SunStar (See Note 10d)).

6.  ACQUISITIONS              Asset acquisitions

                              On November 1, 1999, the Company acquired certain assets of Optimum Care Services of Connecticut Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. The assets were acquired from a court-appointed Chapter 7 Trustee for a purchase price of $4,490,000 in cash, including acquisition costs of $90,000. The final purchase price was determined through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The assets acquired included certain, but not all, machinery, equipment, intangibles and accounts receivable and was allocated as follows: $2,307,000 to accounts receivable, $205,000 to furniture and equipment and $1,978,000 to goodwill.

                              On April 14, 2000, the Company acquired certain assets of the Connecticut operations of U.S. Home Care Corp. for $311,000 in cash, including acquisition costs of $11,000. The assets purchased consisted of patient files of $156,000 and employee files of $155,000.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

6.  ACQUISITIONS              On  August  25, 2000, the Company acquired certain
    (CONTINUED)               assets  of  Health  Force  Owned,   Ltd.  and  its
                              affiliates  for  $1,822,000  in  cash,   including
                              acquisition costs of $42,000. The assets purchased consisted of patients files of $400,000, employee files of $400,000, covenant not to compete of $300,000 and goodwill of $722,000.

                              The above acquisitions have been recorded using, the purchase method of accounting. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

                              The effects of the above acquisitions on the 2001 and 2000 consolidated results of operations were not significant.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                              The provision for income taxes is summarized as follows:

    Years ended July 31,               2002            2001               2000
    ----------------------------------------------------------------------------
    Current:
       Federal                    $2,500,000     $2,275,000        $1,504,000
       State                         836,000        735,000           641,000
    ----------------------------------------------------------------------------
                                   3,336,000      3,010,000         2,145,000
    Deferred                               -       (306,000)          (87,000)
    ----------------------------------------------------------------------------
                                  $3,336,000     $2,704,000        $2,058,000
    ===========================================================================-

      The deferred tax asset consists of the following:

    July 31,                                      2002           2001
    ------------------------------------------------------------------
    Current:
        Accrued liabilities and reserves      $295,000       $510,000
        State net operating
         loss         carryforwards                  -         12,000
    ------------------------------------------------------------------
                                               295,000        522,000
    Long term:
        Amortization of intangible
        assets                                 515,000        288,000
    ------------------------------------------------------------------
                                              $810,000       $810,000
    ==================================================================

      The reconciliation of the statutory tax rate to the effective tax rate is as follows:

    Years ended July 31,                   2002          2001          2000
    ----------------------------------------------------------------------------
    Statutory rate                        34%           34%          34%
    State and local taxes
       (net of federal tax effect)         6             6           10
    Federal tax credit                    (1)           (2)          (2)
    Permanent differences                  -             1            1
    Change in valuation allowance          -             -           (5)
    Adjustments to prior years tax
      liabilities                          -             -           (2)
    Other                                  -             -           (3)
    ----------------------------------------------------------------------------
    Effective rate                        39%           39%          33%
    ============================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


8.  CONCENTRATIONS OF         The Company's  business is with  customers who are
    CREDIT RISK AND           in the  healthcare  industry or with  governmental
    MAJOR   CUSTOMERS         agencies.

                              The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, the State of Connecticut and the State of New Jersey. Credit losses relating to customers historically have been minimal and within management's expectations.

                              At  July  31,   2002,   the   Company   maintained
                              approximately 32% of its cash and cash equivalents with one financial institution.

                              Under certain federal and state third-party reimbursement programs, the Company received net patient revenues of approximately $41,253,000, $37,788,000 and $19,955,000 for the years ended
                              July 31, 2002, 2001 and 2000, respectively. The Company also received net patient revenues of approximately $4,547,000, $4,610,000 and
                              $5,663,000 for the years ended July 31, 2002, 2001
                              and 2000, respectively, from a private company. At July 31, 2002 and 2001, the Company had an aggregate outstanding receivable from federal and state agencies of $4,621,000 and $5,058,000 and an outstanding receivable of $1,150,000 and $1,142,000, from the private company, respectively.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


9.  OPTIONS                   In 1992,  the Company  adopted an  Employee  Stock
                              Option  Plan  (the  "Plan")  designed  to  provide
                              incentives to key employees  (including  directors
                              and  officers  who  are  key   employees)  and  to
                              non-employee  directors of the  Company.  The Plan
                              authorizes  the  granting  of both  incentive  and
                              non-qualified  stock  options  to  purchase  up to
                              500,000 shares of the Company's  common stock.  As
                              of July 31, 2002,  318,139 shares of the Company's
                              common   stock  have  been   reserved  for  future
                              issuance  upon the exercise of options  designated
                              at  either  (i)  options  intended  to  constitute
                              incentive   stock  options   ("ISOs")   under  the
                              Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. The Plan expired on July of 2002. Options granted under the Plan expire not more than ten years from the date of grant and vest immediately.

                              In 1999, the Company adopted a second Employee Stock Plan (the "1999 Plan"). The 1999 Plan was adopted in anticipation of expiration of the Plan. The 1999 Plan was also designed to provide incentives to key employees (including directors and officers who are key employees) and to non-employee directors of the Company. The Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 551,250 shares of the Company's common stock. As of July 31, 2002, 530,880 shares of the Company's common stock have been reserved for future issuance. The provisions of the 1999 Plan are consistent with the Plan. Unless sooner terminated, the 1999 Plan will expire in October 2009. Options granted under the 1999 Plan expire not more than ten years from the date of grant and vest immediately.

                              All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


9.  OPTIONS                   The Company  applies  APB Opinion 25,  "Accounting
    (CONTINUED)               for  Stock  Issued  to  Employees,"   and  related
                              Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation was recognized.

                              SFAS No. 123 requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants since 1992:

                              Years ended July 31,        2002    2001     2000
                              -------------------------------------------------
                              ASSUMPTIONS
                                 Dividend Yield            0.00%    -      0.00%
                                 Volatility               66.00%    -     35.00%
                                 Risk free interest
                                   rate                    5.04%    -      6.20%
                                 Expected lives         10 YEARS    -   10 years
                              ==================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


9.  OPTIONS                   Under the accounting  provisions of FASB Statement
    (CONTINUED)               123, the  Company's  net income and net income per
                              share would have been adjusted to the pro forma amounts indicated below:

                              Years ended July 31,                        2002           2001           2000
                              --------------------------------------------------------------------------------
                              PRO FORMA RESULTS Net income:
                                    As reported                       $5,271,000     $4,200,000     $4,091,000
                                    Pro forma                          5,050,000            (a)      3,843,000
                                 Income per common share-basic:
                                      As reported                           0.96           0.77           0.74
                                      Pro forma                             0.92            (a)           0.69
                                 Income per common share-diluted:
                                      As reported                           0.91           0.75           0.74
                                      Pro forma                             0.87            (a)           0.69
                              =================================================================================

(a) No pro forma since options were not granted.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

9.  OPTIONS                   A summary  of the  status of the  Company's  stock
    (CONTINUED)               option plan as of July 31, 2002, 2001 and 2000 and
                              changes for the years ending on those dates is presented below:

                                                                                                     Weighted
                                                                                                     average
                                                                       Number of     Expiration      exercise
                                                                         shares         date          price
                              ----------------------------------------------------------------------------------
                              Options outstanding at July 31, 1999         286,161    2007-2009         $  3.78
                              Options granted                              271,215    2007-2009            3.94
                              Options forfeited                           (32,085)        -                3.89
                              ----------------------------------------------------------------------------------
                              Options outstanding at July 31, 2000         525,291    2007-2009            3.86
                              Options exercised                           (17,325)        -                3.96
                              ----------------------------------------------------------------------------------
                              Options outstanding at July 31, 2001         507,966    2007-2009            3.85
                              Options exercised                          (153,445)        -                3.61
                              Options forfeited                            (5,513)        -                3.65
                              Options granted                              183,750    2007-2011           13.31
                              ----------------------------------------------------------------------------------
                              Options outstanding at July 31, 2002         532,758        -              $13.97
                              ==================================================================================

                              The Plan options are exercisable at various prices, none of which were in excess of 110% of the fair market value of the Company's common stock at the date of grant.

                              Data summarizing year-end options exercisable and weighted average fair value of options granted during the years ended July 31, 2002, 2001 and 2000 is shown below:

                              Options Exercisable                         2002           2001           2000
                              ----------------------------------------------------------------------------------
                              Options exercisable at year end              532,758     507,966          525,291
                              Weighted average exercise price           $    13.97   $    3.85        $    3.86
                              Weighted average fair value of
                                options granted during the year               9.61           -             4.09
                              Weighted average remaining
                                contractual life                        7.07 YEARS  6.98 years       7.98 years
                              ==================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


10. COMMITMENTS,              a) Effective  January 1, 1999, the Company amended
    CONTINGENCIES AND         and  restated  its  Employee   Savings  and  Stock
    OTHER MATTERS             Investment  Plan organized under Section 401(k) of
                              the Internal Revenue Code. Under the amended plan,
                              employees  may  contribute  up  to  15%  of  their
                              salary,  limited to the maximum  amount  allowable
                              under  federal tax  regulations.  The Company will
                              match   100%  of  the   first  3%  of   employees'
                              contributions and 50% of the next 2% of employees'
                              contributions,    provided   that   the   matching
                              contributions on behalf of any employee does not exceed 4% of employees' compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for the years ended July
                              31, 2002,  2001 and 2000 were $617,000,  $495,000,
                              and  $226,000,  respectively.

                              b) The Company has employment agreements with five officers, which expire through October 31, 2006. The aggregate commitment for future salary, excluding bonuses, is $4,507,500. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation based on 4% of pre-tax income, as defined, in excess of $3,000,000. Two other agreements provide for additional compensation based on 4% and 1% of income from operations, as defined, in excess of $3,300,000.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

10. COMMITMENTS,              d) Effective  January 1, 1999, the Company amended
    CONTINGENCIES AND         and  restated  its  Employee   Savings  and  Stock
    OTHER MATTERS             Investment  Plan organized under Section 401(k) of
    (CONTINUED)               the Internal Revenue Code. Under the amended plan,
                              employees  may  contribute  up  to  15%  of  their
                              salary,  limited to the maximum  amount  allowable
                              under  federal tax  regulations.  The Company will
                              match   100%  of  the   first  3%  of   employees'
                              contributions and 50% of the next 2% of employees'
                              contributions,    provided   that   the   matching
                              contributions on behalf of any employee does not exceed 4% of employees' compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for the years ended July
                              31, 2002,  2001 and 2000 were $617,000,  $495,000,
                              and $226,000, respectively.

                              e) The Company has employment agreements with five officers, which expire through October 31, 2006. The aggregate commitment for future salary, excluding bonuses, is $4,507,500. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation based on 4% of pre-tax income, as defined, in excess of $3,000,000. Two other agreements provide for additional compensation based on 4% and 1% of income from operations, as defined, in excess of $3,300,000.

                              f) The Company rents various office facilities through 2006 under the terms of several lease agreements that include escalation clauses.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

10. COMMITMENTS,              At  July   31,   2002,   minimum   annual   rental
    CONTINGENCIES AND         commitments under non-cancellable operating leases
    OTHER MATTERS             are as follows: Years ended July 31,
    (CONTINUED)

                              --------------------------------------------------
                              2003                                   $   864,000
                              2004                                       444,000
                              2005                                       356,000
                              2006                                        15,000
                              --------------------------------------------------
                                                                      $1,679,000
                              ==================================================

                              Rent  expense for the years  ended July 31,  2002,
                              2001   and  2000   was   approximately   $853,000,
                              $858,000, and $636,000, respectively.

                              One lease agreement is with a company controlled by the Company's Chairman of the Board. Net rent expense under such lease agreement approximates $202,000 per year.

                              g) The Company and certain of its officers and directors have been named as defendants in a consolidated class action brought on behalf of certain shareholders of SunStar Healthcare, Inc. ("SunStar"). The lawsuit asserts alleged acts or omissions, which resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar. In February 2001, the Court dismissed the complaint and granted the plaintiffs leave to amend. In addition, the lawsuit alleges that the Company and certain directors exercised control over SunStar. In October 2001, the Court granted the defendants' motion to dismiss the complaint with prejudice. Plaintiff's did not appeal this decision.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

10. COMMITMENTS,              In a related action,  the director  defendants are
    CONTINGENCIES AND         named  in a  case  brought  by the  Department  of
    OTHER MATTERS             Insurance of the State of Florida. The allegations
    (CONTINUED)               in this action are similar to those alleged in the
                              class  action  lawsuit,   which  was  subsequently
                              dismissed.  Although  the  Company is not named in
                              this action,  the Company intends to indemnify the
                              director   defendants   to  the   fullest   extent
                              permitted  under its by-laws.  On May 7, 2001, the
                              Court granted the director  defendants'  motion to
                              dismiss and granted the plaintiff leave to serve a
                              further amended  complaint.  On July 24, 2001, the
                              plaintiff   served  an   amended   complaint.   On
                              September 24, 2001 the director defendants filed a
                              motion  to  dismiss  the  amended  complaint.  The
                              defendants'   believe  that  the   complaints  are
                              without merit and intend to vigorously defend them. At this time, any possible liability to the Company cannot be determined.

                              h) The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts. At July 31, 2002 there was no outstanding balance under the credit facility.


11. STOCK DIVIDENDS           The  Board   announced   on  April  25,  2002  the
                              declaration of a 5% stock dividend payable May 17, 2002 to shareholders of record on May 10, 2002.
                              The Board also announced on March 13, 2001 the declaration of a 5% stock dividend payable on March 23, 2001 to shareholders of record on March
                              16, 2001. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock dividends.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

12. SUMMARIZED QUARTERLY      Presented  below  is a  summary  of the  unaudited
    DATA (UNAUDITED)          consolidated  quarterly financial  information for
                              the years ended July 31, 2002 and 2001 (in thousands, except per share data):

                                                                                    2002
                              ---------------------------------------------------------------------------------
                               Quarter                            First       Second      Third      Fourth
                              ---------------------------------------------------------------------------------
                               Net patient revenue                   $20,274     $20,466    $20,620    $20,812
                              ---------------------------------------------------------------------------------
                               Cost of Revenue                        12,926      12,972     13,081     13,305
                               General and administrative
                                expenses                               4,824       5,012      5,186      5,645
                               Amortization of intangibles               137         136        136        137
                               Provision for possible losses             115          65         65         50
                              ---------------------------------------------------------------------------------
                                       Total operating expenses       18,002      18,185     18,468     19,137
                              ---------------------------------------------------------------------------------
                               Income from operations                  2,272       2,281      2,152      1,675
                               Interest income                            78          44         48         57
                              ---------------------------------------------------------------------------------
                               Income before income taxes              2,350       2,325      2,200      1,732
                               Provision for income taxes                936         904        839        657
                              ---------------------------------------------------------------------------------
                               Net income                              1,414       1,421      1,361      1,075
                              ---------------------------------------------------------------------------------
                               Net income per common share:
                                 Basic                                   .26         .26        .25        .19
                                 Diluted                                 .25         .24        .24        .18
                              =================================================================================

                                                                                       2001
                              -------------------------------------------------------------------------------
                               Quarter                           First       Second     Third      Fourth
                              ---------------------------------------------------------------------------------
                               Net patient revenue                  $17,518    $18,479    $18,944     $19,551
                              ---------------------------------------------------------------------------------
                               Cost of Revenue                       11,642     11,964     12,302      12,642
                               General and administrative
                                expenses                              4,040      4,458      4,477       4,653
                               Amortization of intangibles              222        245        244         245
                               Provision for possible losses            130        180        180         180
                              ---------------------------------------------------------------------------------
                                       Total operating expenses      16,034     16,847     17,203      17,720
                              ---------------------------------------------------------------------------------
                               Income from operations                 1,484      1,632      1,741       1,831
                               Interest income                           37         41         59          79
                              ---------------------------------------------------------------------------------
                               Income before income taxes             1,521      1,673      1,800       1,910
                               Provision for income taxes               649        714        735         606
                              ---------------------------------------------------------------------------------
                               Net income                               872        959      1,065       1,304
                              ---------------------------------------------------------------------------------
                               Net income per common share:
                                 Basic                                  .16        .18        .20         .23
                                 Diluted                                .15        .17        .19         .24
                              =================================================================================


13. SUBSEQUENT EVENT          On  September  3,  2002,  the  Company,  through a
                              newly-formed  subsidiary in Massachusetts acquired
                              certain  assets of  Medical  Resources,  Inc.  and
                              related entities  ("Medical  Resources").  Medical
                              Resources   provides  home  health  care  services
                              throughout   Massachusetts.    The   purchase   of
                              $2,623,000, including acquisition costs of $73,000 was financed using internal funds. The acquisition was accounted for as a purchase.

                             SUPPLEMENTAL MATERIAL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON SUPPLEMENTAL MATERIAL


The audits referred to in our report dated October 2, 2002 relating to the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying Schedule II for the years ended July 31, 2002 and 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
---------------------
BDO Seidman, LLP
Valhalla, New York
October 2, 2002

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                    ----------------------------------------


     The audit referred to in our report dated October 3, 2000 on the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which appears in Part II, also included Schedule II for the year ended July 31, 2000. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.



/s/ Holtz Rubenstein & CO., LLP
-------------------------------
Holtz Rubenstein & CO., LLP
Melville, New York
October 3, 2000

                    Column A                      Column B                         Column C
--------------------------------------------------------------------------------------------------------------
                                                                                   Additions
                                                                ---------------------------------------------
                 Description               Balance, beginning of  Charged to costs and     Charged to other
                                                   period               expenses          accounts describe
--------------------------------------------------------------------------------------------------------------
Year ended July 31, 2002:
 Allowance deducted from asset account
 Allowance for possible losses                   $865,000              $295,000         $            -
--------------------------------------------------------------------------------------------------------------
Year ended July 31, 2001:
 Allowance deducted from asset account
 Allowance for possible losses                   $673,000              $670,000         $            -
--------------------------------------------------------------------------------------------------------------
Year ended July 31, 2000:
 Allowance deducted from asset account
 Allowance for possible losses                   $392,000              $595,000         $            -
--------------------------------------------------------------------------------------------------------------


                                                  Column D                Column E
--------------------------------------------------------------------------------------------
                 Description                 Deductions describe    Balance, end of period
--------------------------------------------------------------------------------------------
Year ended July 31, 2002:
 Allowance deducted from asset account
 Allowance for possible losses                        $469,000(a)                $691,000
--------------------------------------------------------------------------------------------
Year ended July 31, 2001:
 Allowance deducted from asset account
 Allowance for possible losses                        $478,000(a)                $865,000
--------------------------------------------------------------------------------------------
Year ended July 31, 2000:
 Allowance deducted from asset account
 Allowance for possible losses                        $314,000(a)                $673,000
--------------------------------------------------------------------------------------------


                                 See accompanying independent accountants'report
                                                       on supplemental material.


(a) Represents actual write-offs.

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

10.2           Incentive  Stock  Option Plan.  Incorporated  by reference to the
               1993 Form 10-K.

10.3           1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.4 Third Amendment, dated as of August 1, 2001, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (the "2001 Form 10-K").

10.5 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (the "January 31, 2002 Form 10-Q").

10.6 Fourth Amendment, dated as of August 1, 2001, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the 2001 Form 10-K.

10.7 Employment Agreement dated as of November 1, 2001 between the Registrant and Steven Fialkow. Incorporated by reference to the January 31, 2002 Form 10-Q.

10.8 Employment Agreement dated as of November 1, 2001 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 2002 Form 10-Q.

10.9 Employment Agreement dated as of November 1, 2001 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 2002 Form 10-Q.

EXHIBIT                                 DOCUMENT
NUMBER                                  --------
------


10.10 Amended and Restated Asset Purchase Agreement dated October 15, 1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc., Optimum Home Care of Connecticut, Inc., New England Home Care, Inc., Connecticut Staffing Works Corp. and the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 11, 1999.

10.11          The Registrant's Employee Savings and Stock Investment Plan under
               Section 401(k) of the Internal Revenue Code, effective as of January 1, 1999. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.

10.12 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (the "January 31, 2000 Form 10-Q").

10.13 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 2000 Form 10-Q.

21.1*          List of Subsidiaries.

23.1*          Consent of Holtz Rubenstein & Co., LLP.

23.2*          Consent of BDO Seidman, LLP.

99.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
*     Filed herewith

        (b)  Reports on Form 8-K.
             -------------------

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NATIONAL HOME HEALTH CARE CORP.

                                           /s/ Robert P. Heller
                                           -------------------------------------
                                           By:   Robert P. Heller
                                                 Vice President of Finance
                                                 and Chief Financial Officer

Dated:  October 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Frederick H. Fialkow                 Chairman of the Board of Directors
--------------------------------
Frederick H. Fialkow


/s/ Steven Fialkow                       President, Chief Executive Officer,
--------------------------------         Secretary and Director (principal
Steven Fialkow                           executive officer)


/s/ Robert P. Heller                     Vice President of Finance and Chief
--------------------------------         Financial Officer (principal financial
Robert P. Heller                         and accounting officer)


/s/ Ira Greifer                          Director
--------------------------------
Ira Greifer, M.D.


/s/ Bernard Levine                       Director
--------------------------------
Bernard Levine, M.D.


/s/ Robert Pordy                         Director
--------------------------------
Robert Pordy, M.D.

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Steven Fialkow, certify that:

     1. I have reviewed this annual report on Form 10-K of National Home Health Care Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     [Items 4, 5 and 6 omitted pursuant to the transition provisions of the 1934 Securities Exchange Act Release No. 34-46427.]


Date:  October 29, 2002

                                          /s/ Steven Fialkow
                                          --------------------------------------
                                          Steven Fialkow
                                          President and Chief Executive Officer



                                       (i)

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

     I, Robert P. Heller, certify that:

     1. I have reviewed this annual report on Form 10-K of National Home Health Care Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     [Items 4, 5 and 6 omitted pursuant to the transition provisions of the 1934 Securities Exchange Act Release No. 34-46427.]


Date:  October 29, 2002

                                          /s/ Robert P. Heller
                                          --------------------------------------
                                          Robert P. Heller
                                          Vice President of Finance and Chief
                                          Financial Officer


                                      (ii)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE
                         FISCAL YEAR ENDED JULY 31, 2002


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

10.2           Incentive  Stock  Option Plan.  Incorporated  by reference to the
               1993 Form 10-K.

10.3           1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.4 Third Amendment, dated as of August 1, 2001, to Amended and Restated Employment Agreement between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (the "2001 Form 10-K").

10.5 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (the "January 31, 2002 Form 10-Q").

10.6 Fourth Amendment, dated as of August 1, 2001, to Employment Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the 2001 Form 10-K.

10.7 Employment Agreement dated as of November 1, 2001 between the Registrant and Steven Fialkow. Incorporated by reference to the January 31, 2002 Form 10-Q.

10.8 Employment Agreement dated as of November 1, 2001 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 2002 Form 10-Q.

EXHIBIT                                 DOCUMENT
NUMBER                                  --------
------


10.9 Employment Agreement dated as of November 1, 2001 between the Registrant and Richard Garofalo. Incorporated by reference to the January 31, 2002 Form 10-Q.

10.10 Amended and Restated Asset Purchase Agreement dated October 15, 1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc., Optimum Home Care of Connecticut, Inc., New England Home Care, Inc., Connecticut Staffing Works Corp. and the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 11, 1999.

10.11          The Registrant's Employee Savings and Stock Investment Plan under
               Section 401(k) of the Internal Revenue Code, effective as of January 1, 1999. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1999.

10.12 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to National Home Health Care Corp. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2000 (the "January 31, 2000 Form 10-Q").

10.13 Letter Agreement dated February 20, 2000 providing a Secured Advised Line of Credit from the Bank of New York to New England Home Care, Inc. Incorporated by reference to the January 31, 2000 Form 10-Q.

21.1*          List of Subsidiaries.

23.1*          Consent of Holtz Rubenstein & Co., LLP.

23.2*          Consent of BDO Seidman, LLP.

99.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Filed herewith