Form 10-Q
period 2002-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2002-12-13
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2002
                                    ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to ______________


                         Commission file number 0-12927
                                                -------

                         NATIONAL HOME HEALTH CARE CORP.
          -------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


           Delaware                                        22-2981141
--------------------------------               ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                700 White Plains Road, Scarsdale,  10583
             ------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)


         Registrant's Telephone Number Including Area Code: 914-722-9000

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

The number of shares of common stock outstanding as of December 13, 2002 was 5,560,830.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2002


PART I.        FINANCIAL INFORMATION                                        Page
                                                                            ----

Item 1.        Condensed Consolidated Financial Statements:

                    Balance Sheets as of October 31, 2002 and
                    July 31, 2002 (unaudited)                               3-4

                    Statements of Operations for the three
                    months ended October 31, 2002 and October
                    31, 2001 (unaudited)                                     5

                    Statements of Cash Flows for the three
                    months ended October 31, 2002 and October
                    31, 2001 (unaudited)                                     6

                    Notes to Consolidated Financial Statements              7-8

Item 2.        Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                          9-12

Item 4.        Controls and Procedures                                     12-13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              14

Item 6.        Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                    16

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             October 31, 2002      July 31, 2002
                                                             ----------------      -------------

ASSETS
Current:
   Cash and cash equivalents                               $     12,808,000     $     15,341,000
   Investments                                                       22,000               35,000
   Accounts receivable-less allowance for possible
      losses of $662,000 and $691,000                            16,871,000           16,382,000
   Prepaid expenses and other assets                                928,000              778,000
   Income taxes receivable                                               --              234,000
   Deferred income taxes                                             77,000              295,000
                                                           ----------------     ----------------

      Total current assets                                       30,706,000           33,065,000

   Furniture, equipment and leasehold
      improvements, net                                             889,000              857,000
   Goodwill                                                       9,054,000            7,366,000
   Other intangible assets, net                                   2,550,000            1,406,000
   Deferred income taxes                                            543,000               515,000
   Deposits and other assets                                        315,000              303,000
                                                           ----------------     ----------------

      TOTAL                                                $     44,057,000     $     43,512,000
                                                           ================     ================


  (continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                  October 31, 2002      July 31, 2002
                                                  ----------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses           $  2,486,000          $  3,581,000
   Estimated third-party payor settlements              737,000               912,000
   Deferred revenue                                     399,000               340,000
   Income taxes payable                                 317,000                    --
                                                   ------------          ------------

       Total current liabilities                      3,939,000             4,833,000
                                                   ------------          ------------

Stockholders' equity:
   Common stock, $.001 par value; authorized
     20,000,000 shares, issued 6,902,819 shares           7,000                 7,000
   Additional paid-in capital                        25,552,000            25,552,000
   Retained earnings                                 17,313,000            15,839,000
                                                   ------------          ------------

                                                     42,872,000            41,398,000

   Less treasury stock (1,333,829 and 1,329,979
   shares) at cost                                   (2,754,000)           (2,719,000)
                                                   ------------          ------------

       Total stockholders' equity                    40,118,000            38,679,000
                                                   ------------          ------------

               TOTAL                               $ 44,057,000          $ 43,512,000
                                                   ============          ============


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the three months ended October 31,
                                                   --------------------------------------
                                                          2002              2001
                                                          ----              ----

Net patient revenue                                   $22,939,000       $20,274,000
                                                      -----------       -----------

Operating expenses:
   Cost of revenue                                     14,740,000        12,926,000
   General and administrative                           5,603,000         4,824,000
   Amortization of intangibles                            140,000           137,000
   Provision for possible losses                           50,000           115,000
                                                      -----------       -----------

      Total operating expenses                         20,533,000        18,002,000
                                                      -----------       -----------

Income from operations                                  2,406,000         2,272,000

Other income:
   Interest                                                55,000            78,000
                                                      -----------       -----------

Income before taxes                                     2,461,000         2,350,000

Provision for income taxes                                987,000           936,000
                                                      -----------       -----------

Net income                                            $ 1,474,000       $ 1,414,000
                                                      ===========       ===========

Net income per common share:
   Basic                                              $      0.26       $      0.26
                                                      ===========       ===========

   Diluted                                            $      0.26       $      0.24
                                                      ===========       ===========

Weighted average number of shares outstanding:
   Basic                                                5,570,779         5,458,579
                                                      ===========       ===========

   Diluted                                              5,777,343         5,774,459
                                                      ===========       ===========


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For the three months ended October 31,
                                                                      --------------------------------------
                                                                               2002            2001
                                                                               ----            ----
Cash flows from operating activities:
   Net income                                                             $  1,474,000    $  1,414,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
        Depreciation and amortization                                          209,000         199,000
        Allowance for possible losses, net of writeoffs                         29,000         (35,000)
        Deferred income taxes                                                  190,000              --
        Unrealized loss on investments                                          13,000          13,000
        Tax expense realized from the exercise of stock options by                  --          90,000
        employees
        Changes in assets and liabilities:
                Accounts receivable                                           (518,000)        398,000
                Prepaid expenses and other                                    (162,000)        363,000
                Accounts payable and accrued expenses                       (1,095,000)       (240,000)
                Estimated third-party payor settlements                       (175,000)       (266,000)
                Income taxes payable                                           551,000         628,000
                Deferred revenue                                                59,000         (83,000)
                                                                          ------------    ------------
                    Net cash provided by operating activities                  575,000       2,481,000
                                                                          ------------    ------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                 (50,000)        (40,000)
   Purchase of assets of business                                           (3,023,000)        (85,000)
   Other                                                                            --         (54,000)
                                                                          ------------    ------------
                    Net cash used in investing activities                   (3,073,000)       (179,000)
                                                                          ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                          --          93,000
   Purchase of treasury shares                                                 (35,000)        (33,000)
                                                                          ------------    ------------
                    Net cash provided by (used in) financing activities        (35,000)         60,000
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                        (2,533,000)      2,362,000

Cash and cash equivalents-beginning of period                               15,341,000       9,082,000
                                                                          ------------    ------------

Cash and cash equivalents-end of period                                   $ 12,808,000    $ 11,444,000
                                                                          ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Taxes                                                              $    246,000    $    218,000
       Interest                                                                  5,000              --


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2002.

NOTE 2 - ACQUISITIONS

     On September 3, 2002, the Company, through a newly-formed subsidiary in Massachusetts acquired certain assets of Medical Resources, Inc. and related entities ("Medical Resources"). Medical Resources provides home health care services throughout Massachusetts. The purchase price of $2,623,000 in cash, including acquisition costs of $73,000, was financed using internal funds. The acquisition was accounted for as a purchase.

NOTE 3 - RECLASSIFICATIONS

     Certain   reclassifications  have  been  made  in  prior  years'  financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

A reconciliation of shares used in calculating basic and diluted net income per share is as follows:


                                       For the three months ended October 31,
                                 -------------------------------------------------
                                           2002                     2001
                                           ----                     ----

                                   Income        Shares      Income        Shares
Basic EPS:
       Net income                $1,474,000    5,570,779   $1,414,000    5,458,579

Effect of dilutive securities-           --      206,564           --      315,880
                                 ----------   ----------   ----------   ----------

Diluted EPS:                     $1,474,000    5,777,343   $1,414,000    5,774,459
                                 ==========   ==========   ==========   ==========


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2002.

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

     The Company is subject to significant external factors that could significantly impact its business, including potential reductions in reimbursement rates by Medicare, Medicaid and third party payors for the Company's services, retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

     The Balanced Budget Act (the "Act") was signed into law on August 5, 1997. Under the Act, until October 1, 2000, Medicare certified home health agencies were reimbursed under the interim payment system ("IPS") for a two-year period prior to the implementation of a prospective payment system. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Prior to the implementation of IPS, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations. Effective October 1, 2000, under the prospective payment system, the last remaining phase under the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care". The final piece of the Act called for a 15% cut in Medicare reimbursement effective October 1, 2002. To date, the change to the prospective payment system has not had a material impact on reimbursement to the Company; however, there can be no assurance that future reimbursement under the prospective payment system will not result in reduced reimbursement rates.

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

Results of Operations and Effects of Inflation
----------------------------------------------

     For the three months ended October 31, 2002, net patient revenue increased $2,665,000, or 13.1%, to $22,939,000 from $20,274,000 for the three months ended
October 31, 2001. This increase is primarily attributable to the acquisition of Medical Resources, which generated net patient revenue for the last two months of the recent period in Massachusetts of $1,370,000. The net patient revenue increase also included $731,000 of continued successful market penetration of existing markets. Lastly, the net patient revenue increase also included
$564,000 from the Company's expansion of its operations in New York and New Jersey to include staffing and related personnel to hospitals, nursing homes and facilities.

     Gross profit margin decreased slightly to 35.7% for the three months ended October 31, 2002 from 36.2% for the three months ended October 31, 2002. This decrease is primarily attributable to lower gross profit margins on the new staffing operations and, in addition, the Company did not experience any increase in its Medicaid reimbursement rates in Connecticut, New York and New Jersey during the recent three-month period.

     General and administrative expenses increased $779,000, or 16.1%, to $5,603,000 for the three months ended October 31, 2002 from $4,824,000 for the three months ended October 31, 2001. This increase is primarily attributable to additional administrative personnel and occupancy costs incurred in connection with the acquisition of Medical Resources and the expansion of the Company's services to include staffing and related operations in New York and New Jersey. In addition, the Company has experienced significant increases in all of its insurance costs, as well as increased professional fees. As a percentage of net patient revenue, general and administrative expenses increased to 24.4% for the three months ended October 31, 2002 from 23.8% for the three months ended October 31, 2001.

     Amortization of intangibles increased $3,000 to $140,000 for the three months ended October 31, 2002 from $137,000 for the three months ended October 31, 2001. This increase results from additional such amortization attributable to the Company's acquisition of Medical Resources, offset by reduced amortization of intangibles from previous acquisitions that have now been fully amortized.

     The Company recorded an allowance for possible losses of $50,000 for the three months ended October 31, 2002, as compared to $115,000 for the three months ended October 31, 2001. The Company had reserved against its accounts receivable in the previous period as a result of the Company entering into contracts with many new payor sources over the past two years.

     As a result of the foregoing, income from operations increased $134,000, or 5.9%, to $2,406,000 for the three months ended October 31, 2002 from $2,272,000 for the three months ended October 31, 2001.

     Interest income decreased ($23,000), or (29.5%), to $55,000 for the three months ended October 31, 2002 from $78,000 for the three months ended October 31, 2001. This decrease is attributable to the lower cash balances of the Company, as a result of the acquisition of Medical Resources and the continued decline in interest rates.

     The Company's effective tax rate increased slightly to 40.1% for the three months ended October 31, 2002 from 39.8% for the three months ended October 31, 2001.

     Net income increased $60,000, or 4.2%, to $1,474,000, or $0.26 per diluted share, in the three months ended October 31, 2002 from $1,414,000, or $.24 per diluted share, in the three months ended October 31, 2001. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansions of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

     The rate of inflation had no material effect on operations for the three months ended October 31, 2002.

Financial Condition and Capital Resources
-----------------------------------------

     Current assets decreased to $30,706,000 and current liabilities decreased to $3,939,000, respectively, at October 31, 2002. This resulted in a decrease in working capital of ($1,465,000) from $28,232,000 at July 31, 2002 to $26,767,000 at October 31, 2002. Cash and cash equivalents decreased ($2,533,000), to $12,808,000 at October 31, 2002 from $15,341,000 at July 31, 2002. This decrease in cash and working capital is attributable to the cash used for the acquisition of Medical Resources.

     The Company provided net cash from operating activities of $575,000 for the three months ended October 31, 2002 as compared to cash provided by operating activities of $2,481,000 for the three months ended October 31, 2001. The decrease in cash provided by operating activities of ($1,906,000), or (76.8%), is attributable to an increase in operating assets, primarily accounts receivable, of ($2,296,000), offset by an increase in operating cash flow of $234,000 and an increase in operating liabilities of $156,000 over the comparable period for the three months ended October 31, 2001. Net cash used in investing activities for the three months ended October 31, 2002, consisted of the purchase of assets of businesses and the purchase of equipment. The net cash used in investing activities for the three months ended October 31, 2001 consisted of the purchase of assets of businesses, equipment and other investing activities. Net cash used in financing activities for the three months ended October 31, 2002 consisted of the purchase of treasury shares. Net cash provided by financing activities for the three months ended October 31, 2001 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 68 days at October 31, 2002 as compared to 76 days at October 31, 2001.

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

     The Company intends to incur capital expenditures of approximately $1,000,000 during the current fiscal year in connection with the proposed implementation of new computer software systems and hardware. The new software would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software would provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures and otherwise meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its credit facility.

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

ITEM 4- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and its Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act reports.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     Certain of the Company's officers and directors (who previously were outside directors of SunStar) (the "director defendants"), along with thirteen others, are named as defendants in Department of Insurance of the State of Florida v. Warren D. Stowell et al. (Circuit Court, Seminole County, Florida) in which the plaintiff as the receiver of SunStar Health Plan, Inc. (a subsidiary of SunStar), an insolvent Florida HMO ("Plan"), brings claims which purport to seek alleged damages relating to the insolvency of Plan. The Company is not a party to this action. An amended complaint relating to the action captioned above was filed on November 17, 2000, and on February 12, 2001 the director defendants filed a motion to dismiss the action. On May 7, 2001, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001 the director defendants filed a motion to dismiss the amended complaint. This motion has not been decided. On October 30, 2002, the Florida court with jurisdiction over the receivership of Plan approved a settlement agreement (previously accounted for) between the plaintiff and the director defendants (and others) (the "Settlement"). In late November 2002, two entities which have also been sued by the plaintiff (and have not entered into any settlement with plaintiff) appealed the above decision approving the Settlement.

     The Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws and applicable law in connection with the action described above, subject to independent and disinterested Board members' review and action with respect to the facts, the final details of the proposed settlement and the eligibility and entitlement for such indemnification. At this juncture, it is premature to assess the likelihood of the Company incurring any material loss by virtue of the action.

Item 6. Exhibits and reports on Form 8-K

               (a)  Exhibits:

                    The following exhibits are filed herewith:

     Exhibit
     Number    Description
     99.1      Certificate of Chief Executive Officer
     99.2      Certificate of Chief Financial Officer


               (b)  Reports on Form 8-K:

                    None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL HOME HEALTH CARE CORP.


Date:  December 13, 2002          By: /s/ Robert P. Heller
                                      -------------------------------------
                                      Name:  Robert P. Heller
                                      Title: Vice President of Finance and Chief
                                             Financial Officer

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Steven Fialkow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Home Health Care Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

                                        /s/ Steven Fialkow
                                        ----------------------------------------
                                        Steven Fialkow
                                        Chief Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Robert P. Heller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Home Health Care Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

                                        /s/ Robert P. Heller
                                        ----------------------------------------
                                        Robert P. Heller
                                        Vice President of Finance and Chief
                                        Financial Officer