Form 10-Q
period 2003-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2003-03-14
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003
                                    ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to ______________


                         Commission file number 0-12927

                        NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as Specified in Its Charter)

               Delaware                                    22-2981141
----------------------------------         ---------------------------------
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

The number of shares of common stock outstanding as of March 14, 2003 was 5,549,488.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2003


PART I.   FINANCIAL INFORMATION                                          Page
                                                                         ----

Item 1.   Financial Statements

          Balance Sheets as of January 31, 2003 and July 31,
               2002 (unaudited)                                          3-4

          Statements of Operations for the three months
               ended January 31, 2003 and January 31, 2002
               and the six months ended January 31, 2003 and
               January 31, 2002 (unaudited)                               5

          Statements of Cash Flows for the six months ended
               January 31, 2003 and January 31, 2002
               (unaudited)                                                6

          Notes to Consolidated Financial Statements                     7-8

Item 2.   Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations                            8-13

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            13-14

Item 6.   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15

EXHIBIT INDEX                                                              18

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           January 31, 2003   July 31, 2002
                                                           ----------------   -------------
ASSETS

Current assets:
     Cash and cash equivalents                                 $12,568,000      $15,341,000
     Investments                                                    21,000           35,000
     Accounts receivable - less allowance for possible
         losses of $617,000 and $691,000                        17,397,000       16,382,000
     Prepaid expenses and other assets                           1,130,000          778,000
     Income taxes receivable                                       212,000          234,000
     Deferred income taxes                                         341,000          295,000
                                                               -----------      -----------

         Total current assets                                   31,669,000       33,065,000

Furniture, equipment and leasehold
     improvements, net                                             870,000          857,000
Goodwill                                                         9,468,000        7,366,000
Other intangible assets, net                                     2,400,000        1,406,000
Deferred income taxes                                              249,000          515,000
Deposits and other assets                                          347,000          303,000
                                                               -----------      -----------
                                                               $45,003,000      $43,512,000
                                                               ===========      ===========
                  TOTAL





(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           January 31, 2003     July 31, 2002
                                                           ----------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable and accrued expenses                     $2,330,000          $3,581,000
     Estimated third-party payor settlements                      754,000             912,000
     Deferred revenue                                             423,000             340,000
                                                              -----------         -----------

         Total current liabilities                              3,507,000           4,833,000
                                                              -----------         -----------

Stockholders' equity:
     Common stock, $.001 par value; authorized
         20,000,000 shares, issued 6,903,819 shares                 7,000               7,000
     Additional paid-in capital                                25,556,000          25,552,000
     Retained earnings                                         18,787,000          15,839,000
                                                              -----------         -----------

                                                               44,350,000          41,398,000

     Less: treasury stock (1,344,379 and 1,329,979
         shares) at cost                                       (2,854,000)         (2,719,000)
                                                              -----------         -----------

            Total stockholders' equity                         41,496,000          38,679,000
                                                              -----------         -----------

                    TOTAL                                     $45,003,000         $43,512,000
                                                              ===========         ===========





          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               For the three months ended             For the six months ended
                                                      January 31,                            January 31,
                                            ---------------------------------    ------------------------------------

                                                 2003              2002               2003                2002
                                                 ----              ----               ----                ----

Net patient revenue                             $24,643,000      $20,466,000        $47,582,000          $40,741,000
                                            ----------------  ---------------    ---------------    -----------------

Operating expenses:
    Cost of revenue                              15,956,000       12,972,000         30,696,000           25,898,000
    General and administrative                    5,982,000        5,012,000         11,585,000            9,836,000
    Amortization of intangibles                     151,000          136,000            291,000              273,000
    Provision for possible losses                    50,000           65,000            100,000              180,000
                                            ----------------  ---------------    ---------------    -----------------

       Total operating expenses                  22,139,000       18,185,000         42,672,000           36,187,000
                                            ----------------  ---------------    ---------------    -----------------

Income from operations                            2,504,000        2,281,000          4,910,000            4,554,000

Other income:
    Interest                                         35,000           44,000             90,000              122,000
                                            ----------------  ---------------    ---------------    -----------------

Income before taxes                               2,539,000        2,325,000          5,000,000            4,676,000

Provision for income taxes                        1,065,000          904,000          2,052,000            1,840,000
                                            ----------------  ---------------    ---------------    -----------------

Net income                                       $1,474,000       $1,421,000         $2,948,000           $2,836,000
                                            ================  ===============    ===============    =================

Net income per share:
    Basic                                             $0.26            $0.26              $0.53                $0.51
                                            ================  ===============    ===============    =================

    Diluted                                           $0.26            $0.24              $0.51                $0.49
                                            ================  ===============    ===============    =================

Weighted average shares outstanding:
    Basic                                         5,563,255        5,517,393          5,567,017            5,533,217
                                            ================  ===============    ===============    =================

    Diluted                                       5,767,091        5,814,296          5,772,217            5,839,609
                                            ================  ===============    ===============    =================




          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the six months ended January 31,
                                                                                  ------------------------------------
                                                                                      2003                      2002
                                                                                      ----                      ----
Cash flows from operating activities:
   Net income                                                                      $2,948,000                $2,836,000
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                430,000                   401,000
         Allowance for possible losses, net of writeoffs                               74,000                   (15,000)
         Unrealized loss on investments                                                14,000                    45,000
         Deferred income taxes                                                        220,000                     -----
         Tax benefit realized from the exercise of stock options
            by employees                                                                -----                   299,000
         Changes in assets and liabilities:
                Accounts receivable                                                (1,089,000)                  126,000
                Prepaid expenses and other                                           (396,000)                  154,000
                Income taxes receivable                                                22,000                  (282,000)
                Accounts payable, accrued expenses and
                  other liabilities                                                (1,251,000)                 (651,000)
                Estimated third-party payor settlements                              (158,000)                 (340,000)
                Deferred revenue                                                       83,000                   (22,000)
                                                                            ------------------          -----------------
                  Net cash provided by operating activities                           897,000                 2,551,000
                                                                            ------------------          -----------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                        (82,000)                  (80,000)
   Purchase of assets of business                                                  (3,457,000)                  (85,000)
   Purchase of investments                                                              -----                   (66,000)
                                                                            ------------------          -----------------
                  Net cash used in investing activities                            (3,539,000)                 (231,000)
                                                                            ------------------          -----------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                              4,000                   327,000
   Purchase of treasury shares                                                       (135,000)                  (90,000)
                                                                            ------------------          -----------------
                  Net cash provided by (used in) financing activities                (131,000)                  237,000
                                                                            ------------------          -----------------

Net increase (decrease) in cash and cash equivalents                               (2,773,000)                2,557,000

Cash and cash equivalents - beginning of period                                    15,341,000                 9,082,000
                                                                            ------------------          -----------------

Cash and cash equivalents - end of period                                         $12,568,000               $11,639,000
                                                                            ==================          =================
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Taxes                                                                      $1,811,000                $1,822,000
        Interest                                                                       10,000                     4,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2002.


NOTE 2 - ACQUISITIONS

     On September 3, 2002, the Company, through a newly-formed subsidiary in Massachusetts, acquired certain assets of Medical Resources, Inc. and related entities ("Medical Resources"). Medical Resources provides home health care services throughout Massachusetts. The purchase price of $2,623,000 in cash, including acquisition costs of $73,000, was financed using internal funds. The acquisition was accounted for as a purchase.

     On December 14, 2002, the Company, through a wholly-owned subsidiary in New Jersey, acquired certain assets of Mary Baker's Health Care Services, Inc. ("Mary Baker"). Mary Baker provides home health care services in Bergen and Passaic Counties, New Jersey. The purchase price of $434,000 in cash, including acquisition costs of $14,000, was financed using internal funds. The acquisition was accounted for as a purchase.


NOTE 3 - RECLASSIFICATIONS

     Certain   reclassifications  have  been  made  in  prior  years'  financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

     A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                                                    For the three months ended
                                                                            January 31,
                                                ----------------------------------------------------------------------
                                                            2003                                  2002
                                                            ----                                  ----

                                                    Income             Shares          Income                Shares
                                                    ------             ------          ------                ------

Basic EPS:
       Net income                                  $1,474,000         5,563,255        $1,421,000           5,517,393

Effect of dilutive securities                         -----             203,836             -----             296,903
                                                ---------------   ---------------   --------------     ---------------

Diluted EPS:                                       $1,474,000         5,767,091        $1,421,000           5,814,296
                                                ===============   ===============   ==============     ===============


                                                                     For the six months ended
                                                                            January 31,
                                                ----------------------------------------------------------------------
                                                            2003                                  2002
                                                            ----                                  ----

                                                  Income             Shares            Income                Shares
                                                  ------             ------            ------                ------

Basic EPS:
       Net income                                 $2,948,000         5,567,017         $2,836,000            5,533,217

Effect of dilutive securities                          -----           205,200              -----              306,392
                                                ---------------   ---------------   --------------     ---------------

Diluted EPS:                                      $2,948,000         5,772,217         $2,836,000            5,839,609
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

     The latest aspect of the Act called for a 15% reduction in Medicare reimbursement, effective October 1, 2002. Although the change to the prospective payment system has not, to date, had a net material adverse impact on the Company, there can be no assurance that the Medicare prospective payment or Medicaid reimbursement systems will not adversely impact the Company's reimbursement rates or otherwise have a material adverse effect on the Company.

     The implementation of IPS resulted in a decrease in Medicare revenue from the Company's Medicare certified agency in Connecticut. In addition, the Company's operations in New York and New Jersey are dependent upon referral sources, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected by the foregoing regulatory changes, among other things. Under the prospective payment system, there can be no assurance that future referrals to the Company will not be at reduced reimbursement rates or at a reduced volume of business.

Results of Operations and Effects of Inflation
----------------------------------------------

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

     For the three months ended January 31, 2003, net patient revenue increased $4,177,000, or 20.4%, to $24,643,000 from $20,466,000 for the three months ended
January 31, 2002. This increase is primarily attributable to the acquisition of certain assets comprising Medical Resources, the Company's new operations in Massachusetts, which generated net patient revenue of $2,043,000 for the recent period. The net patient revenue increase also included $1,484,000 of growth in existing markets. Lastly, the net patient revenue increase also included $650,000 from the expansion of the Company's operations to include staffing and related personnel to hospitals, nursing homes and facilities in New York and New Jersey in the current period. Medicaid reimbursement (which accounted for 47% of net patient revenue in fiscal 2002), like other third-party reimbursement, is subject to rate changes from time to time that may affect the Company. For example, although as of the date hereof no particular rate change materially affecting the Company has been implemented or quantified, the Company believes that certain Medicaid rates in Connecticut will be reduced some time in 2003. In addition, net patient revenue in New York will be reduced by the re-imposition of the 0.6% tax assessment on all home care providers, as well as by a reduction in the 2003 trend factor from its prior level, which will result in reduced Medicaid reimbursement rates.

     Gross profit margin decreased to 35.3% for the three months ended January 31, 2003 from 36.6% for the three months ended January 31, 2002. This decrease is primarily attributable to lower gross profit margins on the new staffing operations and, in addition, the Company did not experience any increase in its Medicaid reimbursement rates in Connecticut, New York and New Jersey during the recent three-month period. The Company's future gross profit margin would be subject to further decrease as a result of the adverse rate and/or trend factor changes referenced above.

     General and administrative expenses increased $970,000, or 19.4%, to $5,982,000 for the three months ended January 31, 2003 from $5,012,000 for the three months ended January 31, 2002. This increase is primarily attributable to additional administrative personnel and occupancy costs incurred, during the recent period, in connection with the acquisition of certain assets comprising Medical Resources in the amount of $548,000 and the expansion of the Company's services to include staffing and related operations in New York and New Jersey in the amount of $109,000. The balance of the increase of $313,000 is attributable to the opening, during the recent period, of an additional full-service administrative office in West Hartford, Connecticut, as well as increases in all of the Company's insurance costs over the previous three-month period. As a percentage of net patient revenue, general and administrative expenses decreased slightly to 24.3% for the three months ended January 31, 2003 from 24.5% for the three months ended January 31, 2002.

     Amortization of intangibles increased $15,000, or 11%, to $151,000 for the three months ended January 31, 2003 from $136,000 for the three months ended January 31, 2002. This increase results from additional such amortization attributable to the acquisitions of certain assets comprising Medical Resources and Mary Baker, offset by reduced amortization of intangibles from previous acquisitions that have now been fully amortized.

     The Company recorded an allowance for possible losses of $50,000 for the three months ended January 31, 2003, as compared to $65,000 for the three months ended January 31, 2002.

     As a result of the foregoing, income from operations increased $223,000, or 9.8%, to $2,504,000 for the three months ended January 31, 2003 from $2,281,000 for the three months ended January 31, 2002.

     Interest income decreased ($9,000), or (20.5%), to $35,000 for the three months ended January 31, 2003 from $44,000 for the three months ended January 31, 2002. This decrease is attributable to the lower cash balances of the Company, as a result of the acquisitions of Medical Resources and Mary Baker and the continued decline in interest rates.

     The Company's effective tax rate increased to 41.9% for the three months ended January 31, 2003 from 38.9% for the three months ended January 31, 2002. This increase is attributable to higher state income tax rates and a decrease in work opportunity tax credits in the current three month period.

     Net income increased $53,000, or 3.7%, to $1,474,000, or $.26 per diluted share, in the three months ended January 31, 2003 from $1,421,000, or $.24 per diluted share, in the three months ended January 31, 2002. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years. Such increases would not be expected to continue at the same rate, if it all, in the absence of future such acquisitions or market penetrations, particularly in light of potential Medicaid reimbursement rate and/or trend factor reduction referenced above or otherwise, as to which there can be no assurance.

Six Months Ended January 31, 2003 Compared to Six Months Ended January 31, 2002

     For the six months ended January 31, 2003, net patient revenue increased $6,841,000, or 16.8%, to $47,582,000 from $40,741,000 for the six months ended
January 31, 2002. This increase is primarily attributable to the acquisition of Medical Resources, which generated net patient revenue of $3,413,000 for the recent period in Massachusetts. The net patient revenue increase also included $2,215,000 of continued successful penetration of existing markets. Lastly, the net patient revenue increase also included $1,213,000 from the expansion of the Company's operations to include staffing and related personnel to hospitals, nursing homes and facilities in New York and New Jersey in the current period.

     Gross profit margin decreased to 35.5% for the six months ended January 31, 2003 from 36.4% for the six months ended January 31, 2002. This decrease is primarily attributable to lower gross profit margins on the new staffing operations and, in addition, the Company did not experience any increase in its Medicaid reimbursement rates in Connecticut, New York and New Jersey in the recent six-month period.

     General and administrative expenses increased $1,749,000, or 17.8%, to $11,585,000 for the six months ended January 31, 2003 from $9,836,000 for the six months ended January 31, 2002. This increase is attributable to additional administrative personnel and occupancy costs incurred, during the recent period, in connection with the acquisition of certain assets comprising Medical Resources in the amount of $923,000 and the expansion of the Company's services to include staffing and related operations in New York and New Jersey in the amount of $220,000. The balance of the increase of $606,000 is attributable to the opening, during the recent period, of an additional full-service administrative office in West Hartford, Connecticut, as well as increases in all of the Company's insurance costs over the previous six-month period. As a percentage of net patient revenue, general and administrative expenses increased slightly to 24.3% for the six months ended January 31, 2003 from 24.1% for the six months ended January 31, 2002.

     Amortization of intangibles increased $18,000, or 6.6%, to $291,000 for the six months ended January 31, 2003 from $273,000 for the six months ended January 31, 2002. This increase is explained in the above three-month discussion.

     The Company recorded an allowance for possible losses of $100,000 for the six months ended January 31, 2003, as compared to $180,000 for the six months ended January 31, 2002. This decrease is attributable to the Company reserving against its accounts receivable in the previous period as a result of the Company entering into contracts with many new payor sources over the past two years.

     As a result of the foregoing, income from operations increased $356,000, or 7.8%, to $4,910,000 for the six months ended January 31, 2003 from $4,554,000 for the six months ended January 31, 2002.

     Interest income decreased ($32,000), or (26.2%), to $90,000 for the six months ended January 31, 2003 from $122,000 for the six months ended January 31, 2002. This decrease is explained in the above three-month discussion.

     The Company's effective tax rate increased to 41.0% for the six months ended January 31, 2003 from 39.3% for the six months ended January 31, 2002. This increase is explained in the above three-month discussion.

     Net income increased $112,000, or 3.9%, to $2,948,000, or $.51 per diluted share, in the six months ended January 31, 2003 from $2,836,000, or $.49 per diluted share, in the six months ended January 31, 2002. This increase and the increase in net patient revenue over the periods, as well as over other recent periods, is attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past two years.

     The rate of inflation had no material effect on operations for the six months ended January 31, 2003.

Financial Condition and Capital Resources
-----------------------------------------

     Current assets decreased to $31,669,000 and current liabilities decreased to $3,507,000, respectively, at January 31, 2003. This resulted in a decrease in working capital of ($70,000) from $28,232,000 at July 31, 2002 to $28,162,000 at
January 31, 2003. Cash and cash equivalents decreased ($2,773,000) to $12,568,000 at January 31, 2003 from $15,341,000 at

July 31, 2002. This decrease in cash and working capital is attributable to the cash used for the acquisitions of certain assets comprising Medical Resources and Mary Baker.

     The Company provided net cash from operating activities of $897,000 for the six months ended January 31, 2003 as compared to cash provided by operating activities of $2,551,000 for the six months ended January 31, 2002. The decrease in cash provided by operating activities of ($1,654,000), or (64.8%), is attributable to an increase in operating assets, primarily accounts receivable, of ($1,463,000), a decrease in operating liabilities of ($313,000), offset by an increase in operating cash flow of $120,000 over the comparable period for the six months ended January 31, 2002. Net cash used in investing activities for the six months ended January 31, 2003, consisted of the purchase of assets of businesses and the purchase of equipment. The net cash used in investing activities for the six months ended January 31, 2002 consisted of the purchase of assets of businesses, equipment and investments. Net cash used in financing activities for the six months ended January 31, 2003 consisted of the purchase of treasury shares, offset by the proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended January 31, 2002 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 67 days at January 31, 2003 as compared to 77 days at January 31, 2002.

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

     The Company intends to incur capital expenditures of approximately $1,000,000 during the current fiscal year in connection with the proposed implementation of new computer software systems and hardware. The new hardware would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software would provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures and otherwise meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its credit facility.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company (the "Meeting") was held on December 6, 2002. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D. and Robert C. Pordy, M.D. were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:


                                                   For                Withheld
                                                   ---                --------
Frederick H. Filakow                            5,205,488             102,235
Steven Fialkow                                  5,205,488             102,235
Bernard Levine, M.D.                            5,295,198              12,525
Ira Greifer, M.D.                               5,295,198              12,525
Robert C. Pordy, M.D.                           5,295,198              12,525

     In addition, the Company's shareholders ratified at the Meeting the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent certified accountants for the year ending July 31, 2003. The votes for such ratification were as follows:

             For                     Against                   Abstain
             ---                     -------                   -------
          5,303,599                    472                      3,652

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   The following exhibits are filed herewith:

     Exhibit
     Number       Description
     ------       -----------

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


                                     National Home Health Care Corp.



Date:   March 14, 2003               /s/ Robert P. Heller
                                     ---------------------------------------
                                     Robert P. Heller
                                     Vice President of Finance (chief financial
                                     and accounting officer)

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

Date:  March 14, 2003

                                         /s/ Steven Fialkow
                                         --------------------------------------
                                         Steven Fialkow
                                         Chief Executive Officer

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

Date:  March 14, 2003

                                        /s/ Robert P. Heller
                                        ----------------------------------------
                                        Robert P. Heller
                                        Vice President of Finance and Chief
                                        Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                              DOCUMENT
NUMBER                               --------
------

99.1*     Certification  of Principal  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*     Certification  of Principal  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ----------
*        Filed herewith