Form 10-Q
period 2003-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2003-06-13
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   FORM 10-Q FOR QUARTER ENDED APRIL 30, 2003

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2003
                                    --------------

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

The number of shares of common stock outstanding as of June 12, 2003 was 5,498,188.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2003

PART I.         FINANCIAL INFORMATION                                       Page
                                                                            ----

Item 1.         Financial Statements

                Balance Sheets as of April 30, 2003 and July 31,
                  2002 (unaudited) 3-4

                Statements of Operations for the three months
                  ended April 30, 2003 and April 30, 2002 and the
                  nine months ended April 30, 2003 and April 30,
                  2002 (unaudited)                                             5

                Statements of Cash Flows for the nine months ended
                  April 30, 2003 and April 30, 2002 (unaudited)                6

                Notes to Consolidated Financial Statements                   7-8

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

Item 4.         Controls and Procedures                                       14


PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 18

         NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                      April 30, 2003      July 31, 2002
                                                      --------------      -------------
ASSETS

Current:
    Cash and cash equivalents                          $13,260,000        $15,341,000
    Investments                                             25,000             35,000
    Accounts receivable-less allowance for
       possible losses of $620,000 and $691,000         18,789,000         16,382,000
    Prepaid expenses and other assets                      843,000            778,000
    Income taxes receivable                                 15,000            234,000
    Deferred income taxes                                  375,000            295,000
                                                       -----------        -----------
           Total current assets                         33,307,000         33,065,000

Furniture, equipment and leasehold
    improvements, net                                      900,000            857,000
Goodwill                                                10,628,000          7,366,000
Other intangible assets, net                             2,250,000          1,406,000
Deferred income taxes                                      200,000            515,000
Deposits and other assets                                  391,000            303,000
                                                       -----------        -----------
                           TOTAL                       $47,676,000        $43,512,000
                                                       ===========        ===========

(continued)





         NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)



                                                          April 30, 2003       July 31, 2002
                                                          --------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                $  3,728,000         $  3,581,000
    Estimated third-party payor settlements                   745,000              912,000
    Deferred revenue                                          518,000              340,000
                                                         ------------         ------------
           Total current liabilities                        4,991,000            4,833,000
                                                         ------------         ------------

Stockholders' equity:

    Common stock, $.001 par value; authorized
       20,000,000 shares, issued 6,903,819 shares               7,000                7,000
    Additional paid-in capital                             25,556,000           25,552,000
    Retained earnings                                      20,281,000           15,839,000
                                                         ------------         ------------
                                                           45,844,000           41,398,000

    Less: treasury stock (1,384,671 and 1,329,979
       shares) at cost                                     (3,159,000)          (2,719,000)
                                                         ------------         ------------
         Total stockholders' equity                        42,685,000           38,679,000
                                                         ------------         ------------
                           TOTAL                         $ 47,676,000         $ 43,512,000
                                                         ============         ============


   See accompanying notes to consolidated financial statements.

         NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                                For the three months ended            For the nine months ended
                                                       April 30,                             April 30,
                                                --------------------------            -------------------------
                                               2003                2002              2003               2002
                                               ----                ----              ----               ----
Net patient revenue                         $25,120,000        $20,620,000        $72,702,000        $61,361,000
                                            -----------        -----------        -----------        -----------

Operating expenses:

   Cost of revenue                           16,374,000         13,081,000         47,070,000         38,979,000
   General and administrative                 6,020,000          5,186,000         17,605,000         15,022,000
   Amortization of intangibles                  150,000            136,000            441,000            409,000
   Provision for possible losses                 75,000             65,000            175,000            245,000
                                            -----------        -----------        -----------        -----------
     Total operating expenses                22,619,000         18,468,000         65,291,000         54,655,000
                                            -----------        -----------        -----------        -----------

Income from operations                        2,501,000          2,152,000          7,411,000          6,706,000

Other income:

   Interest                                      31,000             48,000            121,000            170,000
                                            -----------        -----------        -----------        -----------
Income before taxes                           2,532,000          2,200,000          7,532,000          6,876,000

Provision for income taxes                    1,038,000            839,000          3,090,000          2,679,000
                                            -----------        -----------        -----------        -----------

Net income                                  $ 1,494,000        $ 1,361,000        $ 4,442,000        $ 4,197,000
                                            ===========        ===========        ===========        ===========
Net income per share:
   Basic                                    $      0.27        $      0.25        $      0.80        $      0.78
                                            ===========        ===========        ===========        ===========

   Diluted                                  $      0.26        $      0.24        $      0.77        $      0.72
                                            ===========        ===========        ===========        ===========

Weighted average shares outstanding:

   Basic                                      5,549,674          5,533,217          5,561,363          5,502,732
                                            ===========        ===========        ===========        ===========

   Diluted                                    5,758,346          5,791,315          5,767,720          5,791,315
                                            ===========        ===========        ===========        ===========


   See accompanying notes to consolidated financial statements.

         NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                                              For the nine months ended April 30,
                                                                                  2003                  2002
                                                                                  ----                  ----
Cash flows from operating activities:
   Net income                                                                $  4,442,000         $  4,197,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                               653,000              606,000
      Provision for doubtful accounts, net of writeoffs                            71,000              153,000
      Unrealized loss on investments                                               10,000               27,000
      Deferred income taxes                                                       235,000                   --
      Tax benefit realized from the exercise of stock options
         by employees                                                                  --              398,000
      Changes in assets and liabilities:
         Accounts receivable                                                   (2,478,000)            (638,000)
         Prepaid expenses and other                                              (153,000)             364,000
         Income taxes receivable                                                  219,000             (253,000)
         Accounts payable, accrued expenses and other liabilities                 147,000             (186,000)
         Estimated third-party payor settlements                                 (167,000)            (139,000)
         Deferred revenue                                                         178,000                2,000
                                                                             ------------         ------------
                  Net cash provided by operating activities                     3,157,000            4,531,000
                                                                             ------------         ------------

Cash flows from investing activities:

   Purchase of property, plant and equipment                                      (96,000)            (161,000)
   Purchase of assets of business                                              (4,706,000)             (85,000)
   Purchase of investments                                                             --              (66,000)
                                                                             ------------         ------------
                  Net cash used in investing activities                        (4,802,000)            (312,000)
                                                                             ------------         ------------

Cash flows from financing activities:

   Proceeds from exercise of stock options                                          4,000              456,000
   Purchase of treasury shares                                                   (440,000)            (156,000)
                                                                             ------------         ------------
                  Net cash provided by (used in) financing activities            (436,000)             300,000
                                                                             ------------         ------------

Net increase (decrease) in cash and cash equivalents                           (2,081,000)           4,519,000

Cash and cash equivalents-beginning of period                                  15,341,000            9,082,000
                                                                             ------------         ------------

Cash and cash equivalents-end of period                                      $ 13,260,000         $ 13,601,000
                                                                             ============         ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for
       Taxes                                                                 $  2,637,000         $  2,533,000
       Interest                                                                    15,000                8,000


   See accompanying notes to consolidated financial statements.

         NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2002.

NOTE 2 - ACQUISITIONS

         On September 3, 2002, the Company, through a newly-formed subsidiary in Massachusetts, acquired certain assets of Medical Resources, Inc. and related entities ("Medical Resources"). Medical Resources provided home health care services throughout Massachusetts. The purchase price of $2,623,000 in cash, including acquisition costs of $73,000, was financed using internal funds. The acquisition was accounted for as a purchase.

         On December 14, 2002, the Company, through a wholly-owned subsidiary in New Jersey, acquired certain assets of Mary Baker's Health Care Services, Inc. ("Mary Baker"). Mary Baker provided home health care services in Bergen and Passaic Counties, New Jersey. The purchase price of $434,000 in cash, including acquisition costs of $14,000, was financed using internal funds. The acquisition was accounted for as a purchase.

         On March 17, 2003, the Company, through a wholly-owned subsidiary in Connecticut, acquired certain assets from Professional Relief Nurses, Inc. ("PRN"). PRN provided home health care services in Hartford, Litchfield, New Haven and Middlesex Counties, Connecticut. The purchase price of $1,248,000, including acquisition costs of $98,000, was financed using internal funds. The acquisition was accounted for as a purchase.

NOTE 3 - RECLASSIFICATIONS

         Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current period.


NOTE 4 - NET INCOME PER SHARE DATA

         A  reconciliation  of shares used in calculating  basic and diluted net income per share is as follows:
================================================================================

                                                             For the three months ended
                                                                      April 30,
                                       ----------------------------------------------------------------------
                                                    2003                                    2002
                                                    ----                                    ----
                                         Income              Shares             Income                Shares
                                         ------              ------             ------                ------
Basic EPS:

         Net income                    $1,494,000           5,549,674          $1,361,000           5,533,217

Effect of dilutive securities             - - - -             208,672             - - - -             258,098
                                       ----------           ---------          ----------           ---------
Diluted EPS:                           $1,494,000           5,758,346          $1,361,000           5,791,315
                                       ==========           =========          ==========           =========


                                                              For the nine months ended
                                                                      April 30,
                                       ----------------------------------------------------------------------
                                                    2003                                    2002
                                                    ----                                    ----
                                         Income              Shares             Income                Shares
                                         ------              ------             ------                ------
Basic EPS:

         Net income                    $4,442,000           5,561,363          $4,197,000           5,502,732

Effect of dilutive securities             - - - -             206,357             - - - -             288,583
                                       ----------           ---------          ----------           ---------
Diluted EPS:                           $4,442,000           5,767,720          $4,197,000           5,791,315
                                       ==========           =========          ==========           =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2002 included with the Company's annual report on Form 10-K with respect to such fiscal year.

         Certain matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties, including but not limited to risks and uncertainties relating to whether the Company can identify, consummate and integrate on favorable terms acquisitions or market penetrations, market acceptance, pricing and demand for the Company's services, changing regulatory environment, changing economic conditions, whether the Company can attract and retain qualified personnel, ability to manage the Company's growth, and other risks detailed in the Company's other filings with the Securities and Exchange Commission.

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

         The Balanced Budget Act (the "Act") was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health care services. The primary change that affects the Company is a restructuring of the reimbursement system related to Medicare certified home health care agencies. Prior to the Act, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations.

         Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lower of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies or (iii) an agency-specific per patient cost limit, based on 98% of 1994 costs adjusted for inflation. Under IPS, most Medicare providers were reimbursed under an agency-specific per patient cost limit. Effective October 1, 2000, under the prospective payment system, the last remaining phase under the Act, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

         The latest aspect of the Act called for a 15% reduction in Medicare reimbursement, effective October 1, 2002. Although the change to the prospective payment system has not, to date, had a material adverse impact on the Company, there can be no assurance that the Medicare prospective payment system will not adversely impact the Company's reimbursement rates or otherwise have a material adverse effect on the Company.

         The implementation of IPS resulted in a decrease in Medicare revenue from the Company's Medicare certified agency. In addition, the Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement had been adversely affected. Under the prospective payment system, there can be no assurances that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

         The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 47%,48% and 30% of revenue for the fiscal years ended July 31, 2002, 2001 and 2000, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey and in Nassau, Suffolk and Westchester Counties, New York.

CERTAIN TRENDS EXPECTED TO IMPACT FUTURE RESULTS OF OPERATIONS

         Effective May 1, 2003, the Connecticut Department of Social Services significantly reduced the Medicaid reimbursement rate for certain nursing visits. The rate for a medication administration visit, defined as administration of oral, intramuscular and/or subcutaneous medication by health care agency/professional, was reduced from $85 to $52 per visit. The Company believes that the decrease is a function of the continuing efforts by all third-party payors to contain or reduce costs. The rate change has no impact on the Company's historical results of operations, including the results of operations for the three months ended April 30, 2003 covered by this quarterly report. However, the rate change will impact periods following the May 1, 2003 effective date, and at current levels of operations, the Company estimates that the rate change will result in a decline in net patient revenue of approximately $8,000,000 annually and a decrease in net income of approximately $2,700,000.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

         Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

         For the three months ended April 30, 2003, net patient revenue increased $4,500,000, or 21.8%, to $25,120,000 from $20,620,000 for the three months ended April 30, 2002. This increase is primarily attributable to the acquisition of Medical Resources during the current fiscal year, which generated net patient revenue of $2,083,000 for the recent period in Massachusetts. The net patient revenue increase also included $1,884,000 of continued successful market penetration of existing markets and the Company's other acquisitions in the current fiscal year. Lastly, the net patient revenue increase also included $533,000 from the expansion of the Company's operations to include staffing and related personnel to hospitals, nursing homes and facilities in New York and New Jersey in the current period.

         Gross profit margin decreased to 34.8% for the three months ended April 30, 2003 from 36.6% for the three months ended April 30, 2002. This decrease is primarily attributable to lower gross profit margins on the new staffing operations and, in addition, the Company did not experience any increase in its Medicaid reimbursement rates in Connecticut, New York and New Jersey during the recent three-month period. Effective May 1, 2003, the Company expects a substantial further decline in gross profit margin, as a result of the reduction in certain Medicaid nursing rates in Connecticut.

         General and administrative expenses increased $834,000, or 16.1%, to $6,020,000 for the three months ended April 30, 2003 from $5,186,000 for the three months ended April 30, 2002. This increase is primarily attributable to additional administrative personnel and occupancy costs incurred in connection with the acquisition of Medical Resources of $549,000, the balance of the increase of $285,000 is attributable to the opening of an additional full-service administrative office in West Hartford, Connecticut, as well as increases in all of the Company's insurance costs over the previous three-month period. As a percentage of net patient revenue, general and administrative expenses decreased to 24.0% for the three months ended April 30, 2003 from 25.2% for the three months ended April 30, 2002.

         Amortization of intangibles increased $14,000, or 10.3%, to $150,000 for the three months ended April 30, 2003 from $136,000 for the three months ended April 30, 2002. This increase results from additional such amortization attributable to the acquisition of Medical Resources, offset by reduced amortization of intangibles from previous acquisitions that have now been fully amortized.

         The Company recorded an allowance for possible losses of $75,000 for the three months ended April 30, 2003, as compared to $65,000 for the three months ended April 30, 2002.

         As a result of the foregoing, income from operations increased $349,000, or 16.2%, to $2,501,000 for the three months ended April 30, 2003 from $2,152,000 for the three months ended April 30, 2002.

         Interest income decreased $17,000, or 35.4%, to $31,000 for the three months ended April 30, 2003 from $48,000 for the three months ended April 30, 2002. This decrease is attributable to the lower cash balances of the Company, as a result of the acquisitions of Medical Resources, Mary Baker and PRN, as well as the continued decline in interest rates.

         The Company's effective tax rate increased to 41.0% for the three months ended April 30, 2003 from 38.1% for the three months ended April 30, 2002. This increase is attributable to higher state income tax rates and a decrease in work opportunity tax credits in the current three month period.

         Net income increased $133,000, or 9.8%, to $1,494,000, or $.26 per diluted share, in the three months ended April 30, 2003 from $1,361,000, or $.24 per diluted share, in the three months ended April 30, 2002.

         Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

         For the nine months ended April 30, 2003, net patient revenue increased $11,341,000, or 18.5%, to $72,702,000 from $61,361,000 for the nine months ended
April 30, 2002. This
increase is primarily attributable to the acquisition of Medical Resources, which generated net patient revenue of $5,496,000 for the recent period in Massachusetts. The net patient revenue increase also included $4,098,000 of continued successful penetration of existing markets and the Company's other acquisitions in the current fiscal year. Lastly, the net patient revenue increase also included $1,747,000 from the expansion of the Company's operations to include staffing and related personnel to hospitals, nursing homes and facilities in New York and New Jersey in the current period.

         Gross profit margin decreased to 35.3% for the nine months ended April 30, 2003 from 36.5% for the nine months ended April 30, 2002. This decrease is primarily attributable to lower gross profit margins on the new staffing operations and, in addition, the Company did not experience any increase in its Medicaid reimbursement rates in Connecticut, New York and New Jersey in the recent nine-month period. Effective May 1, 2003, the Company expects a substantial further decline in gross profit margin, as a result of the reduction in certain Medicaid nursing rates in Connecticut.

         General and administrative expenses increased $2,583,000, or 17.2%, to $17,605,000 for the nine months ended April 30, 2003 from $15,022,000 for the nine months ended April 30, 2002. This increase is attributable to additional administrative personnel and occupancy costs incurred in connection with the acquisition of Medical Resources of $1,472,000 and the expansion of the Company's services to include staffing and related operations in New York and New Jersey of $218,000. The balance of the increase of $893,000 is attributable to the opening of an additional full-service administrative office in West Hartford, Connecticut, as well as increases in all of the Company's insurance costs over the previous nine-month period. As a percentage of net patient revenue, general and administrative expenses decreased slightly to 24.2% for the nine months ended April 30, 2003 from 24.5% for the nine months ended April 30, 2002.

         Amortization of intangibles increased $32,000, or 7.8%, to $441,000 for the nine months ended April 30, 2003 from $409,000 for the nine months ended April 30, 2002. This increase is explained in the above three-month discussion.

         The Company recorded a provision for possible losses of $175,000 for the nine months ended April 30, 2003, as compared to $245,000 for the nine months ended April 30, 2002. This decrease is attributable to the Company reserving against its accounts receivable in the previous period as a result of the Company entering into contracts with many new payor sources over the past two years.

         As a result of the foregoing, income from operations increased $705,000, or 10.5%, to $7,411,000 for the nine months ended April 30, 2003 from $6,706,000 for the nine months ended April 30, 2002.

         Interest income decreased $49,000, or 28.8%, to $121,000 for the nine months ended April 30, 2003 from $170,000 for the nine months ended April 30, 2002. This decrease is explained in the above three-month discussion.

         The Company's effective tax rate increased to 41.0% for the nine months ended April 30, 2003 from 39.0% for the nine months ended April 30, 2002. This increase is explained in the above three-month discussion.

         Net income increased $245,000, or 5.8%, to $4,442,000, or $.77 per diluted share, in the nine months ended April 30, 2003 from $4,197,000, or $.72 per diluted share, in the nine months ended April 30, 2002.

         The rate of inflation had no material effect on operations for the nine months ended April 30, 2003.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         Current assets increased to $33,307,000 and current liabilities increased to $4,991,000 at April 30, 2003. This resulted in an increase in working capital of $84,000 from $28,232,000 at July 31, 2002 to $28,316,000 at
April 30, 2003. Cash and cash equivalents decreased $2,081,000 to $13,260,000 at April 30, 2003 from $15,341,000 at July 31, 2002. This decrease in cash is attributable to the cash used for the acquisitions of Medical Resources, Mary Baker and PRN, which totaled $4,706,000.

         The Company provided net cash from operating activities of $3,157,000 for the nine months ended April 30, 2003 as compared to net cash provided by operating activities of $4,531,000 for the nine months ended April 30, 2002. The decrease in net cash provided by operating activities of $1,374,000, or 30.3%, is attributable to an increase in operating assets, primarily accounts receivable, of $1,885,000, offset by an increase in operating liabilities of $481,000 and an increase in operating cash flow of $30,000 over the comparable period for the nine months ended April 30, 2002. Net cash used in investing activities for the nine months ended April 30, 2003, consisted of the purchase of assets of businesses and the purchase of equipment. The net cash used in investing activities for the nine months ended April 30, 2002 consisted of the purchase of assets of businesses, equipment and investments. Net cash used in financing activities for the nine months ended April 30, 2003 consisted of the purchase of treasury shares, offset by the proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended April 30, 2002 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares.

         Effective May 1, 2003, the Company expects an annual decline in operating cash flow of approximately $2,700,000, as a result of the reduction of certain Medicaid nursing rates in Connecticut.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 69 days at April 30, 2003 as compared to 76 days at April 30, 2002.

         The Company has a $7,500,000 committed revolving line of credit facility ( the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears.

         In April 2003, the Company's Board of Directors increased its program to repurchase its Common Stock from $1,000,000 to $3,000,000. Purchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The Company intends to incur capital expenditures of approximately $500,000 during the current fiscal year in connection with the proposed implementation of new computer software systems and hardware. The new hardware would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures and otherwise meet its short term and long term liquidity need with its current cash balances, cash flow from operations and its credit facility.

ITEM 4.  CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of management of the Company, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         (b) Changes in Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

     Exhibit
     Number       Description
     -------      -----------

     99.1         Certificate of Chief Executive Officer
     99.2         Certificate of Chief Financial Officer

     (b) Reports on Form 8-K:

         During the quarterly period for which this report is filed, the Company filed a report on Form 8-K dated April 24, 2003 reporting under Item 5 and
Item 7.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            National Home Health Care Corp.

Date:   June 12, 2003.                      /s/ Robert P. Heller
                                            -----------------------------------
                                            Robert P. Heller

                                            Vice President of Finance (principal
                                            financial officer and principal
                                            accounting officer)

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

Date: June 12, 2003.

                                                    /s/ Steven Fialkow
                                                    ----------------------
                                                    Steven Fialkow
                                                    Chief Executive Officer

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

Date: June 12, 2003.

                                                     /s/ Robert P. Heller
                                                    ---------------------------
                                                    Robert P. Heller
                                                    Vice President of Finance
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                         DOCUMENT
-------                        --------

99.1*    Certification  of  Principal  Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*    Certification  of  Principal  Financial  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         ----------
*        Filed herewith