Form 10-K
period 2003-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2003-10-29
CIK 728389

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended July 31, 2003           Commission File Number 0-12927

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                                ---

As of January 31, 2003, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $28,700,830, calculated on the basis of the average of the closing bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the Registrant's Common Stock on October 28, 2003 was 5,496,188.

Certain information to be included in the Registrant's definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, for the Registrant's 2003 Annual Meeting of Stockholders is incorporated by reference into Part III of this annual report on Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page

Cautionary Statement.........................................................iii

                                     PART I

Item 1.  Business..............................................................1
Item 2.  Properties...........................................................15
Item 3.  Legal Proceedings....................................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................19

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters.......................................................20
Item 6.  Selected Financial Data..............................................21
Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........30

Item 8.  Financial Statements and Supplementary Data..........................30
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................30
Item 9A. Controls and Procedures..............................................30

                                    PART III

Item 10. Directors and Executive Officers Of the Registrant...................31
Item 11. Executive Compensation...............................................31
Item 12. Security Ownership of Certain Beneficial Owners and Management.......31
Item 13. Certain Relationships and Related Transactions.......................31
Item 14. Principal Accountant Fees and Services...............................31


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....31

Signatures....................................................................33
Exhibit Index.................................................................34
Exhibit 3.4 - Amendment to Article III, Section 3 of By-Laws.
Exhibit 10.14 - Audit  Committee  Charter  adopted July 17, 2003
Exhibit 10.15 - Code of Ethics  as of  October  23,  2003
Exhibit  21.1 - Subsidiaries  of the Registrant
Exhibit 23.1 - Consent of Independent Auditors
Exhibit 31.1 - CEO Section 302 Certification
Exhibit 31.2 - CFO Section 302 Certification

Exhibit 32.1 - CEO Section 906 Certification
Exhibit 32.2 - CFO Section 906 Certification

CAUTIONARY STATEMENT

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

         In January 1996, the outpatient medical service business of the Company, formerly known as Brevard Medical Center, Inc. and First Health, Inc., was reorganized as SunStar Healthcare, Inc. ("SunStar"), a newly-formed, wholly-owned subsidiary of the Company. In May 1996, SunStar completed its initial public offering (thus reducing the Company's ownership percentage in SunStar to approximately 37.6%) following a complete change in management and the adoption of a business plan by new management for the establishment of a health maintenance organization. As a result, SunStar was no longer consolidated with the Company for accounting purposes and the Company accounted for its investment in SunStar using the equity method of accounting. During the fiscal year ended July 31, 1998, the Company's ownership percentage in SunStar was reduced to 30.5% as a result of the issuance by SunStar of additional shares of its common stock pursuant to a private placement. In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. As of July 31, 2003, the Company's ownership percentage in SunStar was 21.6% and the Company's value of its investment in SunStar was $0.

         Health Acquisition Corp. d/b/a Allen Health Care Services. Allen Health Care is a provider of personal home health aide services in New York State. Services are provided by personal care aides, home health aides and homemakers (collectively, "caregivers"). Allen Health Care is licensed by the Public Health Council of the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has branch offices in Lindenhurst and Mount Vernon, New York. Case coordinating of patients is performed at these three offices. In addition, the company has satellite offices in Brooklyn, Hempstead and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York:
Nassau, Suffolk, Westchester, Queens, Kings, New York and the Bronx.

         Home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and thereafter is performed both annually and randomly. In March 2002, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through the year 2005.

         Allen Health Care is reimbursed primarily by certified home health care agencies ("CHHAs") and long-term health care provider programs that subcontract their patients to Allen Health Care, as well as by private payors and the Nassau, Suffolk and Westchester Counties Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

         Allen Health Care provides home health aide services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with New York State Department of Health regulations and contract requirements, visit patients regularly and review records of service completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, a home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

         Allen Health Care has expanded in recent years through selected acquisitions of complementary businesses or assets in its geographic region. These acquisitions included the August 1998 acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services ("Bryan HomeCare"), a New York licensed home health care agency that provided home health aide services in Westchester County, New York. This acquisition expanded the geographic presence of Allen Health Care and enabled it to become a participating provider in the Westchester County Department of Social Services Medicaid Program.

         To a large extent, Allen Health Care's continued growth depends on, among other things, its ability to recruit and maintain qualified personnel. Allen Health Care's training programs for home health aides and personal care aides have been approved by the New York State Department of Health. Allen Health Care believes that it offers competitive salaries and fringe benefits and has been able to keep its caregivers working on a steady basis.

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

         New England maintains its principal administrative office in Milford, Connecticut. In addition, New England has administrative offices in Cromwell, West Hartford and Waterbury and satellite offices in Norwalk, Hamden, Danbury, Hartford, Norwich and Guilford, Connecticut. Case coordinating of patients is performed at the Milford, Cromwell, West Hartford and Waterbury administrative offices. The satellite offices are used as drop-off offices for paperwork, recruitment, in services and orientation of personnel. Reimbursement for New England's services is primarily provided by the State of Connecticut Department of Social Services Medical Care Administration, the Federal Medicare Program, managed care companies, private payors, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their patients to New England.

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

         In April 2000, New England acquired certain assets of the Connecticut operations of U.S. HomeCare Corp. ("U.S. HomeCare-Connecticut"), a Medicare certified and licensed home health care company engaged in providing home health care services in Connecticut. The acquisition complemented the Company's existing operations in Connecticut.

         In March 2003, New England acquired certain assets from Professional Relief Nurses, Inc. ("PRN"), a Medicare certified and licensed home health care company engaged in providing home health care services. PRN provided home health care services in Hartford, Litchfield, New Haven and Middlesex Counties, Connecticut.

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

         New England, as a participant in the Medicare and Medicaid programs, is subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations and billing of claims. These audits can result in retroactive adjustments for payments received from these programs resulting in amounts due to governmental agencies.

         Connecticut Staffing Works Corp. Connecticut Staffing was organized in October 1999 to operate certain of the assets acquired from the Optimum Entities. Connecticut Staffing is a full-service health care staffing company. It provides temporary staffing to hospitals, skilled nursing facilities, home health organizations, schools and other institutions. Staffing personnel include registered nurses, licensed practical nurses, certified nursing assistants, home health aides, homemakers, opticians, medical secretaries and emergency medical technicians. The company maintains its administrative office in Cromwell, Connecticut. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are available in the office Monday to Friday 6:00 a.m. to 7:00 p.m. Weekends, holidays and after hours are supported by an on-call system which pages a staffing coordinator.

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

         Accredited provides home health care services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are licensed under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. In June 2003, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited's services is primarily by the state of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their patients to Accredited and private payors.

         In August 2000, Accredited completed the acquisition of certain assets of Health Force Owned, Ltd. and its affiliates. The acquisition complemented the Company's existing operations in New Jersey.

         In December 2002, Accredited completed the acquisition of certain assets of Mary Baker's Health Care Services, Inc. ("Mary Baker"). Mary Baker provided home health care services in Bergen and Passaic Counties, New Jersey.

         Accredited's growth depends on, among other things, its ability to recruit and retain qualified home health aides. The company believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

         Impressive Staffing Corp. Impressive Staffing is a full service health care and clerical staffing company which commenced operations in February 2002. It provides temporary staffing to hospitals, nursing facilities and radiological facilities. Staffing personnel include registered nurses, licensed practical nurses, x-ray technicians, MRI technicians, operating room technicians and clerical personnel. The company maintains its administrative office in Hempstead, New York. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are available in the office Monday to Friday 8:30 a.m. to 5:00 p.m. Weekends, holidays and after hours are supported by on-call coordinators.

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

         New Jersey Staffing Works Corp. New Jersey Staffing is licensed as a health care service firm by the Division of Consumer Affairs of the Department of Law and Public Safety of the State of New Jersey. New Jersey Staffing commenced operations in September 2002 and offers a full complement of temporary nursing and paraprofessional services to hospitals, nursing homes, clinics assisted living facilities, correctional facilities and other institutions in northern and central New Jersey. New Jersey Staffing personnel include registered nurses, licensed practical nurses and certified nursing assistants. The company maintains its administrative office in Hackensack, New Jersey. Staffing services are provided twenty-four hours per day, seven days per week. New Jersey Staffing coordinators are available in the office Monday to Friday from 7:00 a.m. to 5:30 p.m. Weekends, holidays and after hours are supported by an on-call system.

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

         Medical Resources Home Health Corp. In September 2002, the Company, through a wholly-owned subsidiary, acquired certain assets of Medical Resources, Inc. and related entities (collectively, the "Medical Resources Entities"). The Medical Resources Entities provided home health care services in Massachusetts.

         The  Massachusetts   State  Home  Care  Program  provides  services  to
approximately 33,000 frail, low income elders throughout the state. The funds and services are managed through twenty-seven Aging Service Access Points ("ASAPs") that are not-for-profit organizations geographically dispersed throughout the state. Services provided through this state program include homemaking, personal care, chore, companion and shopping. Medical Resources has contracts with certain of these ASAPs to provide homemaking and personal care services as well as grocery shopping and delivery services. Services are provided twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office.

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

         In April 2003, Medical Resources received its Medicare certification form the Department of Health and Human Services. In June 2003, Medical
Resources received its Medicaid provider number from the Commonwealth of Massachusetts. As a result of receiving these certifications, Medical Resources expanded its services to include nursing, physical therapy, occupational therapy, speech therapy, medical social services and home health aide services to Medicare and Medicaid recipients.

         The growth of Medical Resources depends on, among other things, its ability to recruit and retain staff as well as its ability to generate referrals of Medicare and Medicaid patients. The Company believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

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

EMPLOYEES AND LABOR RELATIONS

         As of October 29, 2003, the Company had approximately 3,350 full and part-time employees, of whom approximately 25 were employed in various management capacities and five (5) were employed in marketing capacities. Although the Company currently has no union contracts with any of its employees, a majority of the employees of Allen Health Care voted in favor of the American Federation State, County and Municipal Employees ("AFSCME") District Council 1707 as their collective bargaining representative. Negotiations with that union have been ongoing, although the terms of any collective bargaining agreement have not been determined. The Company believes its relationship with its employees is satisfactory. The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

RISK FACTORS

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

If the Company is unable to attract qualified caregivers for its home health care business at reasonable costs, it could increase the Company's operating costs and negatively impact its business

         The Company relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of the Company's customers. The Company competes for home health care services personnel with other providers of home health care services. The Company must continually evaluate and expand its network of caregivers to keep pace with its customers' needs. Currently, there is a shortage of qualified nurses and a diminishing pool of home health aides in the states in which the Company conducts its business, competition for nursing personnel is increasing and wages and benefit costs have risen. The Company may be unable to continue to increase the number of caregivers that it recruits, adversely affecting the potential for growth of the Company's business. The Company's ability to attract and retain caregivers depends on several factors, including the Company's ability to provide such caregivers with assignments that they view as attractive and with competitive wages and benefits. There can be no assurance that the Company will be successful in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than the Company anticipates and, as a result, if it is unable to obtain increased reimbursement rates, the Company's profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of its services to its customers may decline and, as a result, it could lose certain customers.

         In addition, a majority of the employees of Allen Health Care have voted in favor of AFSCME District Council 1707 as their collective bargaining representative. Negotiations with that union have been ongoing, although the terms of any collective bargaining agreement have not been determined. There can be no assurance that the terms of any collective bargaining agreement will not materially increase labor-related costs or otherwise have a material adverse affect on the Company, that further unionizing activity will not occur at other subsidiaries of the Company nor that any such activity will not have a material adverse effect on the Company.

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

         Furthermore, third parties, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by the Company's current customers to obtain full reimbursement from those third parties could reduce the demand or the price paid for the Company's services.

If  the  Company  is  found  to  be  in   violation  of  Medicare  and  Medicaid
reimbursement regulations, it could become subject to retroactive adjustments and recoupments

         The Company, as a Medicare and Medicaid provider, is subject to retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While the Company believes it is in material compliance with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that the Company, pursuant to such audits, reviews and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that the Company is in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on the Company. As a Medicaid provider, the Company also is subject to routine, unscheduled audits, which may have an adverse impact on the Company's results of operations.

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

The Company is dependent on reimbursement by third-party payors

         For the twelve months ended July 31, 2003, 2002 and 2001, the percentage of the Company's revenues derived from Medicare and Medicaid was 47%, 50% and 51%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payor sources and any changes in applicable government regulations could have a material adverse effect on the Company. See
Item 7 - "Certain Trends Expected to Impact Future Results of Operations". Changes in the mix of the Company's patients among Medicare, Medicaid and other payor sources may also affect the Company's revenues and profitability.

There is no assurance that the Company will be able to comply with new federal health care initiatives, particularly concerning Medicare and Medicaid

         The health care industry continues to undergo dramatic changes. New federal health care initiatives, particularly concerning Medicare and Medicaid, may be launched. There can be no assurance that sweeping federal health care legislation will not be adopted in the future. It is also possible that proposed federal legislation will include language that provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

There can be no assurance (i) that the Company will be able to successfully complete the integration of its recent acquisitions and market penetrations, or
(ii) that the Company would be successful in claims, if any, for indemnification from sellers in such transactions

         In recent years, the Company's strategic focus was on the acquisition of small to medium sized home health care agencies, or of certain of their assets, in targeted markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into the Company's business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. The Company may not be able to fully integrate the operations of the acquired businesses with its own in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on the Company. In addition, the Company's growth over the last several years principally has been the result of acquisitions and penetration of markets abandoned by competitors. There can be no assurance that the Company will be able to identify suitable acquisitions or available market share in the future nor that any such opportunities, if identified, will be consummated on terms favorable to the Company, if at all. In the absence of such successful transactions, there can be no assurance that the Company will experience further growth, nor that such transactions, if consummated, will result in further growth.

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

Difficulties and risks resulting from continuing growth

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

COMPETITION

         The home health care field is highly competitive in each state in which the Company operates. The Company is competing with numerous other licensed as well as certified home health care agencies in each of the markets it serves. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. The Company believes it is one of the largest competitors in the state of Connecticut. However, the Company believes that numerous competitors in the other principal markets served by the Company (i.e., the states of Massachusetts, New York and New Jersey) have substantially greater personnel, financial and other resources than the Company. Competition also involves the quality of services provided and the pricing for such services. As a result of changes in Medicare reimbursement and the competitive pressures of managed care, the home health care industry continues to experience consolidation. In addition, the Company believes that smaller, less financially secure home health agencies will continue to find it difficult to compete for market share and comply with regulatory compliance standards.

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

         For the fiscal years ended July 31, 2003, 2002 and 2001, the State of New York Department of Social Services personal care aide program for the counties of Nassau, Suffolk and Westchester accounted for 5%, 7% and 10%, respectively, of the Company's net patient revenue; and the State of Connecticut Department of Social Services Medical Care Administration program accounted for 29%, 32% and 32%, respectively, of the Company's net patient revenue. The loss of or a significant adverse change in the business terms with either of the foregoing customers would have a material adverse effect on the Company.

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

         The Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act ("HIPAA") was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA mandates, among other things, that the Department of Health and Human Services (the "DHHS") adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. The DHHS has also issued rules with respect to certain health care transactions and relating to the privacy of health information, and requiring the Company to impose those rules on any business associate to whom we disclose protected information.

         Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, the Company believes that the law has initially brought about significant and, in some cases, costly changes. Sanctions for failing to comply with the HIPAA provisions related to health information practices include criminal and civil penalties. At this time, management believes that the Company is compliant with the requirements established to date pursuant to HIPAA. However, management has not at this time fully estimated the cost of compliance, nor can it estimate the cost of compliance with future standards that may yet be by DHHS pursuant to HIPAA. Although the new and proposed health information standards are likely to have a significant effect on the manner in which the Company handles health data and communicates with payors, based on current knowledge, the Company believes that the cost of our compliance will not have a material adverse effect on its business, financial condition or results of operations.

         Medicare. Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut and Massachusetts. Approximately 5%, 3% and 2% of revenue for the fiscal years ended July 31, 2003, 2002 and 2001, respectively, were derived from the Medicare program.

         Medicare Fraud and Abuse. Provisions of the Social Security Act under Medicare and Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or state health care program. The federal government has published regulations that provide exceptions, or "safe harbors", for business transactions that will be deemed not to violate the anti-kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company believes that its current operations are not in violation of the anti-kickback statute.

         Medicaid. Approximately 42%, 47% and 48% of revenue for the fiscal years ended July 31, 2003, 2002 and 2001, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey, Massachusetts and in Nassau, Suffolk and Westchester Counties, New York. Future Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program.

         Proposed New Jersey Legislation. Legislation proposed in the state of New Jersey would establish four regional councils that would maintain registries of home health care workers and would regulate various aspects of the home health care industry. Among other provisions, the legislation would:

         o Require all home health care aides (such as the individuals employed by the Company in rendering home health care services) to register with the regional councils.

         o Require private employers such as the Company, to pay the initial enrollment fee for their home health care aides.

         o Require the regional councils to provide consumers with a referral service of home health care aides.

         o Permit the regional councils to employ health aides (including relatives of the consumers) to provide home health care services.

         o     Permit  the  regional   councils,   in  order  to  support  their
               operations, to assess and collect fees from private home health care agencies such as the Company.

         o Establish a minimum wage of $10.00 per hour for home health care aides, including home health care aides employed the Company. This wage level is higher than average wage paid by the Company in New Jersey.

         o Prohibit private employers such as the Company from incurring administrative costs higher than 25% of the annual Medicaid or state-funded revenue received for home health care aide services.

         The Company believes that this proposed legislation, if enacted in its present form, would result in the loss of 100% of the Company's Medicaid business in New Jersey, which represents approximately 77% of the total net patient revenue derived by the Company from its New Jersey operations, and may result in the Company terminating its operations in that state altogether. During fiscal 2003, the Company derived approximately 7% of its total net patient revenue from operations in New Jersey that would be subject to possible termination if this proposed legislation becomes law. As of this date the proposed legislation is being considered by the applicable committees of the New Jersey legislature.

ITEM 2.    PROPERTIES.

         The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through fiscal 2006. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:

                                    Approximate                                               Expiration Date
Location                            Square Feet                    Use                              of Lease
--------                            -----------                    ---                              --------

Scarsdale, NY                          2,679        Corporate headquarters               October 31, 2008
Queens, NY                            12,300        Administrative office                July  31, 2005
Lindenhurst, NY                        1,250        Branch office                        July 31, 2004
Mount Vernon, NY                       2,500        Branch office                        November 30, 2003
Hempstead, NY                          3,800        Satellite office                     September 30, 2004
Brooklyn, NY                             800        Satellite office                     October 31, 2003
Bronx, NY                                648        Satellite office                     August 31, 2004
Milford, CT                           15,036        Administrative office                March 31, 2006
Cromwell, CT                          14,419        Administrative office                September 30, 2005
Norwalk, CT                            1,400        Satellite office                     March  31, 2004
Hamden, CT                             1,875        Satellite office                     July 31, 2004
Waterbury, CT                          2,700        Administrative  office               Month to Month
Danbury, CT                              780        Satellite office                     Month to Month
Norwich,  CT                           1,200        Satellite office                     Month to Month
Hartford, CT                             989        Satellite office                     August 31, 2003
Waterbury,  CT                         1,200        Satellite office                     October 31, 2003
West Hartford, CT                      4,455        Administrative  office               October 31, 2005
Guilford, CT                             200        Satellite office                     December 31, 2003
Hackensack, NJ                         4,281        Administrative office                September 30, 2005
Hackensack, NJ                           852        Satellite office                     September 30, 2005
Verona, NJ                             1,765        Branch office                        December 14, 2005
Newton, MA                             2,496        Administrative office                April 30, 2005
Bellingham, MA                           260        Satellite office                     Month to Month
North Andover, MA                        220        Satellite office                     July 31, 2004
Framingham, MA                           525        Satellite office                     Month to Month
Boston, MA                               795        Satellite office                     January 31, 2004
Lynn, MA                                 412        Satellite office                     Month to Month
North Dartmouth, MA                      964        Satellite office                     Month to Month
Chicopee, MA                           1,340        Satellite office                     November 30, 2003
North Easton, MA                         550        Satellite office                     August 31, 2004
Leominster, MA                         1,000        Satellite office                     Month to Month
Worcester, MA                          1,365        Satellite office                     August 31, 2003


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

         In a related action, the director defendants, along with thirteen others, are named as defendants in Department of Insurance of the State of Florida v. Warren D. Stowell et al. (Circuit Court, Seminole County, Florida) (the "Seminole County Action") in which the plaintiff as the receiver of Plan brings claims purporting to arise out of some of the facts forming the basis of the class action described in the paragraph above and other alleged matters relating to the insolvency of Plan. An amended complaint relating to the Seminole County Action was filed on November 17, 2000, and on February 12, 2001 the director defendants filed motions to dismiss the Seminole County Action. On May 7, 2001, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001 the director defendants filed a motion to dismiss the amended complaint. In September 2002, the director defendants (and certain other defendants) entered into a settlement agreement with the plaintiff in the Seminole County Action to resolve that action. The settlement agreement, which is subject to court approval, was approved by the trial court in October 2002. A third party has appealed from the order of the trial court which approved the foregoing settlement agreement.

         The Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws and applicable law in connection with the actions described herein, subject to independent Board members' review and action with respect to the final details of the proposed settlement and final eligibility and entitlement for such indemnification.

         In October 2003, the Company's Connecticut Home Care subsidiary received a subpoena from the United States Attorney's Office in New Haven, Connecticut. The subpoena seeks production of documents in connection with an investigation into possible violations of certain federal health care laws. The records sought by the subpoena relate to the subsidiary's psychiatric nurses.

         The Company has not been advised been advised of the nature or scope of the investigation. However, the Company believes that the investigation seeks evidence of potentially fraudulent claims that may have been submitted by psychiatric nurses employed by the Connecticut Home Care subsidiary. The Company cannot now predict the course or outcome of the investigation or whether additional information will be sought. The Company believes that the investigation extends to certain other competitors in the Connecticut market for psychiatric nursing. The Connecticut Home Care subsidiary intends to cooperate with the investigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

         (a)      Market Information

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2002 and 2003. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                          Market Prices
                                                                              --------------------------------------
                                                                                    High                Low
                                                                                    ----                ---
Year ended July 31, 2002
------------------------

1st Quarter..............................................................          $19.85              $8.90
2nd Quarter..............................................................           17.72              10.74
3rd Quarter..............................................................           15.00              10.27
4th Quarter..............................................................           16.65               9.34



Year ended July 31, 2003
------------------------

1st Quarter..............................................................          $10.93              $8.25
2nd Quarter..............................................................           10.90               7.82
3rd Quarter..............................................................           10.34               6.35
4th Quarter..............................................................           7.83                6.50

         (b)      Holders

         There were approximately 101 holders of record of the Company's Common Stock as of October 29, 2003, excluding shares held by depository companies for certain beneficial owners.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  Fiscal Years Ended July 31,
                                      ------------------------------------------------------------------------------------
                                            2003              2002             2001           2000               1999
                                      ------------------------------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA:
   Revenue...........................     $97,235,000      $82,172,000       $74,492,000    $55,574,000     $38,518,000
   Operating expenses................      87,694,000       73,792,000        67,804,000     51,247,000      36,090,000
   Income from operations............       9,541,000        8,380,000         6,688,000      4,327,000       2,428,000
   Other income (loss):
    Interest income.............              143,000          227,000           216,000        220,000         385,000
     Gain from sale of
      stock of equity investee...                 ---              ---               ---      1,602,000             ---
    (Loss) from equity investee......             ---              ---               ---            ---         (674,000)
   Income before income taxes........       9,684,000        8,607,000         6,904,000      6,149,000       2,139,000
   Provision for income taxes........       3,901,000        3,336,000         2,704,000      2,058,000       1,001,000
   Net income........................       5,783,000        5,271,000         4,200,000      4,091,000       1,138,000
   Primary net income per share of
   common stock......................           $1.04            $0.96             $0.77          $0.74           $0.20
   Diluted net income per share of
   common stock......................           $1.01            $0.91             $0.75          $0.74           $0.20



                                                                       At July 31,
                                -------------------------------------------------------------------------------------------
                                       2003                2002              2001             2000               1999
                                -------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Total assets....................       $48,473,000        $43,512,000      $37,250,000       $30,856,000       $26,092,000
Working capital.................        29,551,000         28,232,000       22,138,000        19,312,000        17,708,000
Retained earnings...............        21,622,000         15,839,000       14,784,000        12,274,000         8,183,000
Stockholders' equity............        43,866,000         38,679,000       32,584,000        28,486,000        25,013,000


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

         The Company is subject to external factors that could significantly impact its business, including potential reductions in reimbursement rates by Medicare, Medicaid and other third party payors for the Company's services, retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

THE IMPACT OF THE BALANCED BUDGET ACT

         The Balanced Budget Act was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health care services. The primary change affecting the Company was a restructuring of the reimbursement system related to Medicare certified home health care agencies. Prior to the Act, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations.

         Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were reimbursed under an agency-specific per patient cost limit. Effective October 1, 2001, under the prospective payment system, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for the geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

         The final phase of the Act implemented a 15% cut in Medicare reimbursement rates effective October 1, 2002. In each of the last three fiscal years, less than five percent of the Company's net patient revenue was derived directly from Medicare, and accordingly the change to the prospective payment system has not, to date, had a material adverse impact on the Company. However, there can be no assurance that the Medicare prospective payment system will not adversely impact the Company's reimbursement rates in the future or otherwise have a material adverse effect on the Company. The Company's operations in New York and New

Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected by the prospective payment system. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

RECENT ACQUISITIONS

         The following acquisitions were made either directly by the Company or through one of the Company's wholly owned subsidiaries. With the exception of the Medical Resources and Accredited acquisitions described below, each of these acquisitions complemented an existing business of the Company in the respective geographical area. Each of the acquisitions described below was accounted for utilizing purchase accounting principles. At the time of each of the acquisitions described below, the revenues of each respective acquired business constituted less than ten percent of the consolidated revenues of the Company.

         On March 17, 2003, the Company acquired through New England certain assets from Professional Relief Nurses, Inc. ("PRN"), a licensed and Medicare certified home health care company in the state of Connecticut that provides nursing and home health aide services in Hartford, Litchfield, New Haven and Middlesex Counties, Connecticut.

         On December 14, 2002, the Company acquired through Accredited certain assets from Mary Baker's Health Care Services, Inc. ("Mary Baker"), a licensed home health care company in the state of New Jersey that provides home health aide services in Bergen and Passaic Counties, New Jersey.

         On September 3, 2002, the Company, through a newly-formed subsidiary Medical Resources acquired certain assets of Medical Resources Inc. and related entities ("Medical Resources"). Medical Resources provides home health aide services throughout Massachusetts.

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

CRITICAL ACCOUNTING POLICIES

         The Company believes that the most critical accounting policies used in the preparation of its consolidated financial statements are those policies relating to recognizing net patient revenue, determining the value of accounts receivable, and assessing the value of goodwill and other long-lived assets.

         Net Patient Revenue. The Company recognizes net patient revenue generally on the date services are provided to patients. Net patient revenue is recorded at amounts the Company expects to receive under reimbursement arrangements with third-party payors, including private insurers, private payors, subcontractors, Medicaid and Medicare. Because the Company's business depends upon third-party payors whose reimbursement rates and payment policies are complex and subject to possible change from time to time, the Company must make estimates with respect to certain amounts it records as the net realizable value of net patent revenue and accounts receivable. Because of the potential for changes in these third-party reimbursement rates and payment policies, and as a result of the complexity of certain of these policies, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

         Accounts Receivable. Accounts receivable are reduced by an allowance for possible losses that provides a reserve with respect to those accounts for which net patient revenue was recognized but with respect to which management subsequently determines that payment is not expected to be received. The Company analyzes the balances of accounts receivable to ensure that the recorded amounts properly reflect the amounts expected to be collected. This analysis involves the application of varying percentages to each accounts receivable category based on the age of the receivable. The result of this aging analysis provides the initial estimate of the amount of uncollectible accounts receivable. The amount ultimately recorded as the reserve is determined after management also analyzes the collectibility of specific large or problematic accounts on an individual basis, as well as the overall business climate and other factors. The Company's estimate of the percentage of uncollectible accounts may change from time to time and any such change could have a material impact on the Company's financial condition and results of operations.

         Goodwill and Other Long-Lived Assets. Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets") provides that goodwill is to be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Consistent with this standard, the Company reviews goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its proper value.

The Company currently does not believe any impairment of its goodwill or any such other asset existed at July 31, 2003. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

RESULTS OF OPERATIONS
---------------------


(% of net patient revenue)                                   FISCAL YEAR ENDED JULY 31,
                                                             --------------------------
                                                     2003             2002               2001
                                                     ----             ----               ----

Net patient revenue                                   100.0%           100.0%           100.0%
Cost of revenue                                        65.0             63.6             65.2
General and administrative                             24.2             25.1             23.7
Allowance for possible losses                         ---                 .1               .8
Amortization of intangibles                             1.0              1.0              1.3
                                                 ----------      -----------       ----------
Total operating expenses                               90.2             89.8             91.0
Income from operations                                  9.8             10.2              9.0
Interest income                                          .1               .3              .3
                                                ------------     ------------     -----------
Income before income taxes                              9.9             10.5              9.3
Provision for income taxes                              4.0              4.1              3.7
                                                -----------         --------        ---------
Net income                                              5.9%             6.4%             5.6%
                                                ===========         ========        =========

CERTAIN TRENDS EXPECTED TO IMPACT FUTURE RESULTS OF OPERATIONS

         Medicaid reimbursement, like other third-party reimbursement, is subject to rate changes from time to time that may affect the Company. Effective May 1, 2003, the Connecticut Department of Social Services significantly reduced the Medicaid reimbursement rate for certain nursing visits. The rate for a medication administration visit, defined as administration of oral, intramuscular and/or subcutaneous medication by health care agency/professional, was reduced from $85 to $52 per visit. The Company believes that the decrease is consistent with the continuing efforts by all third-party payors to contain or reduce costs. The rate change went into effect beginning with the start of the Company's fourth quarter of fiscal 2003. Without giving effect to any other changes in regulated reimbursement rates or changes in the volume or mix of services provided by the Company, management estimates that at the Company's level of operations on May 1, 2003, this Connecticut rate change will reduce the Company's future annual revenue and net income by approximately $6,000,000 and $1,560,000, respectively.

         As a Medicaid provider, the Company is subject to routine, unscheduled audits. These audits may result in the application of a statistically-derived adjustment factor to the Company's revenues, which may have an adverse impact on the Company's results of operations. Although the audits to date have not resulted in any material adjustments, such audits were conducted at a time when the Company had significantly lower Medicaid revenues. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

YEAR ENDED JULY 31, 2003 COMPARED TO YEAR ENDED JULY 31, 2002

         Net Patient Revenue. For the fiscal year ended July 31, 2003 ("fiscal 2003"), net patient revenue increased $15,063,000, or 18.3%, to $97,235,000 from
$82,172,000 for the fiscal year ended July 31, 2002 ("fiscal 2002"). Of this increase, $7,739,000 was attributable to additional revenue generated by the business acquired in September 2002 from Medical Resources; $5,323,000 was attributable to additional revenue resulting from continued successful market penetration of existing markets and the Company's other acquisitions; and $2,001,000 was attributable to the expansion of the Company's operations to include the staffing of nurses and other personnel to hospitals, nursing homes and other health care facilities in New York and New Jersey.

         Gross Profit. Gross profit margin decreased to 35% for fiscal 2003 from 36.4% for fiscal 2002. This decrease was primarily attributable to lower gross profit margins on the new staffing operations, the Connecticut reimbursement rate reduction effective May 1, 2003, and certain increases in direct payments to care givers. During fiscal 2003, the Company did not benefit by any increases in its Medicaid reimbursement rates until July 2003 (the last month of the fiscal year), when Medicaid reimbursement rates in Connecticut increased 3.3% for comprehensive skilled nursing visits and 7% for home health aide visits; these July 2003 rate increases were unrelated to the type of nursing visits for which significant rate reductions were implemented in May 2003, as described previously in this management's discussion and analysis under the caption "Certain Trends Expected to Impact Future Results of Operations."

         General and Administrative. General and administrative expenses increased $2,880,000, or 13.9%, to $23,547,000 in fiscal 2003 from $20,667,000 in fiscal 2002. Of this increase, $2,071,000 was attributable to additional administrative personnel and occupancy costs related to the business acquired from Medical Resources; and the balance of $809,000 was attributable to the opening of an additional full-service administrative office in West Hartford, Connecticut and increases in the Company's insurance costs over fiscal 2002. As a percentage of net patient revenue, general and administrative expenses decreased to 24.2% in fiscal 2003 from 25.1% in fiscal 2002. This decrease was primarily attributable to the fact that net patient revenue increased by a greater percentage than the increase in general administrative expenses.

         Amortization. Amortization of intangibles increased $45,000, or 8.2%, to $591,000 in fiscal 2003 from $546,000 in fiscal 2002. This increase resulted from additional amortization attributable to the business acquisition from Medical Resources, offset by reduced amortization of intangibles from previous acquisitions that have now been fully amortized.

         Allowance for Possible Losses. The Company recorded an allowance for possible losses of $300,000 in fiscal 2003 as compared to $295,000 in fiscal 2002.

         Income from Operations. As a result of the foregoing, income from operations increased $1,161,000, or 13.9%, to $9,541,000 in fiscal 2003 from $8,380,000 in fiscal 2002.

         Interest Income. Interest income decreased $84,000, or 37%, to $143,000 in fiscal 2003 from $227,000 in fiscal 2002. This decrease was attributable to the lower cash balances of the Company, as a result of the current year acquisitions, as well as the continued decline in interest rates.

         Income Taxes. The Company's effective tax rate increased to 40.3% in fiscal 2003 as compared to 38.8% in fiscal 2002. This increase was attributable to higher state income tax rates and a decrease in work opportunity tax credits in the current fiscal year.

         Net Income. Net income increased $512,000, or 9.7%, to $5,783,000, or $1.01 per diluted share, in fiscal 2003 from $5,271,000, or $.91 per diluted share, in fiscal 2002. This increase and the increase in net patient revenue over the fiscal year, as well as over recent fiscal years, was attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the recent fiscal years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions, as to which there can be no assurance. As discussed elsewhere in this management discussion and analysis, the Company will also be adversely affected by recent decreases in rates of reimbursement.

YEAR ENDED JULY 31, 2002 COMPARED TO YEAR ENDED JULY 31, 2001

         Net Patient Revenue. For fiscal 2002, net patient revenue increased $7,680,000, or 10.3%, to $82,172,000 from $74,492,000 for the fiscal year ended
July 31, 2001 ("fiscal 2001"). This increase was attributable to the expansion of operations in Connecticut, in which net patient revenue increased $5,235,000, and in New York, where net patient revenue increased $1,472,000, partially attributable to Impressive Staffing Corp. ("Impressive"), a newly formed subsidiary of Health Acquisition Corp. that is engaged in the staffing and related personnel to hospitals, nursing homes and facilities. Impressive commenced operations in February 2002 and had net patient revenue of $497,000 for fiscal 2002. In addition, net patient revenue increased $973,000 in New Jersey over fiscal 2001.

         Gross Profit. Gross profit margin increased to 36.4% for fiscal 2002 from 34.8% for fiscal 2001. This increase was primarily attributable to increases in Medicaid reimbursement rates in both Connecticut and New Jersey in the month of July 2001. The Company experienced no such increase in reimbursement rates in New York, New Jersey or Connecticut during fiscal 2002.

         General and Administrative. General and administrative expenses increased $3,039,000, or 17.2%, to $20,667,000 in fiscal 2002 from $17,628,000 in fiscal 2001. This increase was attributable to additional administrative personnel, an increase in all insurance costs, professional fees and occupancy related costs incurred in connection with the expansion of operations in all service areas. The Company also incurred additional general and administrative costs in connection with the startup during fiscal 2002 of Impressive and New Jersey Staffing Works

Corp. ("New Jersey Staffing"), a newly formed subsidiary of the Company in New Jersey that is engaged in the staffing and related personnel to hospitals, nursing homes and other health care facilities. New Jersey Staffing commenced operations in September 2002. As a percentage of net patient revenue, general and administrative expenses increased to 25.1% in fiscal 2002 from 23.7% in fiscal 2001. The increase in general and administrative expenses over the periods includes the increase of $992,000 of such expenses over the respective fourth quarters of such periods, which resulted from certain non-recurring expenses during the recent fourth quarter, including as discussed above.

         Amortization. Amortization of intangibles decreased $410,000, or 42.9%, to $546,000 in fiscal 2002 from $956,000 in fiscal 2001. This decrease is attributable to the Company adopting SFAS Nos. 141 and 142 in fiscal 2002, pursuant to which the Company no longer amortizes goodwill, but instead tests goodwill for impairment at least annually.

         Allowance for Possible Losses. The Company recorded an allowance for possible losses of $295,000 in fiscal 2002 as compared to $670,000 in fiscal 2001. The Company had reserved against its accounts receivable in the previous year as a result of the Company entering into contracts with many new payor sources over the two prior years.

         Income from Operations. As a result of the foregoing, income from operations increased $1,692,000, or 25.3%, to $8,380,000 in fiscal 2002 from $6,688,000 in fiscal 2001.

         Interest Income. Interest income increased slightly to $227,000 in fiscal 2002 from $216,000 in fiscal 2001. The increase was attributable to the higher cash balances in fiscal 2002, offset by the continued decline in interest rates.

         Income Taxes. The Company's effective tax rate decreased slightly to 38.8% in fiscal 2002 as compared to 39.2% in fiscal 2001. This decrease was attributable to a decline in state corporate income tax rates.

         Net Income. Net income increased $1,071,000, or 25.5%, to $5,271,000, or $.91 per diluted share, in fiscal 2002 from $4,200,000, or $.75 per diluted share, in fiscal 2001. This increase and the increase in net patient revenue over the fiscal year, as well as over other recent fiscal years, was attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the past three years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future such acquisitions or market penetrations, as to which there can be no assurance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Current assets increased $1,093,000 to $34,158,000 and current liabilities decreased $226,000 to $4,607,000 at July 31, 2003. These changes resulted in an increase in working capital of $1,319,000 to $29,551,000 at July 31, 2003 from $28,232,000 at July 31, 2002. Cash and cash equivalents decreased $1,089,000 to $14,252,000 at July 31, 2003 from $15,341,000 at

July 31, 2002. The decrease in cash was attributable to the use of approximately $4,706,000 of cash for the acquisitions of businesses from Medical Resources, Mary Baker and PRN.

         Net cash provided by operating activities was $4,519,000 in fiscal 2003 as compared with $6,498,000 in fiscal 2002. The decrease in cash provided by operating activities of $1,979,000, or 30.5%, is attributable to an increase in operating assets, primarily accounts receivable, of $1,664,000 and a decrease in operating liabilities of $553,000, offset by an increase in operating cash flow of $238,000 over fiscal 2002.

         Investing activities in fiscal 2003 used cash of $5,012,000 as compared to cash used of $586,000 in fiscal 2002. The cash used in investing activities in fiscal 2003 consisted of the purchase of businesses and equipment. The cash used in investing activities in fiscal 2002 consisted of the purchase of equipment, the purchase of businesses and other investing activities.

         Financing activities in fiscal 2003 used cash of $596,000 as compared to cash provided of $347,000 in fiscal 2002. The cash used in financing activities in fiscal 2003 consisted of the purchase of treasury stock, offset by the proceeds from the exercise of stock options. The cash provided by financing activities in fiscal 2002 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury stock.

         As a result of the May 1, 2003 reduction of certain Medicaid nursing rates in Connecticut, the Company expects an annual decline in operating cash flow of approximately $1,560,000, absent other changes in the Company's operations or other changes in reimbursement rates.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 120 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 68 days in fiscal 2003, down from 75 days in fiscal 2002.

         The Company has renewed its $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears. At July 31, 2003 there was no outstanding balance under the credit facility.

         In April 2003, the Board of Directors increased its program to repurchase its Common Stock from $1,000,000 to $3,000,00 for an additional year. Purchases would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The Company intends to incur capital expenditures of approximately $500,000 during the next fiscal year in connection with the proposed implementation of new computer software systems and hardware. The new hardware would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures and otherwise meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its credit facility.

         In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

INFLATION AND SEASONALITY

         The rate of inflation had no material effect on operations for fiscal 2003. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            None.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-32.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management's control objectives.

         The Company has carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of July 31, 2003. Based upon the foregoing, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act reports.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The information required by each of the items of Part III (Items 10, 11, 12, 13 and 14) is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders to be held on or about December 5, 2003, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2003.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.


                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report:

             Pages F-1 through F-32: Financial Statements and Supplemental Material (see index to the consolidated financial statements).
             Exhibit 3.4: Amendment to Article III, Section 3 of By-Laws.
             Exhibit 10.14: Audit Committee Charter adopted July 17, 2003.
             Exhibit 10.15: Code of Ethics as of October 23, 2003.
             Exhibit 21.1: List of Subsidiaries.
             Exhibit 23.1: Consent of BDO Seidman, LLP.
             Exhibit 31.1: Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             Exhibit 31.2: Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             Exhibit 32.1: Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             Exhibit 32.2: Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         NATIONAL HOME HEALTH CARE CORP.
                                        AND SUBSIDIARIES















================================================================================
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                       AND SUPPLEMENTAL MATERIAL
                                        YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                                    CONTENTS


   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     3

   CONSOLIDATED FINANCIAL STATEMENTS:
      Balance sheets                                                      4
      Statements of earnings                                              5
      Statements of changes in stockholders' equity                       6
      Statements of cash flows                                            7
      Summary of accounting policies                                   8-17
      Notes to consolidated financial statements                      18-29

   SUPPLEMENTAL MATERIAL:
      Report of independent Certified Public Accountants on
        supplemental material                                            30
      Schedule II valuation and qualifying accounts                      31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2003 and 2002 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years ended July 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended July 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




BDO Seidman, LLP
Valhalla, New York

October 3, 2003

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS


July 31,                                                                                 2003                  2002
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash, (including cash equivalents of $10,645,000 and $13,481,000,
      respectively) (Note 8)                                                      $14,252,000           $15,341,000
   Investments                                                                         22,000                35,000
   Accounts receivable, less allowance for possible losses of $622,000
      and $691,000, respectively (Notes 8 and 10)                                  18,705,000            16,382,000
   Prepaid expenses and other                                                         804,000               778,000
   Income taxes receivable                                                                  -               234,000
   Deferred income taxes (Note 7)                                                     375,000               295,000
--------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                    34,158,000            33,065,000
--------------------------------------------------------------------------------------------------------------------
     Furniture, equipment and leasehold improvements, net (Note 1)                  1,030,000               857,000
Goodwill (Note 2)                                                                  10,628,000             7,366,000
Other intangible assets, net (Note 3)                                               2,099,000             1,406,000
Deferred income taxes (Note 7)                                                        163,000               515,000
Deposits and other assets                                                             395,000               303,000
--------------------------------------------------------------------------------------------------------------------
                                                                                  $48,473,000           $43,512,000
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses (Note 4)                                $  3,257,000          $  3,581,000
   Estimated third-party payor settlements                                            756,000               912,000
   Deferred revenue                                                                   460,000               340,000
   Income taxes payable                                                               134,000                     -
--------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                4,607,000             4,833,000
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY (NOTE 9):
   Common stock, $.001 par value, shares authorized - 20,000,000;
      issued shares- 6,903,819 and 6,902,819, respectively                              7,000                 7,000
   Additional paid-in capital                                                      25,556,000            25,552,000
   Retained earnings                                                               21,622,000            15,839,000
--------------------------------------------------------------------------------------------------------------------
                                                                                   47,185,000            41,398,000
   Less treasury stock (1,407,571 and 1,329,979 shares)- at cost (Note
      12)                                                                           3,319,000             2,719,000
--------------------------------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDERS' EQUITY                                              43,866,000            38,679,000
--------------------------------------------------------------------------------------------------------------------
                                                                                  $48,473,000           $43,512,000
====================================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES




                                             CONSOLIDATED STATEMENTS OF EARNINGS


 Years ended July 31,                                                        2003             2002               2001
                                                                             ----             ----               ----
 ----------------------------------------------------------------------------------------------------------------------
 NET PATIENT REVENUE (NOTE 8)                                         $97,235,000       $82,172,000        $74,492,000
                                                                      -----------       -----------        -----------
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Cost of revenue                                                    63,256,000        52,284,000         48,550,000
                                                                       ----------        ----------         ----------
    General and administrative                                         23,547,000        20,667,000         17,628,000
                                                                       ----------        ----------         ----------
    Amortization of intangibles                                           591,000           546,000            956,000
                                                                          -------           -------            -------
    Allowance for possible losses                                         300,000           295,000            670,000
                                                                          -------           -------            -------
 ----------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                      87,694,000        73,792,000         67,804,000
                                                                       ----------        ----------         ----------
 ----------------------------------------------------------------------------------------------------------------------
         INCOME FROM OPERATIONS                                         9,541,000         8,380,000          6,688,000
                                                                        ---------         ---------          ---------
 OTHER INCOME:
    Interest                                                              143,000           227,000            216,000
                                                                          -------           -------            -------
 ----------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES                                     9,684,000         8,607,000          6,904,000
                                                                        ---------         ---------          ---------
 PROVISION FOR INCOME TAXES (NOTE 7)                                    3,901,000         3,336,000          2,704,000
                                                                        ---------         ---------          ---------
 ----------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                          $  5,783,000      $  5,271,000       $  4,200,000
                                                                     ------------      ------------       ------------
 ======================================================================================================================
 NET INCOME PER COMMON SHARE:
    Basic                                                            $       1.04      $        .96       $        .77
                                                                     ------------      ------------       ------------
    Diluted                                                          $       1.01      $        .91       $        .75
                                                                     ------------      ------------       ------------
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                               5,545,953         5,516,689          5,444,035
                                                                       ----------         ---------          ---------
    Diluted                                                             5,738,267         5,791,911          5,615,414
                                                                       ----------         ---------          ---------
 ======================================================================================================================

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                                NATIONAL HOME HEALTH CARE CORP.
                                                                                                               AND SUBSIDIARIES


                                                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                Common Stock                                                  Treasury Stock
                                         -------------------------                                    ------------------------------
                                                                         Additional         Retained
                                             Shares        Amount      Paid-in Capital       Earnings      Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000                      6,228,746        $6,000       $18,525,000    $12,274,000       1,276,778    $(2,319,000)
Net income                                          -             -                 -      4,200,000               -               -
Stock dividend declared March 16, 2002        245,983             -         1,690,000     (1,690,000)              -               -
Exercise of stock options                      16,500             -            69,000              -               -               -
Tax benefit of stock option exercise                -             -            22,000              -               -               -
Acquisition of treasury shares                      -             -                 -              -          33,901       (193,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2001                      6,491,229         6,000        20,306,000     14,784,000       1,310,679     (2,512,000)
Net income                                          -             -                 -      5,271,000               -               -
Stock divided declared April 17, 2003         264,211         1,000         4,216,000     (4,216,000)             -               -
Exercise of stock options                     147,379             -           554,000              -               -               -
Tax benefit of stock option exercise                -             -           476,000              -               -               -
Acquisition of treasury shares                      -             -                 -              -          19,300       (207,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2002                      6,902,819         7,000        25,552,000     15,839,000       1,329,979     (2,719,000)
Net income                                          -             -                 -      5,783,000               -               -
Exercise of stock options                       1,000                           4,000              -               -               -
Acquisition of treasury shares                      -             -                 -              -          77,592       (600,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 31, 2003                      6,903,819        $7,000       $25,556,000    $21,622,000       1,407,571    $(3,319,000)
====================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                                   NATIONAL HOME HEALTH CARE CORP.
                                                                                                  AND SUBSIDIARIES


                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


 Years ended July 31,                                                         2003             2002              2001
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 5,783,000      $ 5,271,000       $ 4,200,000
 ----------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                     884,000          813,000         1,194,000
         Allowance for possible losses, net of write-offs                   69,000          174,000           192,000
         Deferred income taxes                                             272,000                -          (306,000)
         Unrealized loss on investments                                     13,000           49,000                 -
         Loss on sale of assets                                                  -                -            31,000
         Tax benefit realized from the exercise of stock options                 -          476,000            22,000
         Changes in assets and liabilities:
               Accounts receivable                                      (2,392,000)        (573,000)         (328,000)
               Prepaid expenses and other                                 (118,000)         354,000          (634,000)
               Income taxes receivable                                     368,000         (259,000)         (141,000)
               Accounts payable and accrued expenses                      (324,000)         313,000         1,065,000
               Estimated third-party payor settlements                    (156,000)        (178,000)          958,000
               Deferred revenue                                            120,000           58,000           282,000
 ----------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,519,000        6,498,000         6,535,000
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture, equipment and leasehold improvements           (306,000)        (185,000)         (470,000)
    Purchase of assets of businesses                                    (4,706,000)        (335,000)       (1,737,000)
    Others                                                                       -          (66,000)           22,000
 ----------------------------------------------------------------------------------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                    (5,012,000)        (586,000)       (2,185,000)
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                            (600,000)        (207,000)         (193,000)
    Proceeds from exercise of stock options                                  4,000          554,000            69,000
 ----------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (596,000)         347,000          (124,000)
 ----------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                   (1,089,000)       6,259,000         4,226,000
 Cash and cash equivalents, beginning of year                           15,341,000        9,082,000         4,856,000
 ----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                                $14,252,000      $15,341,000       $ 9,082,000
 ======================================================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
       Interest                                                        $    20,000      $    13,000       $     1,000
       Income taxes                                                    $ 3,261,000      $ 3,119,000       $ 3,129,000
 ======================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                              The Company is reimbursed by Medicare based on episodes of care. An episode of care is defined as a length of care up to sixty days with multiple continuous episodes allowed. Deferred revenue represents the unearned cash received from an episode of care.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

REVENUE  RECOGNITION  AND     Approximately  47%,  50%  and  51% of net  patient
ALLOWANCE FOR POSSIBLE        revenue for the fiscal  years ended July 31, 2003,
LOSSES (CONTINUED)            2002 and 2001,  respectively,  were derived  under
                              federal   and  state   third-party   reimbursement
                              programs.

CASH AND CASH EQUIVALENTS     For the purposes of the  statements of cash flows,
                              the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.


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

GOODWILL In August 2001, the Company adopted SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

                              The effect of adoption of SFAS No. 142 on the 2001
                              consolidated   results  of   operations   were  as
                              follows:

                                                                                                           2001
                               ---------------------------------------------------------------------------------
                               Reported net income                                                   $4,200,000
                                 Add back:  Amortization of goodwill, net of taxes                      325,000
                               ---------------------------------------------------------------------------------
                               Net income, as adjusted                                               $4,525,000
                               =================================================================================

                               Basic earnings per share:
                                 Reported net income                                                       $.77
                                 Amortization of goodwill, net of taxes                                     .06
                               ---------------------------------------------------------------------------------
                               Basic earnings per share, as adjusted                                       $.83
                               =================================================================================
                               Diluted earnings per share:
                                 Reported net income                                                       $.75
                                 Add back:  Amortization of goodwill, net                                   .06
                               of taxes
                               ---------------------------------------------------------------------------------
                               Diluted earnings, per share, as adjusted                                    $.81
                               =================================================================================


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NET INCOME PER COMMON         The  reconciliation  for the years  ended July 31,
SHARE (CONTINUED)             2003, 2002 and 2001 are as follows:



                              Years ended July 31,                         2003          2002           2001
                              -----------------------------------------------------------------------------------
                                                                          SHARES        Shares         Shares
                              -----------------------------------------------------------------------------------
                              Average number of shares outstanding        5,545,953     5,516,689      5,444,035
                              Effect of dilutive securities - common
                                 stock options                              192,314       275,222        171,379
                              -----------------------------------------------------------------------------------
                              Diluted shares outstanding                  5,738,267     5,791,911      5,615,414
                              ====================================================================================

                              The number of options that were anti-dilutive and excluded from the computation for the years ended July 31, 2003 and 2002 were 183,750 and 0 for July 31, 2001.


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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

LONG-LIVED ASSETS             Long-lived  assets,  such  as  intangible  assets,
                              furniture,  equipment and leasehold  improvements,
                              are  evaluated  for  impairment   when  events  or
                              changes  in   circumstances   indicate   that  the
                              carrying   amount  of  the   assets   may  not  be
                              recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.


STOCK BASED COMPENSATION      As of July 31, 2003, the Company has a stock-based
                              employee  compensation plan, which is described in
                              Note 9. As allowed by SFAS 148, the Company, has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

STOCK BASED COMPENSATION      All stock  options  have been granted to employees
(CONTINUED)                   and  non-employees  at exercise prices equal to or
                              in excess of the market value on the date of the grant.

                              The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation was recognized.

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

                              Years ended July 31,                           2003          2002          2001
                              ---------------------------------------------------------------------------------
                              ASSUMPTIONS
                                 Dividend Yield                              -            0.00%          -
                                 Volatility                                  -           66.00%          -
                                 Risk free interest rate                     -            5.04%          -
                                 Expected lives                              -         10 years          -
                              =================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

STOCK BASED COMPENSATION      Under the accounting  provisions of FASB Statement
(CONTINUED)                   123, the  Company's  net income and net income per
                              share would have been adjusted to the pro forma amounts indicated below:

                              Years ended July 31,                          2003           2002           2001
                              ---------------------------------------------------------------------------------
                              PRO FORMA RESULTS
                                 Net income:
                                    As reported                       $5,783,000     $5,271,000     $4,200,000
                                    Pro forma                                (a)      5,050,000            (a)
                                 Income per common share-basic:
                                      As reported                           1.04           0.96           0.77
                                      Pro forma                              (a)           0.92            (a)
                                 Income per common share-diluted:
                                      As reported                           1.01           0.91           0.75
                                      Pro forma                              (a)           0.87            (a)
                              =================================================================================
                               (a) No pro forma since options were not granted.


SEGMENTS The Company's management considers its business to be a single segment - Home Healthcare Services. Home Healthcare Services net patient revenue is provided by health care personnel, and the Company's customers are similar for all sources of net patient revenue. Management evaluates its operating results on an integrated basis.


RECLASSIFICATIONS             Certain  reclassifications have been made in prior
                              years'   financial   statements   to   conform  to
                              classifications used in the current year.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

RECENT ACCOUNTING             In  January   2003,   the   Financial   Accounting
PRONOUNCEMENTS                Standards Board ("FASB") issued Interpretation No.
                              46,  Consolidation of Variable Interest  Entities.
                              The objective of this interpretation is to provide
                              guidance  on how to  identify a variable  interest
                              entity  (VIE)  and  determine   when  the  assets,
                              liability,   and  non-controlling   interests  and
                              results  of  operations  and  a  VIE  need  to  be
                              included  in a  Company's  consolidated  financial
                              statements. A company that holds variable interest
                              in an entity will need to  consolidate  the entity
                              if the  Company  interest  in the VIE is such that
                              the  Company  will  absorb a majority of the VIE's
                              expected  losses and/or  receive a majority of the
                              entity's expected residual returns, if they occur.
                              Interpretation  No.  46 also  requires  additional
                              disclosures  by  primary  beneficiaries  and other
                              significant   variable   interest   holders.   The
                              provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

                              In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantors to recognize the liability for the fair value of an obligations assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

RECENT ACCOUNTING             Other  guarantees  are  subject to the  disclosure
PRONOUNCEMENTS (CONTINUED)    requirements  of FIN 45 but not to the recognition
                              provisions and include,  among others, a guarantee
                              accounted  for as a  derivative  instrument  under
                              SFAS No. 133, a parent's guarantee of debt owed to
                              a third party by its subsidiary or vice-versa, and
                              a  guarantee  which is based  on  performance  not
                              price.  The disclosure  requirements of FIN 45 are
                              effective for the Company as of December 31, 2002,
                              and  require  disclosure  of  the  nature  of  the
                              guarantee,  the maximum potential amount of future
                              payments that the  guarantor  could be required to
                              make under the  guarantee,  and the current amount
                              of the  liability,  if any,  for  the  guarantor's
                              obligations  under the guarantee.  The recognition
                              requirements   of  FIN   45  are  to  be   applied
                              prospectively to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.


                              In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150") which is effective for the interim period beginning after June 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 will not have a material effect on the Company's financial statements.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

RECENT ACCOUNTING             In December 2002,  the FASB  issued SFAS  No. 148,
PRONOUNCEMENTS (CONTINUED)    "Accounting    for    Stock-Based    Compensation-
                              Transition and Disclosure".  This statement amends
                              SFAS  No.   123,   "Accounting   for   Stock-Based
                              Compensation"  and provides  alternate  methods of
                              transition for an entity's voluntary change to the
                              fair value method of  accounting  for  stock-based
                              employee compensation". This statement also amends
                              the  disclosure  requirement  of SFAS  No.  123 to
                              require more  prominent  disclosure  and specifies
                              the   form,   content   and   location   of  those
                              disclosures  in both annual and interim  financial
                              statements regarding the method of accounting used
                              for  stock-based  employee  compensation  and  its
                              effect on  reported  results.  This  statement  is
                              effective  for fiscal years ending after  December
                              15,  2002.  The Company  continues  to account for
                              employee  stock-based  compensation  under APB 25,
                              and did not make a  voluntary  change  to the fair
                              value based method of accounting  for  stock-based
                              employee   compensation   under   SFAS   No.   123
                              accordingly, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

                              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)" ("EITF 94-3"), require that a liability for an exit cost be recognized at a date of a company's commitment to an exit plan. The provisions of SFAS 146 are effective for an exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    FURNITURE,              Furniture,  equipment and  leasehold  improvements
      EQUIPMENT AND           are stated at cost and are summarized as follows:
      LEASEHOLD
      IMPROVEMENTS

                              July 31,                                              2003                 2002
                              ---------------------------------------------------------------------------------
                              Furniture and equipment                         $2,369,000    $      1,924,000
                              Leasehold improvements                             426,000             406,000
                              ---------------------------------------------------------------------------------
                                                                               2,795,000           2,330,000
                              Less accumulated depreciation and
                                amortization                                   1,765,000           1,473,000
                              ---------------------------------------------------------------------------------
                                                                              $1,030,000         $   857,000
                              ---------------------------------------------------------------------------------

                              Depreciation expense in 2003, 2002 and 2001 was $292,000, $267,000 and $238,000, respectively.

2.    GOODWILL                Changes in goodwill are as follows:

                              July 31,                                              2003                 2002
                              ---------------------------------------------------------------------------------
                              Balance, beginning of year                    $  7,366,000    $      7,166,000
                              Additions                                        3,262,000             200,000
                              ---------------------------------------------------------------------------------
                              Balance, end of year                           $10,628,000          $7,366,000
                              ================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    OTHER                   Other intangible assets are as follows:
      INTANGIBLE
      ASSETS

                              July 31,                                              2003                 2002
                              --------------------------------------------------------------------------------
                              GROSS CARRYING AMOUNT:
                                 Covenants not to compete                    $ 1,375,000    $      1,325,000
                                 Patient and other files                       2,796,000           2,796,000
                                 Contracts                                     1,234,000                   -
                              --------------------------------------------------------------------------------
                                                                               5,405,000           4,121,000
                              --------------------------------------------------------------------------------
                              ACCUMULATED AMORTIZATION:
                                 Covenants not to compete                      1,168,000           1,049,000
                                 Patient and other files                       2,026,000           1,666,000
                                 Contracts                                       112,000                    -
                              --------------------------------------------------------------------------------
                                                                               3,306,000           2,715,000
                              --------------------------------------------------------------------------------
                              Balance, end of year                           $ 2,099,000          $1,406,000
                              --------------------------------------------------------------------------------


                              The aggregate amortization expense for the years ended July 31, 2003, 2002 and 2001 was $591,000,
                              $546,000 and $540,000, respectively.

                              Estimated amortization expense is as follows:

                              Years ended July 31,
                              --------------------------------------------------------------------------------
                              2004                                                               $   510,000
                              2005                                                                   488,000
                              2006                                                                   242,000
                              2007                                                                   199,000
                              2008                                                                   155,000
                              --------------------------------------------------------------------------------
                                                                                                  $1,594,000
                              ================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    OTHER                   The remaining weighted-average amortization period
      INTANGIBLE              is as follows:
      ASSETS
      (CONTINUED)

                              Year ended July 31,                                                        2003
                              --------------------------------------------------------------------------------
                              Covenants not to compete                                             2.16 years
                              Patient and other files                                              2.19 years
                              Contracts                                                            9.91 years
                              --------------------------------------------------------------------------------
                                                                                                   3.04 years
                              ================================================================================

                                      Other   intangible    assets   are   being
                                      amortized using the straight-line method over a period of three to ten years.


4.    ACCOUNTS                Accounts  payable  and  accrued  expenses  are  as
      PAYABLE AND             follows:
      ACCRUED EXPENSES


                              July 31,                                              2003                2002
                              --------------------------------------------------------------------------------
                              Trade accounts payable                         $   299,000         $   730,000
                              Accrued employee compensation and
                                benefits                                       2,432,000           2,461,000
                              Other                                              526,000             390,000
                              --------------------------------------------------------------------------------
                                                                              $3,257,000          $3,581,000
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

                              In February 2000, SunStar's sole operating subsidiary effectively discontinued operations. At July 31, 2003, the Company's ownership percentage of SunStar was 21.6% and the Company's value of its investment in SunStar was $0. The Company and certain of its officers and directors have been named in a class action brought on behalf of certain shareholders of SunStar (See Note 10d).

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.    ACQUISITIONS            On August 25, 2000, the Company  acquired  certain
                              assets  of  Health  Force  Owned,   Ltd.  and  its
                              affiliates  for  $1,822,000  in  cash,   including
                              acquisition costs of $42,000. The assets purchased
                              consisted  of patient and other files of $800,000,
                              employee  files  of  $400,000,   covenant  not  to
                              compete of $300,000 and goodwill of $722,000.

                              On September 3, 2002, the Company acquired certain assets of Medical Resources, Inc. and related entities for $2,623,000 in cash, including acquisition costs of $73,000. The assets purchased consisted of contracts of $1,235,000, furniture and equipment of $50,000 and goodwill of $1,338,000.

                              On December 14, 2002, the Company acquired certain assets of Mary Baker's Health Care Services, Inc. for $434,000 in cash, including acquisition costs of $14,000. The assets purchased consisted of furniture and equipment of $20,000 and goodwill of $414,000.

                              On March 17, 2003, the Company acquired certain assets of Professional Relief Nurses, Inc. for $1,248,000 in cash, including acquisition costs of $98,000. The assets purchased consisted of furniture and equipment of $89,000 and goodwill of $1,159,000.

                              The above acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

                              The  effects  of  the  above  acquisitions  on the
                              consolidated   results  of  operations   were  not
                              significant.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.    INCOME TAXES            The  provision  for income taxes is  summarized as
                              follows:

                              Years ended July 31,                     2003             2002            2001
                              --------------------------------------------------------------------------------
                              Current:
                                 Federal                          $2,805,000     $2,500,000      $2,275,000
                                 State                               824,000        836,000         735,000
                              --------------------------------------------------------------------------------
                                                                   3,629,000      3,336,000       3,010,000
                              Deferred                               272,000              -        (306,000)
                              --------------------------------------------------------------------------------
                                                                  $3,901,000     $3,336,000      $2,704,000
                              ================================================================================


                              The deferred tax asset consists of the following:

                              July 31,                                                2003               2002
                              --------------------------------------------------------------------------------
                              Current:
                                  Accrued liabilities and reserves                $375,000           $295,000
                              Long term:
                                  Amortization of intangible assets                163,000            515,000
                              --------------------------------------------------------------------------------
                                                                                  $538,000           $810,000
                              ================================================================================





                              The reconciliation of the statutory tax rate to the effective tax rate is as follows:

                              Years ended July 31,                         2003          2002          2001
                              --------------------------------------------------------------------------------
                              Statutory rate                                34%           34%           34%
                              State and local taxes
                                 (net of federal tax effect)                 6             6             6
                              Federal tax credit                            (1)           (1)           (2)
                              Permanent differences                          -             -             1
                              Other                                          1             -             -
                              --------------------------------------------------------------------------------
                              Effective rate                                40%           39%           39%
                              ================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.    CONCENTRATIONS OF       The Company's  business is with  customers who are
      CREDIT RISK AND         in the  healthcare  industry or with  governmental
      MAJOR CUSTOMERS         agencies.

                              The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, Connecticut, New Jersey and Massachusetts. Credit losses relating to customers historically have been minimal and within management's expectations.

                              At  July  31,   2003,   the   Company   maintained
                              approximately 28% of its cash and cash equivalents with one financial institution.

                              Under certain federal and state third-party reimbursement programs, the Company received net patient revenue of approximately $45,565,000, $41,253,000 and $37,788,000 for the years ended
                              July 31, 2003, 2002 and 2001, respectively. At July 31, 2003 and 2002, the Company had aggregate outstanding receivables from federal and state agencies of $4,048,000 and $4,621,000, respectively.


9.    STOCK OPTIONS           In 1992,  the Company  adopted an  Employee  Stock
                              Option  Plan  (the  "Plan")  designed  to  provide
                              incentives to key employees  (including  directors
                              and  officers  who  are  key   employees)  and  to
                              non-employee  directors of the  Company.  The Plan
                              authorizes  the  granting  of both  incentive  and
                              non-qualified  stock  options  to  purchase  up to
                              500,000 shares of the Company's  common stock.  As
                              of  August  1,  2002 and July  31,  2003,  318,139
                              shares, of the Company's common stock have been reserved for future issuance upon the exercise of options designated at either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. The Plan expired in July of 2002. Options granted under the Plan expire not more than ten years from the date of grant and vest immediately.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.    STOCK OPTIONS           In 1999,  the  Company  adopted a second  Employee
      (CONTINUED)             Stock  Plan (the "1999  Plan").  The 1999 Plan was
                              adopted in anticipation of expiration of the Plan.
                              The  1999  Plan  was  also   designed  to  provide
                              incentives to key employees  (including  directors
                              and  officers  who  are  key   employees)  and  to
                              non-employee  directors of the  Company.  The Plan
                              authorizes  the  granting  of both  incentive  and
                              non-qualified  stock  options  to  purchase  up to
                              551,250 shares of the Company's  common stock.  As
                              of July 31, 2003,  529,880 shares of the Company's
                              common   stock  have  been   reserved  for  future
                              issuance.  The  provisions  of the  1999  Plan are
                              consistent   with   the   Plan.    Unless   sooner
                              terminated,  the 1999 Plan will  expire in October
                              2009. Options granted under the 1999 Plan expire not more than ten years from the date of grant and vest immediately.


                              A summary of the status of the Company's stock option plan as of July 31, 2003, 2002 and 2001 and changes for the years ending on those dates is presented below:

                                                                                                   Weighted
                                                                                                    average
                                                                      Number of     Expiration     exercise
                                                                        shares         date          price
                              ---------------------------------------------------------------------------------
                              Options outstanding at July 31, 2000        525,291   2004-2009          $  3.86
                              Options exercised                          (17,325)       -                 3.96
                              ---------------------------------------------------------------------------------
                              Options outstanding at July 31, 2001        507,966   2004-2009             3.85
                              Options exercised                         (153,445)       -                 3.61
                              Options forfeited                           (5,513)       -                 3.65
                              Options granted                             183,750   2004-2011            13.31
                              ---------------------------------------------------------------------------------
                              Options outstanding at July 31, 2002        532,758       -                13.97
                              Options exercised                           (1,000)      2009               3.84
                              ---------------------------------------------------------------------------------
                              OPTIONS OUTSTANDING AT JULY 31, 2003        531,758   2004-2011           $13.97
                              -------------------------------------- ------------- ------------- --------------

                                 Range of     Number        Weighted    Weighted       Number       Weighted
                                                            average
                                                           Remaining    average                     average
                                                          Contractual   exercise                    exercise
                              Exercise Price  Outstanding    Price        price     excercisable     price
                              ---------------------------------------------------------------------------------
                              $         3.60       85,751   0.75 years       $ 3.60        85,751        $ 3.60
                              $         3.66       11,024   5.25 years       $ 3.66        11,024        $ 3.66
                              $  3.84 - 4.22      185,083   5.91 years       $ 4.06       185,083        $ 4.06
                              $         4.34       66,150   3.42 years       $ 4.34        66,150        $ 4.34
                              $13.58 - 14.94      183,750   5.83 years       $14.01       183,750        $14.01
                              =================================================================================

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.    STOCK OPTIONS           The  plan  options  are   exercisable  at  various
      (CONTINUED)             prices,  none of which  were in  excess of 110% of
                              the fair market value of the Company's common stock at the date of grant.

                              Data summarizing year-end options exercisable and weighted average fair value of options granted during the years ended July 31, 2003, 2002 and 2001 is shown below:

                              Options Exercisable                            2003          2002           2001
                              ---------------------------------------------------------------------------------
                              Options exercisable at year end             531,758       532,758        507,966
                              Weighted average exercise price           $   13.97    $    13.97      $    3.85
                              Weighted average fair value of
                                options granted during the year                 -          9.61              -
                              Weighted average remaining
                                contractual life                       6.07 YEARS    7.07 years     6.98 years
                              ==================================================================================

10.   COMMITMENTS,            EMPLOYEE SAVINGS AND STOCK INVESTMENT PLAN
      CONTINGENCIES AND
      OTHER MATTERS           Effective January 1, 1999, the Company amended and
                              restated its Employee Savings and Stock Investment
                              Plan   organized   under  Section  401(k)  of  the
                              Internal  Revenue  Code.  Under the amended  plan,
                              employees  may  contribute  up  to  15%  of  their
                              salary,  limited to the maximum  amount  allowable
                              under  federal tax  regulations.  The Company will
                              match   100%  of  the   first  3%  of   employees'
                              contributions and 50% of the next 2% of employees'
                              contributions,    provided   that   the   matching
                              contributions on behalf of any employee does not exceed 4% of employees' compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for the years ended July
                              31, 2003,  2002 and 2001 were $653,000,  $617,000,
                              and $495,000, respectively.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   COMMITMENTS,            EMPLOYMENT AGREEMENTS
      CONTINGENCIES AND
      MATTERS (CONTINUED)     The Company has  employment  agreements  with five
                              officers,  which expire through  October 31, 2006.
                              The  aggregate   commitment   for  future  salary,
                              excluding  bonuses,  is $3,631,000.  One agreement
                              also provides for increases  based on increases in
                              the  consumer  price index and  additional  annual
                              compensation  based on 4% of  pre-tax  income,  as
                              defined,  in  excess  of  $3,000,000.   Two  other
                              agreements provide for additional compensation based on 4% and 1% of income from operations, as defined, in excess of $3,300,000.

                              Leases

                              The  Company  rents  various   office   facilities
                              through 2008 under the terms of several lease agreements that include escalation clauses.

                              At  July   31,   2003,   minimum   annual   rental
                              commitments under noncancellable operating leases are as follows:

                              Years ended July 31,
                              -------------------------------------------------------------------------
                              2004                                                          $1,008,000
                              2005                                                             875,000
                              2006                                                             252,000
                              2007                                                              60,000
                              2008                                                              60,000
                              Thereafter                                                        15,000
                              -------------------------------------------------------------------------
                                                                                            $2,270,000
                              =========================================================================

                              Rent  expense for the years  ended July 31,  2003,
                              2002  and  2001  was   approximately   $1,110,000,
                              $853,000, and $858,000, respectively.

                              One lease agreement is with a company controlled by the Company's Chairman of the Board. Net rent expense under such lease agreement approximates $216,000 per year.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   COMMITMENTS,            LITIGATION
      CONTINGENCIES AND
      MATTERS (CONTINUED)     The  Company  and  certain  of  its  officers  and
                              directors  have  been  named  as  defendants  in a
                              consolidated  class  action  brought  on behalf of
                              certain  shareholders of SunStar Healthcare,  Inc.
                              ("SunStar").  The lawsuit  asserts alleged acts or
                              omissions, which resulted in misrepresentations or
                              omissions of material  information  concerning the
                              financial  condition of SunStar. In February 2001,
                              the Court  dismissed the complaint and granted the
                              plaintiffs  leave  to  amend.  In  addition,   the
                              lawsuit  alleges  that  the  Company  and  certain
                              directors   exercised  control  over  SunStar.  In
                              October 2001, the Court granted the defendants' motion to dismiss the complaint with prejudice.
                              Plaintiff's did not appeal this decision.

                              In a related action, the director defendants are named in a case brought by the Department of Insurance of the State of Florida. The allegations in this action are similar to those alleged in the class action lawsuit, which was subsequently dismissed. Although the Company is not named in this action, the Company intends to indemnify the director defendants to the fullest extent permitted under its by-laws. On May 7, 2002, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001 the director defendants filed a motion to dismiss the amended complaint. In September 2002, the director defendants (and certain other defendants) entered into a settlement agreement with the plaintiff to resolve this action. The settlement agreement, which is subject to court approval, was approved by the trial court in October 2002. The settlement agreement did not have any impact on the July 31, 2003 consolidated statement of earnings. A third party has appealed from the order of the trial court which approved the foregoing settlement agreement.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   COMMITMENTS,            In October 2003,  the Company's  Connecticut  Home
      CONTINGENCIES AND       Care  subsidiary  received  a  subpoena  from  the
      MATTERS (CONTINUED)     United  States  Attorney's  Office  in New  Haven,
                              Connecticut. The subpoena seeks production of documents in connection with an investigation into possible violations of certain federal health care laws. The records sought by the subpoena relate to the subsidiary's psychiatric nurses.

                              Credit Facility

                              The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility allows for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2003 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts. At July 31, 2003 and 2002 there was no outstanding balance under the credit facility.


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


12.   TREASURY STOCK          In April 2003,  the Board of  Directors  increased
                              its annual program to repurchase its Common Stock from $1,000,000 to $3,000,000. Purchases would be made from time-to-time in the open market and through privately negotiated transactions, subject to general market and other conditions.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   SUMMARIZED              Presented  below  is a  summary  of the  unaudited
      QUARTERLY  DATA         consolidated  quarterly financial  information for
      (UNAUDITED)             the  years  ended  July  31,  2003  and  2002  (in
                              thousands, except per share data):


                                                                                     2003
                              --------------------------------------------------------------------------------
                               Quarter                                First     Second      Third      Fourth
                              --------------------------------------------------------------------------------
                               Net patient revenue                  $22,939    $24,643    $25,120     $24,533
                              --------------------------------------------------------------------------------
                               Cost of revenue                       14,740     15,956     16,374      16,186
                               General and administrative
                                  expenses                            5,603      5,982      6,020       5,942
                               Amortization of intangibles              140        151        150         150
                               Allowance for possible losses             50         50         75         125
                              --------------------------------------------------------------------------------
                                       Total operating expenses      20,533     22,139     22,619      22,403
                              --------------------------------------------------------------------------------
                               Income from operations                 2,406      2,504      2,501       2,130
                               Interest income                           55         35         31          22
                              --------------------------------------------------------------------------------
                               Income before income taxes             2,461      2,539      2,532       2,152
                               Provision for income taxes               987      1,065      1,038         811
                              --------------------------------------------------------------------------------
                               Net income                          $  1,474   $  1,474   $  1,494    $  1,341
                              --------------------------------------------------------------------------------
                               Net income per common share:
                                 Basic                             $    .26        .26   $    .27    $    .24
                                 Diluted                           $    .26        .26   $    .26    $    .24
                              --------------------------------------------------------------------------------

                                                                                     2002
                              --------------------------------------------------------------------------------
                               Quarter                                First     Second      Third      Fourth
                              --------------------------------------------------------------------------------
                               Net patient revenue                  $20,274    $20,466    $20,620     $20,812
                              --------------------------------------------------------------------------------
                               Cost of revenue                       12,926     12,972     13,081      13,305
                               General and administrative
                                  expenses                            4,824      5,012      5,186       5,645
                               Amortization of intangibles              137        136        136         137
                               Allowance for possible losses            115         65         65          50
                              --------------------------------------------------------------------------------
                                       Total operating expenses      18,002     18,185     18,468      19,137
                              --------------------------------------------------------------------------------
                               Income from operations                 2,272      2,281      2,152       1,675
                               Interest income                           78         44         48          57
                              --------------------------------------------------------------------------------
                               Income before income taxes             2,350      2,325      2,200       1,732
                               Provision for income taxes               936        904        839         657
                              --------------------------------------------------------------------------------
                               Net income                          $  1,414   $  1,421   $  1,361    $  1,075
                              --------------------------------------------------------------------------------
                               Net income per common share:
                                 Basic                             $    .26   $    .26   $    .25    $    .19
                                 Diluted                           $    .25   $    .24   $    .24    $    .18
                              --------------------------------------------------------------------------------


                              SUPPLEMENTAL MATERIAL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON SUPPLEMENTAL MATERIAL


The audits referred to in our report dated October 3, 2003 relating to the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended July 31, 2003, 2002 and 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
---------------------------------
BDO Seidman, LLP
Valhalla, New York

October 3, 2003


                    Column A                      Column B                         Column C
-------------------------------------------------------------------------------------------------------------
                                                                                   Additions
                                                                  ------------------------------------------
                 Description                 Balance, beginning   Charged to costs and     Charged to other
                                                 of period              expenses          accounts describe
-------------------------------------------------------------------------------------------------------------
Year ended July 31, 2003:
 Allowance deducted from asset account
 Allowance for possible losses                   $691,000              $300,000         $            -
-------------------------------------------------------------------------------------------------------------
Year ended July 31, 2002:
 Allowance deducted from asset account
 Allowance for possible losses                   $865,000              $295,000         $            -
-------------------------------------------------------------------------------------------------------------
Year ended July 31, 2001:
 Allowance deducted from asset account
 Allowance for possible losses                   $673,000              $670,000         $            -
-------------------------------------------------------------------------------------------------------------


                                                      Column D                Column E
                                             --------------------------------------------------


                                                Deductions describe    Balance, end of period

----------------------------------------------------------------------------------------------
Year ended July 31, 2003:
 Allowance deducted from asset account
 Allowance for possible losses                          $369,000(a)                $622,000
----------------------------------------------------------------------------------------------
Year ended July 31, 2002:
 Allowance deducted from asset account
 Allowance for possible losses                          $469,000(a)                $691,000
----------------------------------------------------------------------------------------------
Year ended July 31, 2001:
 Allowance deducted from asset account
 Allowance for possible losses                          $478,000(a)                $865,000
----------------------------------------------------------------------------------------------



(a)   Represents actual write-offs.

      See accompanying independent accountants' report on supplemental material.

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

Dated:  October 29, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Frederick H. Fialkow       October 29, 2003      Chairman of the Board of
---------------------------                          Directors
Frederick H. Fialkow


/s/ Steven Fialkow             October 29, 2003      President, Chief Executive
---------------------------                          Officer, Secretary and
Steven Fialkow                                       Director (principal
                                                     executive officer)


/s/ Robert P. Heller           October 29, 2003      Vice President of Finance,
---------------------------                          Chief Financial Officer and
Robert P. Heller                                     Treasurer (principal
                                                     financial and accounting
                                                     officer)


/s/ Ira Greifer                October 29, 2003      Director
---------------------------
Ira Greifer, M.D.


/s/ Bernard Levine             October 29, 2003      Director
---------------------------
Bernard Levine, M.D.


/s/ Robert Pordy               October 29, 2003      Director
---------------------------
Robert Pordy, M.D.


/s/ Harold Shulman             October 29, 2003      Director
---------------------------
Harold Shulman

                          Commission File No. 0-12927




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE
                         FISCAL YEAR ENDED JULY 31, 2003


                         NATIONAL HOME HEALTH CARE CORP.

EXHIBIT                                 DOCUMENT
NUMBER                                  --------
------

3.1            Certificate of  Incorporation.  Incorporated  by reference to the
               Registrant's  Registration  Statement  on Form S-1 (No.  2-86643)
               filed September 20, 1983 (the "1983 Form S-1").
3.2            Certificate  of  Amendment  to   Certificate  of   Incorporation.
               Incorporated  by reference to the  Registrant's  Annual Report on
               Form 10-K for the fiscal year ended July 31, 1992.
3.3            By-laws. Incorporated by reference to the 1983 Form S-1.
3.4*           Amendment to Article III, Section 3 of By-Laws.
10.1           1992  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               July 31, 1993 (the "1993 Form 10-K").
10.2           Incentive  Stock  Option Plan.  Incorporated  by reference to the
               1993 Form 10-K.
10.3           1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               July 31, 2000.
10.4           Third  Amendment,  dated as of August 1,  2001,  to  Amended  and
               Restated   Employment   Agreement   between  the  Registrant  and
               Frederick   H.   Fialkow.   Incorporated   by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               July 31, 2001 (the "2001 Form 10-K").
10.5           Amended and Restated Employment Agreement dated as of November 1,
               2001  between  the   Registrant   and   Frederick   H.   Fialkow.
               Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (the
               "January 31, 2002 Form 10-Q").
10.6           Fourth  Amendment,  dated as of August  1,  2001,  to  Employment
               Agreement between the Registrant and Steven Fialkow. Incorporated by reference to the 2001 Form 10-K.
10.7           Employment  Agreement  dated as of November  1, 2001  between the
               Registrant and Steven Fialkow. Incorporated by reference to the January 31, 2002 Form 10-Q.
10.8           Employment  Agreement  dated as of November  1, 2001  between the
               Registrant and Robert P. Heller. Incorporated by reference to the January 31, 2002 Form 10-Q.

EXHIBIT                                 DOCUMENT
NUMBER                                  --------
------

10.9           Employment  Agreement  dated as of November  1, 2001  between the
               Registrant and Richard Garofalo. Incorporated by reference to the
               January 31, 2002 Form 10-Q.
10.10          Amended and Restated Asset Purchase  Agreement  dated October 15,
               1999 among Charles L. Glerum as Trustee for Optimum Care Services of Connecticut,  Inc., Optimum Home Health of Connecticut,  Inc.,
               Optimum Home Care of  Connecticut,  Inc.,  New England Home Care,
               Inc.,  Connecticut  Staffing  Works  Corp.  and  the  Registrant.
               Incorporated by reference to the  Registrant's  Current Report on
               Form 8-K dated November 11, 1999.
10.11          The Registrant's Employee Savings and Stock Investment Plan under
               Section  401(k) of the  Internal  Revenue  Code,  effective as of
               January 1, 1999.  Incorporated  by reference to the  Registrant's
               Quarterly  Report  on Form  10-Q  for the  fiscal  quarter  ended
               October 31, 1999.
10.12          Letter  Agreement  dated  February  20, 2000  providing a Secured
               Advised Line of Credit from the Bank of New York to National Home
               Health Care Corp.  Incorporated by reference to the  Registrant's
               Quarterly  Report  on Form  10-Q  for the  fiscal  quarter  ended
               January 31, 2000 (the "January 31, 2000 Form 10-Q").
10.13          Letter  Agreement  dated  February  20, 2000  providing a Secured
               Advised  Line of Credit  from the Bank of New York to New England
               Home Care, Inc. Incorporated by reference to the January 31, 2000
               Form 10-Q.
10.14*         Audit Committee Charter adopted July 17, 2003.
10.15*         Code of Ethics as of October 23, 2003.
21.1*          List of Subsidiaries.
23.1*          Consent of BDO Seidman, LLP.
31.1*          Certification  of  Principal  Executive  Officer  pursuant  to 18
               U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*          Certification  of  Principal  Financial  Officer  pursuant  to 18
               U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT                                 DOCUMENT
NUMBER                                  --------
------

32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
*     Filed herewith