Form 10-Q
period 2003-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2003-12-15
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2003
                                     ----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to ______________

                         Commission file number 0-12927

                        NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as Specified in Its Charter)

               Delaware                                        22-2981141
-----------------------------------            ---------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_ -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 15, 2003 was 5,498,188.

                         NATIONAL HOME HEALTH CARE CORP.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2003



                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

PART I.        FINANCIAL INFORMATION                                       Page
                                                                           ----

Item 1.        Financial Statements

               Balance Sheets as of October 31, 2003 and July 31, 2003
                    (unaudited)                                             3-4

               Statements  of  Operations  for the three months ended
                    October 31, 2003 and October 31, 2002 (unaudited)         5

               Statements  of Cash Flows for the nine  months  ended
                    October 31, 2003 and October 31, 2002 (unaudited)         6

               Notes to Consolidated Financial Statements                    7-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

Item 4.        Controls and Procedures                                        12


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              12

Item 6.        Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                              October 31, 2003           July 31, 2003
                                                                              ----------------           -------------

ASSETS

Current:
    Cash and cash equivalents                                                     $14,791,000             $14,252,000
    Investments                                                                        24,000                  22,000
    Accounts receivable-less allowance for possible losses of $660,000
       and $622,000                                                                19,564,000              18,705,000
    Prepaid expenses and other assets                                                 731,000                 804,000
    Deferred income taxes                                                             373,000                 375,000
                                                                              ----------------           -------------

           Total current assets                                                    35,483,000              34,158,000

Furniture, equipment and leasehold
    improvements, net                                                               1,006,000               1,030,000
Goodwill                                                                           10,628,000              10,628,000
Other intangible assets, net                                                        1,972,000               2,099,000
Deferred income taxes                                                                 132,000                 163,000
Deposits and other assets                                                             394,000                 395,000
                                                                              ----------------           -------------

                           TOTAL                                                  $49,615,000             $48,473,000
                                                                              ================           =============








(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                              October 31, 2003           July 31, 2003
                                                                              ----------------           -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                           $3,077,000              $3,257,000
    Estimated third-party payor settlements                                            706,000                 756,000
    Deferred revenue                                                                   492,000                 460,000
    Income taxes payable                                                               322,000                 134,000
                                                                              ----------------           -------------

           Total current liabilities                                                 4,597,000               4,607,000
                                                                              ----------------           -------------

Stockholders' equity:
    Common stock, $.001 par value; authorized
       20,000,000 shares, issued 6,904,819 shares                                        7,000                   7,000
    Additional paid-in capital                                                      25,560,000              25,556,000
    Retained earnings                                                               22,777,000              21,622,000
                                                                              ----------------           -------------

                                                                                    48,344,000              47,185,000

    Less: treasury stock (1,408,571 and 1,407,571 shares) at cost                  (3,326,000)             (3,319,000)
                                                                              ----------------           -------------

         Total stockholders' equity                                                 45,018,000              43,866,000
                                                                              ----------------           -------------

                           TOTAL                                                   $49,615,000             $48,473,000
                                                                              ================           =============













          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For the three months ended
                                                   -----------------------------------------------
                                                                     October 31,
                                                         2003                            2002
                                                   ----------------                ---------------

Net patient revenue                                    $24,414,000                    $22,939,000
                                                   ----------------                ---------------

Operating expenses:
   Cost of revenue                                      16,419,000                     14,740,000
   General and administrative                            5,887,000                      5,603,000
   Amortization of intangibles                             127,000                        140,000
   Allowance for possible losses                           105,000                         50,000
                                                   ----------------                ---------------

     Total operating expenses                           22,538,000                     20,533,000
                                                   ----------------                ---------------

Income from operations                                   1,876,000                      2,406,000

Other income:
   Interest                                                 25,000                         55,000
                                                   ----------------                ---------------

Income before taxes                                      1,901,000                      2,461,000

Provision for income taxes                                 746,000                        987,000
                                                   ----------------                ---------------

Net income                                              $1,155,000                     $1,474,000
                                                   ================                ===============

Net income per share:
   Basic                                                     $0.21                          $0.26
                                                   ================                ===============
   Diluted                                                   $0.20                          $0.26
                                                   ================                ===============

Weighted average shares outstanding:
   Basic                                                 5,495,666                      5,570,779
                                                   ================                ===============
   Diluted                                               5,673,853                      5,777,343
                                                   ================                ===============







          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the nine months ended
                                                                                ------------------------------------------
                                                                                               October 31,
                                                                                        2003                  2002
                                                                                        ----                  ----
Cash flows from operating activities:
   Net income                                                                         $1,155,000             $1,474,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                                      208,000                209,000
      Allowance for possible losses, net of writeoffs                                    (38,000)                29,000
      Deferred income taxes                                                               33,000                190,000
      Unrealized (gain) loss on investments                                               (2,000)                13,000
      Changes in assets and liabilities:
         Accounts receivable                                                            (821,000)              (518,000)
         Prepaid expenses and other                                                       74,000               (162,000)
         Accounts payable, accrued expenses                                             (180,000)            (1,095,000)
         Estimated third-party payor settlements                                         (50,000)              (175,000)
         Income taxes payable                                                            188,000                551,000
         Deferred revenue                                                                 32,000                 59,000
                                                                                  ----------------       ----------------
                  Net cash provided by operating activities                              599,000                575,000
                                                                                  ----------------       ----------------


Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                           (57,000)               (50,000)
   Purchase of assets of business                                                           ----             (3,023,000)
                                                                                  ----------------       ----------------
                  Net cash used in investing activities                                  (57,000)            (3,073,000)
                                                                                  ----------------       ----------------


Cash flows from financing activities:
  Purchase of treasury shares                                                             (7,000)               (35,000)
  Proceeds from exercise of stock options                                                  4,000                   ----
                                                                                  ----------------       ----------------
         Net cash used in investing activities                                            (3,000)               (35,000)
                                                                                  ----------------       ----------------

Net increase (decrease) in cash and cash equivalents                                     539,000             (2,533,000)
                                                                                  ----------------       ----------------

Cash and cash equivalents-beginning of period                                         14,252,000             15,341,000
                                                                                  ----------------       ----------------

Cash and cash equivalents-end of period                                              $14,791,000            $12,808,000
                                                                                  ================       ================

Supplemental disclosures of cash flow information:
   Cash paid during the period for
       Taxes                                                                            $525,000               $246,000
       Interest                                                                            5,000                  5,000



          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

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

     On December 14, 2002, the Company, through a wholly-owned subsidiary in New Jersey, acquired certain assets of Mary Baker's Health Care Services, Inc. ("Mary Baker"). Mary Baker provided home health care services in Bergen and Passaic Counties, New Jersey.
 The purchase price of $434,000 in cash, including acquisition costs of $14,000 was financed using internal funds. The acquisition was accounted for as a purchase.

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

NOTE 4 - NET INCOME PER SHARE DATA

     A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                                                    For the three months ended
                                                                            October 31,
                                              -----------------------------------------------------------------------
                                                             2003                                2002
                                                             ----                                ----
                                                   Income            Shares           Income             Shares

Basic EPS:
         Net income                              $1,155,000        5,595,666        $1,474,000         5,570,779
Effect of dilutive securities                       ----             178,187            ----             206,564
Diluted EPS:                                  ----------------  ----------------  ---------------  ------------------
                                                 $1,155,000        5,673,853        $1,474,000         5,777,343
                                              ================  ================  ===============  ==================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2003 included with the Company's annual report on Form 10-K with respect to such fiscal year.

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

     The final phase of the Act implemented a 15% cut in Medicare reimbursement rates effective October 1, 2002. In each of the last three fiscal years, less than five percent of the Company's net patient revenue was derived directly from Medicare, and accordingly the change to the prospective payment system has not, to date, had a material adverse impact on the Company. However, there can be no assurance that the Medicare prospective payment system will not adversely impact the Company's reimbursement rates in the future or otherwise have a material adverse effect on the Company. The Company's operations in New York and New Jersey are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursements have been adversely affected by the prospective payment system. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

     The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 42%, 47% and 48% of net patient revenue for the fiscal years ended July 31, 2003, 2002 and 2001, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, Massachusetts, New Jersey and in Nassau, Suffolk and Westchester Counties, New York.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

     NET PATIENT REVENUE. For the three months ended October 31, 2003, net patient revenue increased $1,475,000, or 6.4%, to $24,414,000 from $22,939,000 for the three months ended October 31, 2002. Of this increase, $1,008,000 was attributable to additional net patient revenue generated by the business acquired in September 2002 from Medical Resources and $467,000 was attributable to additional net patient revenue resulting from continued successful market penetration of existing markets and the Company's other acquisitions.

     GROSS PROFIT. Gross profit margin decreased to 32.8% for the three months ended October 31, 2003 from 35.7% for the three months ended October 31, 2002. This decrease was primarily attributable to the Connecticut reimbursement rate reduction in certain Medicaid nursing rates effective May 1, 2003, increases in direct payments to caregivers, increased workers compensation rates and lower gross profit margins on staffing operations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $284,000, or 5.1%, to $5,887,000 for the three months ended October 31, 2003 from $5,603,000 for the three months ended October 31, 2002. This increase is primarily attributable to the inclusion of the administrative personnel and occupancy costs incurred by Medical Resources for a full three months of operations in the current quarter ended October 31, 2003. As a percentage of net patient revenue, general and administrative expenses decreased to 24.1% for the three months ended October 31, 2003 from 24.4% for the three months ended October 31, 2002.

     AMORTIZATION. Amortization of intangibles decreased $13,000, or 9.3%, to $127,000 for the three months ended October 31, 2003 from $140,000 for the three months ended October 31, 2002. This decrease is attributable to previous acquisitions that have now been fully amortized.

     ALLOWANCE FOR POSSIBLE LOSSES. The Company recorded an allowance for possible losses of $105,000 for the three months ended October 31, 2003, as compared to $50,000 for the three months ended October 31, 2002.

     INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $530,000, or 22.0% to $1,901,000 for the three months ended October 31, 2003 from $2,406,000 for the three months ended October 31, 2002.

     INTEREST INCOME. Interest income decreased $30,000, or 54.5%, to $25,000 for the three months ended October 31, 2003 from $55,000 for the three months ended October 31, 2002. This decrease is attributable to the Company being required to maintain higher compensating balances in its operating accounts as well as the continued decline in interest rates.

     INCOME TAXES. The Company's effective tax rate decreased to 39.2% for the three months ended October 31, 2003 from 40.1% for the three months ended October 31, 2002.

     NET INCOME. Net income decreased $319,000, or 21.6%, to $1,155,000, or $.20 per diluted share, in the three months ended October 31, 2003 from $1,474,000, or $.26 per diluted share, in the three months ended October 31, 2002.

     The rate of inflation had no material effect on operations for the nine months ended October 31, 2003.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     Current assets increased to $35,483,000 and current liabilities decreased to $4,597,000 at October 31, 2003. This resulted in an increase in working capital of $1,335,000 from $29,551,000 at July 31, 2003 to $30,886,000 at
October 31, 2003. Cash and cash equivalents increased $539,000 to $14,791,000 at October 31, 2003 from $14,252,000 at July 31, 2003.

     The Company provided net cash from operating activities of $599,000 for the three months ended October 31, 2003 as compared to net cash provided by operating activities of $575,000 for the three months ended October 31, 2002. The increase in net cash provided by operating activities of $24,000 is attributable to an increase in operating liabilities of $650,000, offset by a decrease in operating cash flow of $559,000 and a decrease in operating assets of $67,000 over the comparable period for the three months ended October 31, 2002. Net cash used in investing activities for the three months ended October 31, 2003 consisted of the purchase of equipment. The net cash used in investing activities for the three months ended October 31, 2002 consisted of the purchase of assets of businesses and the purchase of equipment. Net cash used in financing activities for the three months ended October 31, 2003 consisted of the purchase of treasury shares, offset by the proceeds from stock option exercises. Net used in financing activities for the three months ended October 31, 2002 consisted of the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 71 days at October 31, 2003 as compared to 68 days at October 31, 2002.

     The Company renewed its $7,500,000 committed revolving line of credit facility ( the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts, payable quarterly in arrears. At October 31, 2003 there was no outstanding balance under the credit facility.

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

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

     In October 2003, the Company's Connecticut home care subsidiary received a subpoena from the United States Attorney's Office in New Haven, Connecticut. The subpoena seeks production of documents in connection with an investigation into possible violations of certain federal health care laws. The Company believes that the investigation, which the Company understands is being conducted in parallel with an investigation by state of Connecticut authorities, seeks evidence of potentially fraudulent claims that may have been submitted by psychiatric nurses employed by the Connecticut home care subsidiary. The Company cannot now predict the course or outcome of the investigation or whether additional information will be sought. The Company believes that the investigation extends to certain other competitors in the Connecticut market for psychiatric nursing. The Connecticut home care subsidiary intends to cooperate with the investigation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

       Exhibit
       Number       Description
       ------       -----------

       31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2         Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2         Certification of Principal Financial Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b) Reports on Form 8-K:

     On September 10, 2003, the Company filed a report on Form 8-K under Item 12 thereof referencing a press release dated September 9, 2003, announcing revised estimates of the impact of certain reimbursement rate reductions in Connecticut effective May 1, 2003.

     On October 17, 2003, the Company filed a report on Form 8-K under Item 12 thereof referencing a press release dated October 17, 2003, announcing the Company's financial results for the Company's fourth fiscal quarter ended July 31, 2003.

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NATIONAL HOME HEALTH CARE CORP.


Date:   December 15, 2003.                  /s/ Robert P. Heller
                                            ------------------------------------
                                            Robert P. Heller
                                            Vice President of Finance (principal
                                            financial officer and principal
                                            accounting officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                                    DOCUMENT
------                                    --------


31.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*               Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*               Certification of Principal Financial Officer pursuant to
                    18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith