Form 10-Q
period 2004-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2004-03-16
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2004
                                        ----------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 15, 2004 was 5,547,006.

                         NATIONAL HOME HEALTH CARE CORP.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2004
                                TABLE OF CONTENTS

PART I.                    FINANCIAL INFORMATION                                                            Page
                                                                                                            ----

Item 1.                    Financial Statements

                           Balance   Sheets  as  of  January  31,  2004  and  July  31,  2003
                                (unaudited)                                                                 3-4

                           Statements  of  Operations  for the three months ended January 31,
                                2004 and January 31,  2003 and the six months  ended  January
                                31, 2004 and January 31, 2003 (unaudited)                                    5

                           Statements  of Cash Flows for the nine  months  ended  January 31,
                                2004 and January 31, 2003 (unaudited)                                        6

                           Notes to Consolidated Financial Statements                                       7-8

Item 2.                    Management's  Discussion  and Analysis of Financial  Condition and
                           Results of Operations                                                             9

Item 4.                    Controls and Procedures                                                           14


PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                 15

Item 4.                    Submission of Matters to a Vote of Security Holders                               15

Item 6.                    Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                                   17

EXHIBIT INDEX                                                                                                18

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         January 31,     July 31,
                                                                            2004           2003
                                                                         -----------   -----------
ASSETS

Current:

    Cash and cash equivalents                                            $15,180,000   $14,252,000
    Investments                                                               25,000        22,000
    Accounts receivable-less allowance for possible losses of $554,000
       and $622,000                                                       19,572,000    18,705,000
    Prepaid expenses and other assets                                        953,000       804,000
    Income taxes receivable                                                  276,000          --
    Deferred income taxes                                                    298,000       375,000
                                                                         -----------   -----------

           Total current assets                                           36,304,000    34,158,000

Furniture, equipment and leasehold
    improvements, net                                                        950,000     1,030,000
Goodwill                                                                  10,628,000    10,628,000
Other intangible assets, net                                               1,844,000     2,099,000
Deferred income taxes                                                        152,000       163,000
Deposits and other assets                                                    469,000       395,000
                                                                         -----------   -----------

                           TOTAL                                         $50,347,000   $48,473,000
                                                                         ===========   ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                    January 31,       July 31,
                                                                        2004            2003
                                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                           $  3,077,000    $  3,257,000
    Estimated third-party payor settlements                              687,000         756,000
    Deferred revenue                                                     432,000         460,000
    Income taxes payable                                                    --           134,000
                                                                    ------------    ------------

           Total current liabilities                                   4,196,000       4,607,000
                                                                    ------------    ------------

Stockholders' equity:

    Common stock, $.001 par value; authorized
       20,000,000 shares, issued 6,904,819 shares                          7,000           7,000
    Additional paid-in capital                                        25,560,000      25,556,000
    Retained earnings                                                 23,910,000      21,622,000
                                                                    ------------    ------------

                                                                      49,477,000      47,185,000

    Less: treasury stock (1,408,571 and 1,407,571 shares) at cost     (3,326,000)     (3,319,000)
                                                                    ------------    ------------

         Total stockholders' equity                                   46,151,000      43,866,000
                                                                    ------------    ------------

                           TOTAL                                    $ 50,347,000    $ 48,473,000
                                                                    ============    ============



          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                       For the three months ended   For the six months ended
                                        ------------------------    ------------------------
                                               January 31,                 January 31,
                                        ------------------------    ------------------------
                                           2004          2003          2004          2003
                                        ----------    ----------    ----------    ----------
Net patient revenue                    $22,869,000   $24,643,000   $47,283,000   $47,582,000
                                        ----------    ----------    ----------    ----------

Operating expenses:

   Cost of revenue                      15,105,000    15,956,000    31,524,000    30,696,000
   General and administrative            5,786,000     5,982,000    11,673,000    11,585,000
   Amortization of intangibles             128,000       151,000       255,000       291,000
   Allowance for possible losses            55,000        50,000       160,000       100,000
                                        ----------    ----------    ----------    ----------

     Total operating expenses           21,074,000    22,139,000    43,612,000    42,672,000
                                        ----------    ----------    ----------    ----------

Income from operations                   1,795,000     2,504,000     3,671,000     4,910,000

Other income:

   Interest                                 31,000        35,000        56,000        90,000
                                        ----------    ----------    ----------    ----------

Income before taxes                      1,826,000     2,539,000     3,727,000     5,000,000

Provision for income taxes                 693,000     1,065,000     1,439,000     2,052,000
                                        ----------    ----------    ----------    ----------

Net income                             $ 1,133,000   $ 1,474,000   $ 2,288,000   $ 2,948,000
                                        ==========    ==========    ==========    ==========

Net income per share:
   Basic                                     $0.21         $0.26         $0.42         $0.53
                                        ==========    ==========    ==========    ==========

   Diluted                                   $0.20         $0.26         $0.40         $0.51
                                        ==========    ==========    ==========    ==========

Weighted average shares outstanding:

   Basic                                 5,496,188     5,563,255     5,495,927     5,567,017
                                        ==========    ==========    ==========    ==========

   Diluted                               5,699,764     5,767,091     5,686,809     5,772,217
                                        ==========    ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the six months ended
                                                                             January 31,
                                                                    ----------------------------
                                                                        2004           2003
                                                                    ------------    ------------
Cash flows from operating activities:
   Net income                                                       $  2,288,000    $  2,948,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                      418,000         430,000
      Allowance for possible losses, net of writeoffs                     68,000          74,000
      Unrealized (gain) loss on investments                               (3,000)         14,000
      Deferred income taxes                                               88,000         220,000
      Changes in assets and liabilities:
         Accounts receivable                                            (935,000)     (1,089,000)
         Prepaid expenses and other                                     (223,000)       (396,000)
         Income taxes receivable                                        (410,000)         22,000
         Accounts payable, accrued expenses and other liabilities       (180,000)     (1,251,000)
         Estimated third-party payor settlements                         (69,000)       (158,000)
         Deferred revenue                                                (28,000)         83,000
                                                                    ------------    ------------
                  Net cash provided by operating activities            1,014,000         897,000
                                                                    ------------    ------------

Cash flows from investing activities:

   Purchase of furniture, equipment and leasehold improvements           (83,000)        (82,000)
   Purchase of assets of business                                           --        (3,457,000)
                                                                    ------------    ------------
                  Net cash used in investing activities                  (83,000)     (3,539,000)
                                                                    ------------    ------------

Cash flows from financing activities:

  Proceeds from exercise of stock options                                  4,000           4,000
  Purchase of treasury shares                                             (7,000)       (135,000)
                                                                    ------------    ------------
         Net cash used in investing activities                            (3,000)       (131,000)
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                     928,000      (2,773,000)
                                                                    ------------    ------------

Cash and cash equivalents-beginning of period                         14,252,000      15,341,000
                                                                    ------------    ------------

Cash and cash equivalents-end of period                             $ 15,180,000    $ 12,568,000
                                                                    ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for
       Taxes                                                        $  1,751,000    $  1,811,000
       Interest                                                           10,000          10,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

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

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications have been made in prior periods' financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

         A reconciliation of shares used in calculating basic and diluted net income per share is as follows:


                              For the three months ended
                                      January 31,
                                ---------------------
                                   2004        2003
                                ---------   ---------
                                  Shares      Shares
                                ---------   ---------

Basic EPS:                      5,496,188   5,563,255
Effect of dilutive securities     203,576     203,836
                                ---------   ---------
Diluted EPS:                    5,699,764   5,767,091
                                =========   =========


                               For the six months ended
                                      January 31,
                                ---------------------
                                   2004       2003
                                ---------   ---------
                                  Shares     Shares
                                ---------   ---------

Basic EPS:                      5,495,927   5,567,017
Effect of dilutive securities     190,882     205,200
                                ---------   ---------
Diluted EPS:                    5,686,809   5,772,217
                                =========   =========

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

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THREE MONTHS ENDED JANUARY 2003.

     NET PATIENT REVENUE. For the three months ended January 31, 2004, net patient revenue decreased $1,774,000, or 7.2%, to $22,869,000 from $24,643,000 for the three months ended January 31, 2003. This decrease was primarily attributable to a decline in net patient revenue generated by New England Home Care, Inc. of $1,027,000, as a result of the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut that was effective May 1, 2003. In addition, net patient revenue declined $1,112,000 in New York, as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies. Lastly, net patient revenue declined $321,000 from the Company's staffing operations, primarily as a result of the Company terminating its staffing operations in New York in December 2003. These declines were offset by an increase in net patient revenue of $686,000, resulting from the Company's acquisition in New Jersey and the Company attaining Medicare and Medicaid certification in Massachusetts.

     GROSS PROFIT. Gross profit margin decreased to 34.0% for the three months ended January 31, 2004 from 35.3% for the three months ended January 31, 2003. This decrease was primarily attributable to the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut and, to a lesser extent, increases in direct payments to caregivers, increased workers compensation rates and lower gross profit margins on staffing operations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $196,000, or 3.3%, to $5,786,000 for the three months ended January 31, 2004 from $5,982,000 for the three months ended January 31, 2003. This decrease is primarily attributable to the reductions in administrative personnel associated with both the downsizing of the Company's staffing operations and as a result of the Connecticut reimbursement rate reduction in certain Medicaid nursing rates. As a percentage of net patient revenue, general and administrative expenses increased to 25.3% for the three months ended January 31, 2004 from 24.3% for the three months ended January 31, 2003.

     AMORTIZATION. Amortization of intangibles decreased $23,000, or 15.2%, to $128,000 for the three months ended January 31, 2004 from $151,000 for the three months ended January 31, 2003. This decrease is attributable to previous acquisitions that have now been fully amortized.

     ALLOWANCE FOR POSSIBLE LOSSES. The Company recorded an allowance for possible losses of $55,000 for the three months ended January 31, 2004, as compared to $50,000 for the three months ended January 31, 2003.

     INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $709,000, or 28.3% to $1,795,000 for the three months ended January 31, 2004 from $2,504,000 for the three months ended January 31, 2003.

     INTEREST INCOME. Interest income decreased $4,000, or 11.4%, to $31,000 for the three months ended January 31, 2004 from $35,000 for the three months ended January 31, 2003. This decrease is attributable to the continued decline in interest rates.

     INCOME TAXES. The Company's effective tax rate decreased to 38.0% for the three months ended January 31, 2004 from 41.9% for the three months ended January 31, 2003. This decrease is attributable to an increase in work opportunity tax credits in the current three month period.

     NET INCOME. Net income decreased $341,000, or 23.1%, to $1,133,000, or $.20 per diluted share, in the three months ended January 31, 2004 from $1,474,000, or $.26 per diluted share, in the three months ended January 31, 2003.

SIX MONTHS ENDED JANUARY 31, 2004 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2003

     NET PATIENT REVENUE. For the six months ended January 31, 2004, net patient revenue decreased $299,000, or 1%, to $47,283,000 from $47,582,000 for the six months ended January 31, 2003. This decrease was primarily attributable to a decline in net patient revenue generated by New England Home Care, Inc. of $839,000, as a result of the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut that was effective May 1, 2003. In addition, net patient revenue declined $1,450,000 in New York, as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies. Lastly, net patient revenue declined $262,000 from the Company's staffing operations, primarily as a result of the Company terminating its staffing operations in New York in December 2003. These declines were offset by an increase in net patient revenue of $2,252,000, resulting from the Company's acquisition in New Jersey and the Company attaining Medicare and Medicaid certification in Massachusetts.

     GROSS PROFIT. Gross profit margin decreased to 33.3% for the six months ended January 31, 2004 from 35.5% for the six months ended January 31, 2003. This reduction was primarily attributable to the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut and, to a lesser extent, increases in direct payments to caregivers, increased worker compensation rates and lower gross margins on staffing operations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $88,000, or 1.0%, to $11,673,000 for the six months ended January 31, 2004 from $11,585,000 for the six months ended January 31, 2003. This increase is primarily attributable to the inclusion of the administrative personnel and occupancy costs incurred by Medical Resources for a full six months of operations in the current six month period ended January 31, 2004, offset by reductions in administrative personnel associated with both the downsizing of the Company's staffing operations and the reduction in certain Medicaid nursing rates in Connecticut. As a percentage of net patient revenue, general and administrative expenses increased to 24.7% for the six months ended January 31, 2004 from 24.3% for the six months ended January 31, 2003.

     AMORTIZATION. Amortization of intangibles decreased $36,000, or 12.4%, to $255,000 for the six months ended January 31, 2004 from $291,000 for the six months ended January 31, 2003. This decrease is attributable to previous acquisitions that have now been fully amortized.

     ALLOWANCE FOR POSSIBLE LOSSES. The Company recorded an allowance for possible losses of $160,000 for the six months ended January 31, 2004 as compared to $100,000 for the six months ended January 31, 2003.

     INCOME FORM OPERATIONS. As a result of the foregoing, income from operations decreased $1,239,000, or 25.2% to $3,671,000 for the six months ended January 31, 2004 from $4,910,000 for the six months ended January 31, 2003.

     INTEREST INCOME. Interest income decreased $34,000, or 37.8%, to $56,000 for the six months ended January 31, 2004 from $90,000 for the six months ended January 31, 2003. This decrease is attributable to the Company being required to maintain higher compensating balances in its operating accounts as well as the continued decline in interest rates.

     INCOME TAXES. The Company's effective tax rate decreased to 38.6% for the six months ended January 31, 2004 from 41.0% for the six months ended January 31, 2003. This decrease is attributable to an increase in work opportunity tax credits in the current six month period.

     NET INCOME. Net income decreased $660,000, or 22.4%, to $2,288,000, or $.40 per diluted share, in the six months ended January 31, 2004 from $2,948,00, or $.51 per diluted share, in the six months ended January 31, 2003.

     The rate of inflation had no material effect on operations for the six months ended January 31, 2004.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     Current assets increased to $36,304,000 and current liabilities decreased to $4,196,000 at January 31, 2004. This resulted in an increase in working capital of $2,557,000 from $29,551,000 at July 31, 2003 to $32,108,000 at
January 31, 2004. Cash and cash equivalents increased $928,000 to $15,180,000 at January 31, 2004 from $14,252,000 at July 31, 2003.

     The Company provided net cash from operating activities of $1,014,000 for the six months ended January 31, 2004 as compared to net cash provided by operating activities of $897,000 for the six months ended January 31, 2003. The increase in net cash provided by operating activities of $117,000 is attributable to an increase in operating liabilities of $1,049,000, offset by a decrease in operating cash flow of $827,000 and a decrease in operating assets of $105,000 over the comparable period for the six months ended January 31, 2003. Net cash used in investing activities for the six months ended January 31, 2004 consisted of the purchase of equipment. The net cash used in investing activities for the six months ended January 31, 2003 consisted of the purchase of assets of businesses and the purchase of equipment. Net cash used in financing activities for the six months ended January 31, 2004 consisted of the purchase of treasury shares, offset by the proceeds from the exercise of stock options. Net cash used in financing activities for the six months ended January 31, 2003 consisted of the purchase of treasury shares, offset by the proceeds from the exercise of stock options.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 120 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 74 days at January 31, 2004 as compared to 67 days at January 31, 2003.

     The Company renewed its $7,500,000 committed revolving line of credit facility ( the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears. At January 31, 2004 there was no outstanding balance under the credit facility.

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

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of management of the Company, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In October 2003, the Company's Connecticut home care subsidiary received a subpoena from the United States Attorney's Office in New Haven, Connecticut. The subpoena seeks production of documents in connection with an investigation into possible violations of certain federal health care laws. The Company believes that the investigation, which the Company understands is being conducted in parallel with an investigation by state of Connecticut authorities, seeks evidence of potentially fraudulent claims that may have been submitted by psychiatric nurses employed by the Connecticut home care subsidiary. The Company cannot now predict the course or outcome of the investigation or whether additional information will be sought. The Company believes that the investigation extends to certain other competitors in the Connecticut market for psychiatric nursing. The Connecticut home care subsidiary has begun producing documents in response to the subpoena and intends to cooperate with the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company (the "Meeting") was held on December 5, 2003. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

     At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D., Robert C. Pordy, M.D. and Harold Shulman were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                                For                         Against                  Withheld
                                                ---                         -------                  --------
Frederick H. Fialkow                            3,285,948                   21,963                   100
Steven Fialkow                                  3,285,948                   21,963                   100
Bernard Levine, M.D.                            3,302,653                   5,258                    100
Ira Greifer, M.D.                               3,302,653                   5,258                    100
Robert C. Pordy, M.D.                           3,302,653                   5,258                    100
Harold Shulman                                  3,302,653                   5,258                    100

     In addition, the Company's stockholder ratified at the Meeting the selection by the Board of Directors of BDO Seidman, LLP as the Company's independent certified accountants for the year ending July 31, 2004. The votes for such ratification were as follows:

             For                          Against                      Abstain                 Broker Non-Votes
             ---                          -------                      -------                 ----------------
          3,285,448                       21,334                         100                           0

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


          (b)       Reports on Form 8-K:

          On December 15, 2003, the Company filed a report on Form 8-K under
Item 12 thereof referencing a press release dated December 15, 2003, announcing the Company's financial results for the Company's first fiscal quarter ended October 31, 2003.

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL HOME HEALTH CARE CORP.

Date:   March 15, 2004.           /s/ Robert P. Heller
                                  ----------------------------------------
                                  Robert P. Heller
                                  Vice President of Finance (principal financial
                                  officer and principal accounting officer)

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