Form 10-Q
period 2004-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2004-06-14
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004
                                                       --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ______________

                         Commission file number 0-12927

                        NATIONAL HOME HEALTH CARE CORP.
             (Exact name of Registrant as Specified in Its Charter)

            Delaware                                     22-2981141
---------------------------------              ---------------------------------
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

The number of shares of common stock outstanding as of June 11, 2004 was 5,631,544.

                         NATIONAL HOME HEALTH CARE CORP.
                                    Form 10-Q
                      For the Quarter Ended April 30, 2004
                                Table of Contents

PART I.                    FINANCIAL INFORMATION                                                            Page
                                                                                                            ----

Item 1.                    Financial Statements

                           Balance Sheets as of April 30, 2004 and July 31, 2003 (unaudited)                3-4

                           Statements  of  Operations  for the three  months  ended April 30,
                                2004 and April 30, 2003 and the nine  months  ended April 30,
                                2004 and April 30, 2003 (unaudited)                                          5

                           Statements  of Cash Flows for the nine months ended April 30, 2004
                                and April 30, 2003 (unaudited)                                               6

                           Notes to Consolidated Financial Statements                                       7-8

Item 2.                    Management's  Discussion  and Analysis of Financial  Condition and
                           Results of Operations                                                            9-14

Item 4.                    Controls and Procedures                                                           15


PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                 16

Item 6.                    Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                                   17

EXHIBIT INDEX                                                                                                18

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 April 30, 2004    July 31, 2003
                                                                   -----------      -----------
ASSETS

Current:
    Cash and cash equivalents                                      $18,712,000      $14,252,000
    Investments                                                         25,000           22,000
    Accounts receivable-less allowance for possible losses of
       $1,078,000 and $622,000                                      18,652,000       18,705,000
    Prepaid expenses and other assets                                  735,000          804,000
    Deferred income taxes                                              531,000          375,000
                                                                   -----------      -----------

           Total current assets                                     38,655,000       34,158,000

Furniture, equipment and leasehold
    improvements, net                                                  920,000        1,030,000
Goodwill                                                            10,628,000       10,628,000
Other intangible assets, net                                         1,717,000        2,099,000
Deferred income taxes                                                   64,000          163,000
Deposits and other assets                                              448,000          395,000
                                                                   -----------      -----------

                           TOTAL                                   $52,432,000      $48,473,000
                                                                   ===========      ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      April 30, 2004      July 31, 2003
                                                                       ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                              $  3,232,000       $  3,257,000
    Estimated third-party payor settlements                                 697,000            756,000
    Deferred revenue                                                        439,000            460,000
    Income taxes payable                                                     87,000            134,000
                                                                       ------------       ------------

           Total current liabilities                                      4,455,000          4,607,000
                                                                       ------------       ------------

Stockholders' equity:
    Common stock, $.001 par value; authorized
       20,000,000 shares, issued 7,041,388 shares                             7,000              7,000
    Additional paid-in capital                                           26,174,000         25,556,000
    Retained earnings                                                    25,122,000         21,622,000
                                                                       ------------       ------------

                                                                         51,303,000         47,185,000

    Less: treasury stock (1,408,571 and 1,407,571 shares) at cost        (3,326,000)        (3,319,000)
                                                                       ------------       ------------

         Total stockholders' equity                                      47,977,000         43,866,000
                                                                       ------------       ------------

                           TOTAL                                       $ 52,432,000       $ 48,473,000
                                                                       ============       ============

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the three months ended                  For the nine months ended
                                                          April 30,                                   April 30,
                                                  2004                  2003                  2004                  2003
                                               -----------           -----------           -----------           -----------
Net patient revenue                            $23,739,000           $25,120,000           $71,022,000           $72,702,000
                                               -----------           -----------           -----------           -----------

Operating expenses:
   Cost of revenue                              15,163,000            16,374,000            46,688,000            47,070,000
   General and administrative                    5,895,000             6,020,000            17,568,000            17,605,000
   Amortization of intangibles                     128,000               150,000               383,000               441,000
   Allowance for possible losses                   680,000                75,000               840,000               175,000
                                               -----------           -----------           -----------           -----------

     Total operating expenses                   21,866,000            22,619,000            65,479,000            65,291,000
                                               -----------           -----------           -----------           -----------

Income from operations                           1,873,000             2,501,000             5,543,000             7,411,000

Other income:
   Interest                                         43,000                31,000                99,000               121,000
                                               -----------           -----------           -----------           -----------

Income before taxes                              1,916,000             2,532,000             5,642,000             7,532,000

Provision for income taxes                         703,000             1,038,000             2,142,000             3,090,000
                                               -----------           -----------           -----------           -----------

Net income                                      $1,213,000            $1,494,000            $3,500,000            $4,442,000
                                               ===========           ===========           ===========           ===========

Net income per share:
   Basic                                             $0.22                 $0.27                 $0.63                 $0.80
                                               ===========           ===========           ===========           ===========

   Diluted                                           $0.21                 $0.26                 $0.62                 $0.77
                                               ===========           ===========           ===========           ===========

Weighted average shares outstanding:
   Basic                                         5,547,431             5,549,674             5,512,845             5,561,363
                                               ===========           ===========           ===========           ===========

   Diluted                                       5,677,173             5,758,346             5,683,347             5,767,720
                                               ===========           ===========           ===========           ===========


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the nine months ended
                                                                                           April 30,
                                                                                -------------------------------
                                                                                    2004               2003
                                                                                ------------       ------------
Cash flows from operating activities:
   Net income                                                                   $  3,500,000       $  4,442,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                                  630,000            653,000
      Allowance for possible losses, net of writeoffs                               (456,000)            71,000
      Unrealized (gain) loss on investments                                           (3,000)            10,000
      Deferred income taxes                                                          (58,000)           235,000
      Tax benefit realized from the exercise of stock options by employees            99,000            - - - -
      Changes in assets and liabilities:
         Accounts receivable                                                         509,000         (2,478,000)
         Prepaid expenses and other                                                   16,000           (153,000)
         Accounts payable, accrued expenses and other liabilities                    (25,000)           147,000
         Estimated third-party payor settlements                                     (59,000)          (167,000)
         Deferred revenue                                                            (21,000)           178,000
         Income taxes payable                                                        (47,000)           219,000
                                                                                ------------       ------------
                  Net cash provided by operating activities                        4,085,000          3,157,000
                                                                                ------------       ------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements                      (138,000)           (96,000)
   Purchase of assets of business                                                    - - - -         (4,706,000)
                                                                                ------------       ------------
                  Net cash used in investing activities                             (138,000)        (4,802,000)
                                                                                ------------       ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                            520,000              4,000
  Purchase of treasury shares                                                         (7,000)          (440,000)
                                                                                ------------       ------------
         Net cash provided by (used in) financing activities                         513,000           (436,000)
                                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                               4,460,000         (2,081,000)

Cash and cash equivalents-beginning of period                                     14,252,000         15,341,000
                                                                                ------------       ------------

Cash and cash equivalents-end of period                                         $ 18,712,000       $ 13,260,000
                                                                                ============       ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for
       Taxes                                                                    $  2,148,000       $  2,637,000
       Interest                                                                       15,000             15,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2003.

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

NOTE 4 - NET INCOME PER SHARE DATA

         A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                   For the three months ended
                                           April 30,
                                   ------------------------
                                     2004           2003
                                    Shares         Shares
                                   ---------      ---------
Basic EPS:                         5,547,431      5,549,674
Effect of dilutive securities        129,742        208,672
                                   ---------      ---------
Diluted EPS:                       5,677,173      5,758,346
                                   =========      =========


                                   For the nine months ended
                                           April 30,
                                   ------------------------
                                     2004            2003
                                    Shares          Shares
                                   ---------      ---------
Basic EPS:                         5,512,845      5,561,363
Effect of dilutive securities        170,502        206,357
                                   ---------      ---------
Diluted EPS:                       5,683,347      5,767,720
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

     Certain matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties, including but not limited to risks and uncertainties relating to whether the Company can identify, consummate and integrate on favorable terms acquisitions or market penetrations, market acceptance, pricing and demand for the Company's services, changing regulatory environment, changing economic conditions, whether the Company can attract and retain qualified personnel, the ability to manage the Company's growth, and other risks detailed in the Company's other filings with the Securities and Exchange Commission.

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

     The final phase of the Act implemented a 15% cut in Medicare reimbursement rates effective October 1, 2002. In each of the last three fiscal years, less than five percent of the Company's net patient revenue was derived directly from Medicare, and accordingly the change to the prospective payment system has not, to date, had a material adverse impact on the Company. However, there can be no assurance that the Medicare prospective payment system will not adversely impact the Company's reimbursement rates in the future or otherwise have a material adverse effect on the Company. The Company's operations in New York are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected by the prospective payment system. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

     The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 42%, 47% and 48% of net patient revenue for the fiscal years ended July 31, 2003, 2002 and 2001, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, Massachusetts, New Jersey and in Nassau and Westchester Counties, New York.

Certain Trends Expected to Impact Future Results of Operations

     Effective May 1, 2004, the Connecticut Department of Social Services increased the Medicaid rate for certain nursing visits. The rate for a medication administration visit, defined as administration of oral, intramuscular and/or subcutaneous medication by health care agency/professional, was increased from $52 to $56.50 for full visits and from $26 to $28.25 for subsequent visits. The increase in these rates was made retroactive to July 1, 2003, resulting in an increase in net patient revenue of approximately $739,000 for the period from July 1, 2003 through April 30, 2004, all of which was recorded in the results of operations for the three months ended April 30, 2004. The rate change will impact periods following May 1, 2004, and at current levels of operations, the Company estimates that the rate change will result in an increase in net patient revenue of approximately $1,050,000 annually. In May 2003, the rates for these nursing visits were significantly reduced from $85 to $52 per visit. The Connecticut Department of Social Services analyzed the extent of the impact of the previous rate cut and as a result, increased the rates retroactive to July 1, 2003.

     Health Acquisition Corp., d/b/a Allen Health Care Services, the Company's New York licensed home health care subsidiary, and District Council 1707, American Federation of State, County and Municipal Employees (AFSCME), concluded negotiations on an initial three-year labor contract that became effective May 1, 2004. This labor contract provides "covered" home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company does not believe that the labor contract will have a material adverse effect on the Company's future results of operations or financial condition.

Results of Operations and Effects of Inflation

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003.

     Net Patient Revenue. For the three months ended April 30, 2004, net patient revenue decreased $1,381,000, or 5.5%, to $23,739,000 from $25,120,000 for the three months ended April 30, 2003. This decrease was primarily attributable to
(i) a decrease of $746,000 in net patient revenue as a result of the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut that was effective May 1, 2003, (ii) a decrease of $1,008,000 as a result of lesser hours being subcontracted to the Company from other Medicare certified agencies in New York and, (iii) a decrease of $405,000 in staffing revenue primarily as a result of the Company terminating its staffing operations in New York in December 2003. The decline in net patient revenue was offset by an increase in net patient revenue of $778,000 resulting from the Company's expansion in New Jersey and the Company attaining Medicare and Medicaid certification in Massachusetts.

     Gross Profit. Gross profit margin increased to 36.1% for the three months ended April 30, 2004, from 34.8% for the three months ended April 30, 2003. This increase was attributable to the retroactive increase of $739,000 in net patient revenue for certain nursing visits in Connecticut (which was discussed above under the caption "Certain Trends Expected to Impact Future Results of Operations"), all of which was recorded in the three months ended April 30, 2004. Excluding the net patient revenue resulting from the retroactive increase, gross profit margin decreased to 34.1% for the three months ended April 30, 2004. This decrease was primarily attributable to the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut and, to a lesser extent, increases in direct payments to caregivers and increased workers compensation rates.

     General and Administrative. General and administrative expenses decreased $125,000, or 2.1%, to $5,895,000 for the three months ended April 30, 2004 from $6,020,000 for the three months ended April 30, 2003. This decrease is primarily attributable to the reductions in administrative personnel associated with both the downsizing of the Company's staffing operations and as a result of the Connecticut reimbursement rate reduction in certain Medicaid nursing rates. As a percentage of net patient revenue, general and administrative expenses increased to 24.8% for the three months ended April 30, 2004 from 24.0% for the three months ended April 30, 2003. Excluding the retroactive increase of $739,000 in net patient revenue recorded in the three months ended April 30, 2004, as a percentage of net patient revenue, general and administrative expenses increased to 25.6% of net patient revenue.

     Amortization. Amortization of intangibles decreased $22,000, or 14.7%, to $128,000 for the three months ended April 30, 2004 from $150,000 for the three months ended April 30, 2003. This decrease is attributable to previous acquisitions that have now been fully amortized.

     Allowance for Possible Losses. The Company recorded an allowance for possible losses of $680,000 for the three months ended April 30, 2004, as compared to $75,000 for the three months ended April 30, 2003. The increase in the allowance for possible losses is attributable to the Company setting up allowances for accounts receivable balances from certain Medicare certified home health care agencies in the amount of $600,000 in the current three-month period. These agencies have been experiencing financial difficulties and, as a result, the Company has been unable to receive payments in accordance with contract terms. The Company is closely monitoring these accounts receivable balances.

     Income from Operations. As a result of the foregoing, income from operations decreased $628,000, or 25.1% to $1,873,000 for the three months ended April 30, 2004 from $2,501,000 for the three months ended April 30, 2003.

     Interest Income. Interest income increased $12,000, or 38.7%, to $43,000 for the three months ended April 30, 2004 from $31,000 for the three months ended April 30, 2003. This increase is attributable to the Company generating higher cash balances over the past fiscal year. Although the Company has generated higher cash balances over the periods, the decline in interest rates has reduced the Company's ability to maximize interest income.

     Income Taxes. The Company's effective tax rate decreased to 36.7% for the three months ended April 30, 2004 from 41.0% for the three months ended April 30, 2003. This decrease is attributable to an increase in work opportunity tax credits in the current three-month period and an over accrual of taxes recorded in the fiscal year ended July 31, 2003.

     Net Income. Net income decreased $281,000, or 18.8%, to $1,213,000, or $.21 per diluted share, in the three months ended April 30, 2004 from $1,494,000, or $.26 per diluted share, in the three months ended April 30, 2003.

Nine Months Ended April 30, 2004 Compared to Nine Months Ended April 30, 2003

     Net Patient Revenue. For the nine months ended April 30, 2004, net patient revenue decreased $1,680,000, or 2.3%, to $71,022,000 from $72,702,000 for the nine months ended April 30, 2003. This decrease was primarily attributable to
(i) a decrease of $1,585,000 in net patient revenue as a result of the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut that was effective May 1, 2003, (ii) a decrease of $2,458,000, as a result of lesser hours being subcontracted to the Company from other Medicare certified agencies in New York and, (iii) a decrease of $667,000 in staffing revenue, primarily as a result of the Company terminating its staffing operations in New York in December 2003. The decline in net patient revenue was offset by an increase in net patient revenue of $3,030,000, resulting from the Company's expansion in New Jersey and the Company attaining Medicare and Medicaid certification in Massachusetts.

     Gross Profit. Gross profit margin decreased to 34.3% for the nine months ended April 30, 2004 from 35.3% for the nine months ended April 30, 2003. This decrease includes a retroactive increase of $739,000 for certain nursing visits in Connecticut (which was discussed above under the caption "Certain Trends Expected to Impact Future Results of Operations"), all of which was recorded in the nine months ended April 30, 2004. Excluding the net patient revenue resulting from the retroactive increase, gross profit decreased to 33.6% for the nine months ended April 30, 2004. This decrease was primarily attributable to the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut and, to a lesser extent, increases in direct payments to caregivers, and increased worker compensation rates.

     General and Administrative. General and administrative expenses decreased $37,000, to $17,568,000 for the nine months ended April 30, 2004 from $17,605,000 for the nine months ended April 30, 2003. This decrease is primarily attributable to the reductions in administrative personnel associated with both the downsizing of the Company's staffing operations and as a result of the Connecticut reimbursement rate reduction in certain Medicaid nursing rates. As a percentage of net patient revenue, general and administrative expenses increased to 24.7% for the nine months ended April 30, 2004 from 24.2% for the nine months ended April 30, 2003.

     Amortization. Amortization of intangibles decreased $58,000, or 13.2%, to $383,000 for the nine months ended April 30, 2004 from $441,000 for the nine months ended April 30, 2003. This decrease is attributable to previous acquisitions that have now been fully amortized.

     Allowance for Possible Losses. The Company recorded an allowance for possible losses of $840,000 for the nine months ended April 30, 2004 as compared to $175,000 for the nine months ended April 30, 2003. This increase is explained in the above three-month discussion.

     Income from Operations. As a result of the foregoing, income from operations decreased $1,868,000, or 25.2% to $5,543,000 for the nine months ended April 30, 2004 from $7,411,000 for the nine months ended April 30, 2003.

     Interest Income. Interest income decreased $22,000, or 18.2%, to $99,000 for the nine months ended April 30, 2004 from $121,000 for the nine months ended April 30, 2003. This decrease is attributable to the Company being required to maintain higher compensating balances in its operating accounts as well as the continued decline in interest rates.

     Income Taxes. The Company's effective tax rate decreased to 38.0% for the nine months ended April 30, 2004 from 41.0% for the nine months ended April 30, 2003. This decrease is attributable to an increase in work opportunity tax credits in the current nine month period and an over accrual of taxes recorded in the fiscal year ended July 31, 2003.

     Net Income. Net income decreased $942,000, or 21.2%, to $3,500,000, or $.62 per diluted share, in the nine months ended April 30, 2004 from $4,442,000, or $.77 per diluted share, in the nine months ended April 30, 2003.

     The rate of inflation had no material effect on operations for the nine months ended April 30, 2004.

Financial Condition and Capital Resources

     Current assets increased to $38,655,000 and current liabilities decreased to $4,455,000 at April 30, 2004. This resulted in an increase in working capital of $4,649,000 from $29,551,000 at July 31, 2003 to $34,200,000 at April 30,
2004. Cash and cash equivalents increased $4,460,000 to $18,712,000 at April 30, 2004 from $14,252,000 at July 31, 2003.

     The Company provided net cash from operating activities of $4,085,000 for the nine months ended April 30, 2004 as compared to net cash provided by operating activities of $3,157,000 for the nine months ended April 30, 2003. The increase in net cash provided by operating activities of $928,000 is attributable to a decrease in operating assets of $3,156,000, offset by a decrease in operating cash flow of $1,699,000 and a decrease in operating liabilities of $529,000 over the comparable period for the nine months ended April 30, 2003. Net cash used in investing activities for the nine months ended April 30, 2004, consisted of the purchase of equipment. The net cash used in investing activities for the nine months ended April 30, 2003 consisted of the purchase of assets of businesses and the purchase of equipment. Net cash provided by financing activities for the nine months ended April 30, 2004 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury shares. Net cash used in financing activities for the nine months ended April 30, 2003 consisted of the purchase of treasury shares, offset by the proceeds from the exercise of stock options.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services on a basis of 90 to 150 days with respect to contracted and insurance business and 15 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 75 days at April 30, 2004 as compared to 69 days at April 30, 2003.

     The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a ..25% commitment fee on unused amounts, payable quarterly in arrears. At April 30, 2004 there was no outstanding balance under the credit facility.

     The Company intends to incur capital expenditures of approximately $1,000,000 during the next twelve month period in connection with the proposed implementation of new computer software systems and hardware. The new hardware would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software and hardware will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures and otherwise meet its short term and long term liquidity needs with its current cash balances, cash flow from operations and its credit facility.

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

         (b) Reports on Form 8-K:

         On March 16, 2004, the Company filed a report on Form 8-K under Item 12 thereof referencing a press release dated March 16, 2004, announcing the Company's financial results for the Company's second fiscal quarter ended January 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL HOME HEALTH CARE CORP.


Date: June 14, 2004.              /s/ Robert P. Heller
                                  ----------------------------------------------
                                  Robert P. Heller
                                  Vice President of Finance (principal financial
                                  officer and principal accounting officer)

                                  EXHIBIT INDEX

Exhibit                               Document
Number                                --------
-------
31.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification of Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*  Filed herewith