Form 10-K
period 2004-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2004-10-29
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


For the fiscal year ended July 31, 2004           Commission File Number 0-12927


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                              -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes            No  X
                                         -----         -----

As of January 31, 2004, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $30,721,968 calculated on the basis of the average of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares of the Registrant's Common Stock outstanding on October 22, 2004 was 5,579,968.

Certain information to be included in the Registrant's definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, for the Registrant's 2004 Annual Meeting of Stockholders is incorporated by reference into Part III of this annual report on Form 10-K.


                                                  TABLE OF CONTENTS
                                                  -----------------

                                                                                                               Page
                                                                                                               ----
Cautionary Statement..............................................................................................1

                                                       PART I

Item 1.        Business...........................................................................................1

Item 2.        Properties........................................................................................14

Item 3.        Legal Proceedings.................................................................................15

Item 4.        Submission of Matters to a Vote of Security Holders...............................................16


                                                       PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities..............................................................................17

Item 6.        Selected Financial Data...........................................................................19

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............19

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk........................................27

Item 8.        Financial Statements and Supplementary Data.......................................................27

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..............27

Item 9A.       Controls and Procedures...........................................................................27

Item 9B.       Other Information.................................................................................28


                                                      PART III

Item 10.       Directors and Executive Officers of the Registrant................................................29

Item 11.       Executive Compensation............................................................................29

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters...........................................................................................29

Item 13.       Certain Relationships and Related Transactions....................................................29

Item 14.       Principal Accountant Fees and Services............................................................29


                                                       PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................29

Signatures     ..................................................................................................31

Exhibit Index  ..................................................................................................32

                                     PART I

Cautionary Statement

The Annual Report on Form 10-K contains certain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "project," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in this document. These include but are not limited to risks and uncertainties relating to whether the Company can identify, consummate and integrate on favorable terms acquisitions or market penetrations; market acceptance; pricing and demand for the Company's services; changing regulatory environment; changing economic conditions; whether the Company can attract and retain qualified personnel; ability to manage the Company's growth; and other risks detailed in this document. Please refer to the "Risk Factors" Section in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

Item 1.   Business.

General

         National  Home  Health  Care  Corp.   (the  "Company")  is  a  Delaware
corporation which is a provider of home health care and staffing services in the Northeast region.

Industry Overview

         United States health care spending continues to outpace the rate of inflation, and the population of older Americans continues to increase. The Company believes that alternatives to costly hospital and nursing home stays will continue to create demand for home health care. Medicare, Medicaid and other managed care insurance companies continue to look for a setting whereby the aged population can receive health care services most cost efficiently. Home health care has evolved as the acceptable and most preferred alternative in this continuum. Patient comfort and substantial cost savings can generally be realized through treatment at home as an alternative to traditional institutional settings. Continuing economic pressures within the home health care industry and the changes to Medicare reimbursement have forced providers to modify the manner in which they provide home health care services. Those companies that successfully operate with efficient business models can provide quality patient care and manage costs under the current reimbursement system.

         The home health care industry has traditionally been highly fragmented, comprised of not-for profit and for profit smaller local home health agencies offering limited services. These smaller agencies do not generally have the necessary capital to expand their operations or services and are often unable to achieve the cost efficiencies to compete effectively. The implementation of the Medicare Prospective Payment system and other legislation at the state levels has created major industry consolidation.

Home Health Care Services

         Home health care services include four broad categories: (1) home health nursing services, (2) infusion therapy, (3) respiratory therapy, and (4) home medical equipment. According to statistics from CMS' Office of the Actuary, total expenditures by payers on home health nursing services was approximately $33.0 billion in 2001. Medicare is the largest single payer, accounting for $11.0 billion in 2002, and this is projected to grow to $21.9 billion by 2012 according to the home health care spending projections by CMS' Office of the Actuary.

         The Company currently operates thirty offices consisting of one parent corporate office, nineteen offices that coordinate home health care services and ten satellite offices. The Company has two Medicare provider numbers and is a Medicaid provider in each of the four states in which it operates. The Company provides a wide variety of home health care services including:

         o Registered nurses who provide clinical nursing assessments, evaluations, clinical interventions, medication supervision and/or administration.

         o        Licensed  practical nurses who perform  technical  procedures,
                  administer   medications   and  change  surgical  and  medical
                  dressings.

         o Physical and occupational therapists who work to strengthen muscles, restore range of motion and help patients perform the activities of daily living.

         o        Speech    pathologists/therapists    who   work   to   restore
                  communication and oral skills.

         o Medical social workers who help families address the problems associated with acute and chronic illnesses.

         o Home health aides who perform personal care such as bathing or assistance in walking.

         o Private duty services such as continuous hourly nursing care and sitter services.

         The Company has five principal operating subsidiaries:

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

         During the fiscal year ended July 31, 2004, the Company terminated its healthcare staffing operations in both New York and New Jersey.

         Health Acquisition Corp. d/b/a Allen Health Care Services. Allen Health Care is a provider of personal home health aide services in New York State. Services are provided by personal care aides, home health aides and homemakers (collectively, "caregivers"). Allen Health Care is licensed by the State of New York Department of Health. Allen Health Care maintains its principal administrative office in Jamaica, New York and has a branch office in Mount Vernon, New York. Case coordinating of patients is performed at these two offices. In addition, Allen Health Care has satellite offices in Brooklyn, Hempstead and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Westchester, Queens, Kings, New York and the Bronx.

         Home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and thereafter is performed both annually and randomly. In March 2002, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through March 2005.

         Allen Health Care is reimbursed primarily by certified home health care agencies ("CHHAs") and long-term health care provider programs that subcontract their home health aides from Allen Health Care, as well as by private payers and the Nassau and Westchester Counties Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

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

         New England Home Care, Inc. In August 1995, the Company acquired New England. New England is a Medicare certified and state licensed home health care company in Connecticut. In November 2001, New England was re-surveyed by JCAHO, resulting in New England extending its accredited status through November 2004. New England provides services throughout Connecticut. Services include skilled nursing, physical therapy, occupational therapy, medical social services, home health aide and homemaker services. In addition, New England provides specialty services consisting of adult/geriatric, pediatric, post-acute rehabilitation, behavioral medicine and maternal/child health. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or certified under a Connecticut state-approved program and can be engaged on a full-time, part-time or live-in basis. Since 1995, New England has performed criminal background investigations on all new personnel.

         New England maintains its principal administrative office in Milford, Connecticut. In addition, New England has administrative offices in Cromwell, West Hartford and Waterbury and satellite offices in Norwalk, Hamden, Danbury, Norwich and Guilford, Connecticut. Case coordinating of patients is performed at the Milford, Cromwell, West Hartford and Waterbury administrative offices. The satellite offices are used as drop-off offices for paperwork, recruitment, in services and orientation of personnel. Reimbursement for New England's services is primarily provided by the State of Connecticut Department of Social Services Medical Care Administration, the Federal Medicare Program, managed care companies, private payers, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their home health aides from New England.

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

         In March 2003, New England acquired certain assets from Professional Relief Nurses, Inc. ("PRN"), a Medicare certified and licensed home health care company engaged in providing home health care services in Hartford, Litchfield, New Haven and Middlesex Counties, Connecticut.

         In October 2004, New England acquired certain assets from On Duty Metropolitan Connecticut, LLC, a Medicare certified and licensed home health care company engaged in providing nursing and home health care services in New Haven and Fairfield Counties, Connecticut.

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

         Connecticut Staffing Works Corp. Connecticut Staffing was organized in October 1999 to operate certain of the assets acquired from the Optimum Entities. Connecticut Staffing is a full-service health care staffing company. It provides temporary staffing to hospitals, skilled nursing facilities, home health organizations, schools and other institutions. Staffing personnel include registered nurses, licensed practical nurses, certified nursing assistants, home health aides, homemakers, opticians, medical secretaries and emergency medical technicians. It maintains administrative office in Cromwell, Connecticut. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are available in the office Monday to Friday 6:00 a.m. to 7:00 p.m. Weekends, holidays and after hours are supported by an on-call system which pages a staffing coordinator. From inception, Connecticut Staffing has performed criminal background investigations on all new personnel.

         Connecticut Staffing maintains a roster of quality professional personnel. The continued success of Connecticut Staffing is dependent on, among other things, its ability to maintain a steady roster of per diem workers to meet the staffing requirements of its clients. Connecticut Staffing believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

         Accredited Health Services, Inc. In October 1998, the Company acquired Accredited. Accredited is a licensed home health care company that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset and Middlesex Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has a branch office in Verona, New Jersey. Case coordinating of patients is performed in both the Hackensack and Verona offices. Accredited also has a satellite office in Union City, New Jersey that is used for recruitment, in services and orientation of home health aides.

         Accredited provides home health care services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are licensed under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. Accredited has been approved by the New Jersey Board of Nursing for the training of home health aides in the State of New Jersey. Effective November 2003, all home health aides of Accredited have criminal background checks performed by the State of New Jersey.

         In March 2004 , Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited's services is primarily by the state of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their home health aides from Accredited and private payers.

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

         Accredited's growth depends on, among other things, its ability to recruit and retain qualified home health aides. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and programs designed to encourage new employee referrals by existing employees. Accredited believes that it offers competitive salaries and fringe benefits and has been able to keep its home health aides working on a steady basis.

         Medical Resources Home Health Corp. In September 2002, the Company, through a wholly-owned subsidiary, acquired certain assets of Medical Resources, Inc. and related entities (collectively, the "Medical Resources Entities"). The Medical Resources Entities provided home health care services in Massachusetts.

         The  Massachusetts   State  Home  Care  Program  provides  services  to
approximately 33,000 frail, low income elders throughout the state. The funds and services are managed through twenty-seven Aging Service Access Points ("ASAPs") that are not-for-profit organizations geographically dispersed throughout the state. Services provided through this state program include homemaking, personal care, chore, companion and shopping. Medical Resources has contracts with certain of these ASAPs to provide homemaking and personal care services. Services are provided twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. From inception, Medical Resources has performed criminal background investigations on all new personnel.

         Medical Resources maintains its principal administrative office in Newton, Massachusetts and has satellite offices in Boston, Lynn, Framingham, North Andover, Leominster, Worcester, Chicopee, Bellingham, North Dartmouth and North Easton, Massachusetts. Case coordinating of patients is performed in Newton and the satellite offices. The satellite offices are also used as drop-off offices for paperwork, recruitment, in services, training and orientation of new personnel.

         In April 2003, Medical Resources received its Medicare certification from the Department of Health and Human Services. In June 2003, Medical
Resources received its Medicaid provider number from the Commonwealth of Massachusetts. As a result of receiving these certifications, Medical Resources expanded its services to include nursing, physical therapy, occupational therapy, speech therapy, medical social services and home health aide services to Medicare and Medicaid recipients.

         The growth of Medical Resources depends on, among other things, its ability to recruit and retain staff as well as its ability to generate referrals of Medicare and Medicaid patients. Medical Resources believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

Organization

         The Company's corporate headquarters is located in Scarsdale, New York, where all senior corporate administrative functions are performed. The Company's operations are conducted by its five operating subsidiaries. Although the Company maintains separate subsidiaries in its various jurisdictions of operations, it reviews its operations primarily on an integrated rather than geographic or separate-subsidiary basis. Each subsidiary has a main administrative office where all management functions are performed and overseen by the subsidiary President. Each administrative office performs intake and case coordinating of patients, corporate compliance, human resources, marketing and all financial and accounting functions.

Insurance

         The Company and its subsidiaries maintain casualty coverages for all of its operations, including professional and general liability, workers' compensation, automobile, property, fiduciary liability and directors and officers insurance. The Company reviews its insurance coverages throughout the year to insure that adequate coverages are in place. In New York State, the Company self insures up to specified limits certain risks related to workers' compensation. While the Company believes its insurance policies are adequate, in the wake of the terrorist events of September 11, 2001, the Company has experienced substantial increases in the cost of its insurance coverage. As a result, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees and Labor Relations

         As of October 25, 2004, the Company had approximately 3,350 full and part-time employees. The Company currently employs the following classifications of personnel: administrative employees which consist of a senior management team (CEO and CFO) of the parent company and a COO, CFO and vice-presidents at each subsidiary company; office administrative staff, nursing directors and clinical managers; sales and marketing executives; licensed and certified professional staff (RNs, LPNs, therapists); and non-licensed care givers (home health and personal care aides). The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

         Effective May 1, 2004, Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees (AFSCME), concluded negotiations on an initial three-year labor contract. The labor contract provides "covered" home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company has no other union contracts with any of its employees. The Company believes its relationship with its employees is satisfactory.

         In a recent court case (Coke v. Long Island Care At Home, Ltd), the United States Court of Appeals for the Second Circuit invalidated the interpretation by the United States Department of Labor of certain overtime exemptions under the Fair Labor Standards Act regarding companionship services. As a result, it appears that federal overtime pay requirements would apply to all of the Company's personnel that provide home health care services. Unless the aforementioned decision is overturned on appeal, the Company's labor costs would increase, but the Company does not believe that such increase would have a material adverse affect on its operating results.

Risk Factors

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

Risk Related to the Company's Ability to Attract Qualified Caregivers.

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

         In addition, effective May 1, 2004, Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees (AFSCME), concluded negotiations on an initial three-year labor contract. There can be no assurance that the terms of this collective bargaining agreement will not materially increase labor-related costs or otherwise have a material adverse affect on the Company, that further unionizing activity will not occur at other subsidiaries of the Company or that any such activity will not have a material adverse effect on the Company.

Risks Related to Competition.

         The home health care business is highly competitive. Some of the Company's competitors, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Some of the Company's competitors also may have greater marketing and financial resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining customers are the quality of services provided and the pricing of such services. Competition for referrals may increase in the future and, as a result, the Company may not be able to remain competitive. To the extent competitors gain or retain market share by reducing prices or increasing marketing expenditures, the Company could lose market share or otherwise experience a material adverse effect. The Company does not have long-term agreements or exclusive guaranteed order contracts with its customers. The success of the Company's business is dependent upon its ability to continually secure new business from its customers and to service such new business with its caregivers. The Company's customers are free to seek services from the Company's competitors and to use caregivers that such competitors offer them. Therefore, the Company must maintain positive relationships with its customers, otherwise the Company may be unable to generate new business for its caregivers, which could have a material adverse effect on the Company.

Risks Related to Medicare and Medicaid Retroactive Adjustments and Recoupments.

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

Risks Related to Federal and State Regulations.

         The Company is subject to substantial and frequently changing federal, state and local regulations. The Company must also comply with state licensing along with federal and state eligibility standards for certification as a Medicare and Medicaid provider. In addition, new laws and regulations are adopted periodically to regulate new and existing services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payers. Federal laws governing the Company's activities include regulation of Medicare reimbursement and certification and certain financial relationships with health care providers (collectively, the "fraud and abuse laws"). Although the Company intends to comply with all applicable federal and state fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. (For further discussion on such fraud and abuse laws, see "Government Regulation and Licensing - Medicare Fraud and Abuse"). There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactment of new laws or regulations, will not have a material adverse effect on the Company. In addition, the Balanced Budget Act of 1997, as amended (the "Balanced Budget Act"), introduced several government initiatives causing changes to Medicare reimbursement. These changes have resulted in the Company experiencing a decline in revenue from its Medicare certified nursing agency. (For further discussion on the Balanced Budget Act, see "Government Regulation and Licensing - Medicare"). There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company.

         In October 2003, New England received a subpoena from the United States Attorney's Office in New Haven, Connecticut. The subpoena sought production of documents in connection with an investigation into possible violations of certain federal health care laws. The Company believes that the investigation, which the Company understands is being conducted in parallel with an investigation by state of Connecticut authorities, seeks evidence of potentially fraudulent claims that may have been submitted by psychiatric nurses employed by New England. The Company cannot now predict the course or outcome of the investigation or whether additional information will be sought. The Company believes that the investigation extends to certain other competitors in the Connecticut market for psychiatric nursing. New England has produced documents in response to the subpoena and intends to continue to cooperate with the investigation.

         In the event that the government investigation uncovers a fraudulent scheme and New England is convicted of participating in such a scheme, the penalties could include (1) fines and restitution in excess of $1,000,000, (2) organizational probation that could include requirements such as court-monitored supervision and termination of responsible employees, officers and/or directors and (3) suspension or debarment from federally funded programs. Ancillary consequences could include: (1) criminal prosecution of responsible employees, officers and directors, (2) civil enforcement and penalties and (3) default under loan and insurance covenants.

         On or about October 8, 2004, New England was notified by the Division of Health Systems Regulation for the Connecticut Department of Public Health ("DPH") of New England's alleged lack of compliance with a Condition of Participation and nine standards for continued Certification for Participation in the Title XVIII Medicare Program ("Summary Statement of Deficiencies"). On October 12, 2004, New England received notice from DPH of alleged violations of Connecticut state regulations based on substantially the same grounds as the Summary Statement of Deficiencies. DPH notified New England that consideration for continued Medicare certification would be based on New England's submission of a Plan of Correction addressing the cited deficiencies and DPH's acceptance of that Plan of Correction by November 12, 2004. Although New England disputes certain of the deficiencies cited by DPH, New England intends to comply fully with DPH's direction and has submitted a Plan of Correction and expects that its Plan of Correction will be acceptable. In the event that New England's Plan of Correction is deemed unacceptable, New England would no longer be certified as an approved provider of services reimbursed under the Medicare program and would be prohibited from participating in that program as well as the Medicaid program. Revenues derived from New England's participation in the Medicare and Medicaid programs for the fiscal year ended July 31, 2004 were 32% of the Company's total revenues for such period.

Risks Related to the Company's Exposure to Professional Liabilities.

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

Risks Related to Third Party Payers.

         For the twelve months ended July 31, 2004, 2003 and 2002, the percentage of the Company's revenues derived from Medicare and Medicaid was 48%, 47%, and 50%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payers to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payer sources and any changes in applicable government regulations could have a material adverse effect on the Company. See
Item 7 - "Certain Trends Expected to Impact Future Results of Operations". Changes in the mix of the Company's patients among Medicare, Medicaid and other payer sources may also affect the Company's revenues and profitability.

Risks Related to the Company's Acquisition Strategy.

         In recent years, the Company's strategic focus has been on the acquisition of small to medium sized home health care agencies, or of certain of their assets, in targeted markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into the Company's business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. The Company may not be able to fully integrate the operations of the acquired businesses with its own in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on the Company. In addition, the Company's growth over the last several years has principally resulted from acquisitions and penetration of markets abandoned by competitors. There can be no assurance that the Company will be able to identify suitable acquisitions or available market share in the future nor that any such opportunities, if identified, will be consummated on terms favorable to the Company, if at all. In the absence of such successful transactions, there can be no assurance that the Company will experience further growth, nor that such transactions, if consummated, will result in further growth.

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

         The Company has grown significantly over the past few years. This growth, which has resulted primarily from acquisitions and which management intends to continue to pursue, poses a number of difficulties and risks for the Company. As the Company has grown and may continue to grow (as to which there can be no assurance) in both revenue and geographical scope, such growth stretches the various resources of the Company, including management, information systems, regulatory compliance, logistics and other controls. There can be no assurance that such resources will keep pace with such growth. If the Company does not maintain such pace, then its prospects would be materially adversely affected.

Risks Related to the Company's Dependence on Senior Management.

         The Company believes that the success of its business strategy and its ability to operate profitably depends on the continued employment of its senior management team. If any member of the Company's senior management team became unable or unwilling to continue in their present positions, the Company's business and financial results could be materially adversely affected.

Competition

         The home health care field is highly competitive in each state in which the Company operates. The Company is competing with numerous other licensed as well as certified home health care agencies in each of the markets it serves. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. The Company believes it is one of the largest competitors in the state of Connecticut. However, the Company believes that numerous competitors in the other principal markets served by the Company (i.e., the states of Massachusetts, New York and New Jersey) have substantially greater personnel, financial and other resources than the Company. Competition also involves the quality of services provided and the pricing for such services. The Company's largest competitors include Gentiva Health Services, Inc., Premier Health Services, Patient Care, Inc., New York Health Care, Inc. and Personal Touch Home Care, Inc. As a result of changes in Medicare reimbursement and the competitive pressures of managed care, the home health care industry continues to experience consolidation. In addition, the Company believes that smaller, less financially secure home health agencies will continue to find it difficult to compete for market share and comply with regulatory compliance standards.

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

Customers

         The Company provides its services to four types of payer sources. These sources include federal and state funded public assistance programs (Medicare and Medicaid), other third party payers (subcontracts), insurance companies and private payers.

         A substantial portion of the Company's revenue is derived from subcontracts that the Company has with Medicare certified home health care agencies and long-term health care provider programs that subcontract their patients to the Company. From time to time, some of these agencies have requested bids from the home care agencies to which they subcontract. If the Company is not successful in maintaining these contracts as they come up for bid, it could have a materially adverse effect on the Company's results of operations.

         For the fiscal years ended July 31, 2004, 2003 and 2002, the State of Connecticut Department of Social Services Medical Care Administration program accounted for 27%, 29% and 32%, respectively, of the Company's net patient revenue; the New Jersey Department of Human Services Division of Medical Assistance and Health Services program accounted for 9%, 7% and 8% respectively, of the Company's net patient revenue; and the State of New York Department of Social Services personal care aide program for the counties of Nassau, Suffolk and Westchester accounted for 5%, 5% and 7% respectively, of the Company's net patient revenue. During fiscal year ended July 31, 2004, the Company exited the Suffolk County Department of Social Services personal care aide program. This program accounted for less than 1% of Company's net patient revenue over the past two fiscal years. The loss of or a significant adverse change in the business terms with any of the foregoing customers would have a material adverse effect on the Company.

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

         The Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act ("HIPAA") was enacted by the Federal government on August 12, 1996, and requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA mandates, among other things, that the Department of Health and Human Services (the "DHHS") adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement, and management has implemented processes and procedures to ensure continued compliance with these regulations.

         Medicare. Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut and Massachusetts. Approximately 5%, 5% and 3% of revenue for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, were derived from the Medicare program (see "Risk Factors -Risks Related to Federal and State Regulations" above for a discussion regarding the Company's participation in the Connecticut Medicare program).

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

         Medicaid. Approximately 43%, 42% and 47% of revenue for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey, Massachusetts and in

Nassau and Westchester Counties, New York. Future Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program (see "Risk Factors -Risks Related to Federal and State Regulations" above for a discussion regarding the Company's participation in the Connecticut Medicaid program).

         New Jersey Legislation. During fiscal year ended July 31, 2003, legislation was proposed in the state of New Jersey that would have established four regional councils to maintain registries of home health care workers and to regulate various aspects of the home health care industry.

         During the fiscal year ended July 31, 2004, this proposed legislation was defeated.

Item 2.   Properties.

         The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through fiscal 2009. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:


                       Approximate                               Expiration Date
Location               Square Feet           Use                     of Lease
--------               -----------           ---                 ---------------
Scarsdale, NY             2,679      Corporate headquarters      October 31, 2008
Queens, NY               12,300      Administrative office       July 31, 2005
Mount Vernon, NY          2,500      Branch office               November 30, 2005
Hempstead, NY             1,528      Satellite office            November 30, 2007
Brooklyn, NY                800      Satellite office            Month-to-Month
Bronx, NY                   648      Satellite office            August 31, 2005
Milford, CT              18,441      Administrative office       March 31, 2006
Cromwell, CT             15,219      Administrative office       September 30, 2005
Norwalk, CT               1,400      Satellite office            Month-to-Month
Hamden, CT                1,875      Satellite office            Month-to-Month
Danbury, CT                 780      Satellite office            Month to Month
Norwich,  CT              1,200      Satellite office            Month to Month
Waterbury,  CT            3,986      Branch office               May 31, 2007
West Hartford, CT         4,455      Branch office               October 31, 2005
Guilford, CT                200      Satellite office            Month-to-Month
Hackensack, NJ            4,281      Administrative office       September 30, 2005
Hackensack, NJ              852      Satellite office            September 30, 2005
Verona, NJ                1,765      Branch office               December 14, 2005
Union City, NJ              300      Satellite office            Month to Month
Newton, MA                3,838      Administrative office       August 31, 2007
Bellingham, MA              260      Satellite office            Month to Month
North Andover, MA           220      Satellite office            July 31, 2005
Framingham, MA              525      Satellite office            Month to Month
Boston, MA                  795      Satellite office            January 31, 2005
Lynn, MA                    412      Satellite office            August 31, 2004*
North Dartmouth, MA         964      Satellite office            Month to Month
Chicopee, MA              1,340      Satellite office            November 30, 2004




                       Approximate                               Expiration Date
Location               Square Feet           Use                     of Lease
--------               -----------           ---                 ---------------
North Easton, MA            550      Satellite office            August 31, 2004*
Leominster, MA            1,000      Satellite office            August 31, 2004*
Worcester, MA             1,510      Branch office               October 31, 2006


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

         *The Company is in the process of renewing such leases for a one year term and upon substantially the same terms and conditions.

Item 3.   Legal Proceedings.

         The Company and certain of its officers and directors (the "director defendants") were named as defendants in a consolidated class action brought on behalf of certain shareholders of SunStar Healthcare, Inc. ("SunStar"). The lawsuit asserted alleged acts or omissions, which allegedly resulted in misrepresentations or omissions of material information concerning the financial condition of SunStar. In addition, the lawsuit alleged that the Company and the director defendants exercised control over SunStar. In February 2001, the Court dismissed the complaint and granted the plaintiffs leave to amend. In October 2001, the Court granted the defendants' motion to dismiss the amended complaint with prejudice. Plaintiffs did not appeal this decision.

         In a related action, the director defendants were named in a case brought by the Department of Insurance of the State of Florida as receiver for SunStar. The allegations in this action were similar to those alleged in the class action lawsuit, which was subsequently dismissed. Although the Company was not named in this action, the Company agreed to indemnify the director defendants to the fullest extent permitted under its by-laws. On May 7, 2001, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001 the director defendants filed a motion to dismiss the amended complaint. In September 2002, the director defendants (and certain other defendants) entered into a settlement agreement with the plaintiff to resolve this action. The settlement payments were made in March 2004. The Company indemnified the director defendants for their share of the settlement payments. Because the amount paid had been previously reserved, the payments had no impact on the Company's July 31, 2004 consolidated statement of earnings.

         In October 2003, New England received a subpoena from the United States Attorney's Office in New Haven, Connecticut. The subpoena sought production of documents in connection with an investigation into possible violations of certain federal health care laws. The Company believes that the investigation, which the Company understands is being conducted in parallel with an investigation by state of Connecticut authorities, seeks evidence of potentially fraudulent claims that may have been submitted by psychiatric nurses employed by New England. The Company cannot now predict the course or outcome of the investigation or whether additional information will be sought. The Company believes that the investigation extends to certain other competitors in the Connecticut market for psychiatric nursing. New England has produced documents in response to the subpoena and intends to continue to cooperate with the investigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2004.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          (a)      Market Information

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2003 and 2004. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                                          Market Prices
                                                                              --------------------------------------
                                                                                       High                 Low
                                                                                       ----                 ---
Year ended July 31, 2003
------------------------

1st Quarter..............................................................             $10.93               $8.25
2nd Quarter..............................................................              10.90                7.82
3rd Quarter..............................................................              10.34                6.35

4th Quarter..............................................................               7.83                6.50


Year ended July 31, 2004
------------------------

1st Quarter..............................................................             $10.40               $6.67
2nd Quarter..............................................................              11.09                8.29
3rd Quarter..............................................................              12.28                9.51
4th Quarter..............................................................              11.75                9.11

          (b)      Holders

         There were approximately 161 holders of record of the Company's Common Stock as of October 22, 2004, excluding certain beneficial holders that own their shares in street name, but including each firm which holds shares on behalf of such beneficial owners.

          (c)      Dividends

         The Company has not declared or paid cash dividends for the last two fiscal years. The Board of Directors of the Company did declare a cash dividend of $0.075 per share of Common Stock in the fiscal quarter ending October 31, 2004. The Company anticipates that this amount will be paid as a quarterly dividend going forward, subject to the Board's discretion, based on the Company's cash requirements.

          (d)      Securities Authorized for Issuance Under Equity
                   Compensation Plans.

====================================================================================================================
                                                                                           Number of Securities
                                                                                          Remaining Available for
                               Number of Securities to be   Weighted-Average Exercise      Future issuance Under
                                 Issued Upon Exercise of       Price of Outstanding      Equity Compensation Plans
                                  Outstanding Options,        Options, Warrants and        (Excluding Securities
        Plan Category              Warrants and Rights                Rights             Reflected in Column (a))
--------------------------------------------------------------------------------------------------------------------
                                           (a)                         (b)                           (c)
Equity compensation plans
approved by security holders             378,439                     $8.51                         332,011
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    N/A                       N/A                             N/A
not approved by security
holders
--------------------------------------------------------------------------------------------------------------------
Total                                    378,439                      $8.51                        332,011
====================================================================================================================


          (e)      Issuer Purchases of Equity Securities


                                                                               Total Number of         Maximum Number (or
                                                                             Shares Purchased as    Approximate Dollar Value)
                                          Total Number of    Average Price     Part of Publicly     of Shares that may yet be
                Period                        Shares        Paid Per Share     Announced Plans      purchased under the Plans
                ------                        ------        --------------   -------------------    -------------------------
May 1, 2004 - May 31, 2004                        1,213          $9.32              1,213                $2,988,694.84

June 1, 2004 - June 30, 2004                        700          $9.82                700                $2,981,820.84

July 1, 2004 - July 31, 2004                     14,399          $9.69             14,399                $2,842,294.53
                                         --------------------------------------------------------------------------------------
                  Total                          16,312          $9.67             16,312                $2,842,294.53

Effective April 24, 2004, the Company's Board of Directors extended its program to repurchase shares for an additional year. Purchases up to $3,000,000 per year will be made from time to time in open market transactions, subject to general market and other conditions.

Item 6.   Selected Financial Data.


                                                                  Fiscal Years Ended July 31,
                                      ------------------------------------------------------------------------------------
                                             2004              2003            2002              2001           2000
                                      ------------------------------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA:
   Revenue...........................     $94,592,000      $97,235,000     $82,172,000        $74,492,000   $55,574,000
   Operating expenses................      86,975,000       87,694,000      73,792,000         67,804,000    51,247,000
   Income from operations............       7,617,000        9,541,000       8,380,000          6,688,000     4,327,000
Other income :
    Interest income.............              143,000          143,000         227,000            216,000       220,000
     Gain from sale of
      stock of equity investee...                 ---              ---             ---                ---     1,602,000
   Income before income taxes........       7,760,000        9,684,000       8,607,000          6,904,000     6,149,000
   Provision for income taxes........       3,040,000        3,901,000       3,336,000          2,704,000     2,058,000
   Net income........................       4,720,000        5,783,000       5,271,000          4,200,000     4,091,000
Primary net income per share of
   common stock......................            $.85            $1.04           $0.96              $0.77         $0.74
   Diluted net income per share of
   common stock......................            $.83            $1.01           $0.91              $0.75         $0.74


                                                                          At July 31,
                                      ------------------------------------------------------------------------------------
                                             2004              2003            2002              2001           2000
                                      ------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Total assets.........................     $53,486,000      $48,473,000     $43,512,000        $37,250,000   $30,856,000
Working capital......................      35,169,000       29,551,000      28,232,000         22,138,000    19,312,000
Retained earnings....................      26,342,000       21,622,000      15,839,000         14,784,000    12,274,000
Stockholders' equity.................      49,039,000       43,866,000      38,679,000         32,584,000    28,486,000

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

         The Company is subject to external factors that could significantly impact its business, including potential reductions in reimbursement rates by Medicare, Medicaid and other third party payers for the Company's services, retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

         As a Medicaid provider, the Company is subject to routine, unscheduled audits. These audits may result in the application of a statistically-derived adjustment factor to the Company's revenues, which may have an adverse impact on the Company's result of operations. Although the audits to date have not resulted in any material adjustments, such audits were conducted at a time when the Company had significantly lower Medicaid revenues. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

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

         Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were actually reimbursed under an agency-specific per patient cost limit. Effective October 1, 2001, under the prospective payment system, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

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

Recent Acquisitions

         The following acquisitions were made either directly by the Company or through one of the Company's wholly owned subsidiaries. With the exception of the Medical Resources and Accredited acquisitions described below, each of these acquisitions complemented an existing business of the Company in the geographical area in which the entity whose assets were acquired provided services. Each of the acquisitions described below was accounted for utilizing purchase accounting principles. At the time of its acquisition, the revenues of each acquired business constituted less than ten percent of the consolidated revenues of the Company.

         On October 6, 2004, the Company acquired through New England certain assets of On Duty Metropolitan Connecticut, LLC, a Medicare certified and licensed home health care company engaged in providing nursing and home health care services in New Haven and Fairfield Counties, Connecticut.

         On March 17, 2003, the Company acquired through New England certain assets of Professional Relief Nurses, Inc. ("PRN"), a licensed and Medicare certified home health care company in the state of Connecticut that provided nursing and home health aide services in Hartford, Litchfield, New Haven and Middlesex Counties, Connecticut.

         On December 14, 2002, the Company acquired through Accredited certain assets of Mary Baker's Health Care Services, Inc. ("Mary Baker"), a licensed home health care company in the state of New Jersey that provided home health aide services in Bergen and Passaic Counties, New Jersey.

         On September 3, 2002, the Company, through a then newly-formed subsidiary Medical Resources, acquired certain assets of Medical Resources Inc. and related entities ("Medical Resources"). Medical Resources provided home health aide services throughout Massachusetts.

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

         On November 1, 1999, the Company acquired, through wholly owned subsidiaries in Connecticut, certain assets of the Optimum Entities. The assets were acquired from a court-appointed Chapter 7 Trustee, through an auction process conducted at the United States Bankruptcy Court for the District of Massachusetts. The Company is operating the acquired assets under New England and a then recently formed subsidiary, Connecticut Staffing. The Optimum Entities had been engaged in the business of providing home health care and staffing related services in Connecticut.

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

         Net Patient Revenue. The Company recognizes net patient revenue generally on the date services are provided to patients. Net patient revenue is recorded at amounts the Company expects to receive under reimbursement arrangements with third-party payers, including private insurers, private payers, subcontractors, Medicaid and Medicare. Because the Company's business depends upon third-party payers whose reimbursement rates and payment policies are complex and subject to possible change from time to time, the Company must make estimates with respect to certain amounts it records as the net realizable value of net patient revenue and accounts receivable. Because of the potential for changes in these third-party reimbursement rates and payment policies, and as a result of the complexity of certain of these policies, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

         Accounts Receivable. Accounts receivable are reduced by an allowance for possible losses that provides a reserve with respect to those accounts for which net patient revenue was recognized but with respect to which management subsequently determines that payment is not expected to be received. The Company analyzes the balances of accounts receivable to ensure that the recorded amounts properly reflect the amounts expected to be collected. This analysis involves the application of varying percentages to each accounts receivable category based on the age and the collectibility of the receivable. The result of this aging analysis provides the initial estimate of the amount of uncollectible accounts receivable. The amount ultimately recorded as the reserve is determined after management also analyzes the collectibility of specific large or problematic accounts on an individual basis, as well as the overall business climate and other factors. The Company's estimate of the percentage of uncollectible accounts may change from time to time and any such change could have a material impact on the Company's financial condition and results of operations.

         Goodwill and Other Long-Lived Assets. Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets") provides that goodwill is to be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Consistent with this standard, the Company reviews goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its proper value. The Company currently does not believe any impairment of its goodwill or any such other asset existed at July 31, 2004. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

Results of Operations
---------------------

(% of net patient revenue)                     Fiscal year ended July 31,
                                               --------------------------
                                       2004             2003               2002
                                       ----             ----               ----

Net patient revenue                     100.0%           100.0%           100.0%
Cost of revenue                          65.4             65.0             63.6
General and administrative               24.8             24.2             25.1
Allowance for possible losses             1.2               --               .1
Amortization of intangibles                .5              1.0              1.0
                                    ---------      -----------      -----------
Total operating expenses                 91.9             90.2             89.8
Income from operations                    8.1              9.8             10.2
Interest income                            .1               .1               .3
                                  ------------     ------------     ------------
Income before income taxes                8.2              9.9             10.5
Provision for income taxes                3.2              4.0              4.1
                                  -----------         --------         --------
Net income                                5.0%             5.9%             6.4%
                                  ===========         ========         ========

Certain Trends Expected to Impact Future Results of Operations

         Effective May 1, 2004, the Connecticut Department of Social Services increased the Medicaid rate for certain nursing visits. The rate for a medication administration visit, defined as administration of oral, intramuscular and/or subcutaneous medication by a health care agency/professional, was increased from $52 to $56.50 for initial visits and from $26 to $28.25 for subsequent visits. The increase in these rates was made retroactive to July 1, 2003, resulting in an increase in net patient revenue of approximately $916,000 for the period from July 1, 2003 through April 30, 2004, all of which was recorded in the results of operations for the fiscal year ended July 31, 2004. The rate change will impact periods following May 1, 2004, and at current levels of operations, the Company estimates that the rate change will result in an increase in net patient revenue of approximately $1,050,000 annually. In May 2003, the rates for these nursing visits had been significantly reduced from $85 to $52 per visit. The Connecticut Department of Social Services analyzed the impact of this rate cut and as a result, effective May 1, 2004, increased the rates retroactive to July 1, 2003.

         Health Acquisition Corp., d/b/a Allen Health Care Services, the Company's New York licensed home health care subsidiary, and District Council 1707, American Federation of State, County and Municipal Employees (AFSCME), concluded negotiations on an initial three-year labor contract that became effective May 1, 2004. This labor contract provides "covered" home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, an increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company does not believe that the labor contract will have a material adverse effect on the Company's future results of operations or financial condition.

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

         Net Patient Revenue. For the fiscal year ended July 31, 2004 ("fiscal 2004"), net patient revenue decreased $2,643,000, or 2.7%, to $94,592,000 from $97,235,000 for the fiscal year ended July 31, 2003 ("fiscal 2003"). This decrease was primarily attributable to (i) a decrease of $1,879,000 in net patient revenue as a result of the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut that was effective May 1, 2003, (ii) a decrease of $3,428,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and (iii) a decrease of $1,246,000 in staffing revenue primarily as a result of the Company terminating its staffing operations in New York in December 2003 and in New Jersey in July 2004. The decline in net patient revenue was offset by an increase in net patient revenue of $3,910,000 from the Company's expansion in New Jersey and the Company attaining Medicare and Medicaid certification in Massachusetts.

         Gross Profit. Gross profit margin decreased to 34.6% for fiscal 2004 from 35% for fiscal 2003. This decrease was primarily attributable to the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut and, to a lesser extent, increases in direct payments to caregivers and increased workers' compensation rates.

         General and Administrative. General and administrative expenses decreased $44,000, or .2%, to $23,503,000 in fiscal 2004 from $23,547,000 in fiscal 2003. This decrease is primarily attributable to the reductions in administrative personnel associated with both the downsizing of the Company's staffing operations and as a result of the Connecticut reimbursement rate reduction in certain Medicaid nursing rates. As a percentage of net patient revenue, general and administrative expenses increased to 24.8% in fiscal 2004 from 24.2% in fiscal 2003.

         Allowance for Possible Losses. The Company recorded an allowance for possible losses of $1,112,000 in fiscal 2004 as compared to $300,000 in fiscal 2003. The increase in the allowance for possible losses is attributable the Company establishing allowances for accounts receivable balances from certain Medicare certified home health care agencies and other health care institutions. As many of these agencies and institutions have been experiencing financial difficulties and have not made payments in accordance with contract terms, the Company has reserved for possible future losses. The Company is closely monitoring these accounts receivable balances.

         Amortization of Intangibles. Amortization of intangibles decreased $81,000, or 13.7%, to $510,000 in fiscal 2004 from $591,000 in fiscal 2003. This decrease is attributable to previous acquisitions that have now been fully amortized.

         Income from Operations. As a result of the foregoing, income from operations decreased $1,924,000, or 20.2%, to $7,617,000 in fiscal 2004 from $9,541,000 in fiscal 2003.

         Interest Income. Interest income remained flat at $143,000 for fiscal 2004 as compared to fiscal 2003. Although the Company has generated higher cash balances over the fiscal years, the decline in interest rates has reduced the Company's ability to maximize interest income.

         Income Taxes. The Company's effective tax rate decreased to 39.2% in fiscal 2004 as compared to 40.3% in fiscal 2003. This decrease was attributable to an over accrual of taxes in fiscal 2003.

         Net Income. Net income decreased $1,063,000, or 18.4%, to $4,720,000, or $.83 per diluted share, in fiscal 2004 from $5,783,000, or $1.01 per diluted share, in fiscal 2003.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

         Net Patient Revenue. For fiscal 2003, net patient revenue increased $15,063,000, or 18.3%, to $97,235,000 from $82,172,000 for the fiscal year ended
July 31, 2002 ("fiscal 2002"). Of this increase, $7,739,000 was attributable to additional revenue generated by the business acquired in September 2002 from Medical Resources; $5,323,000 was attributable to additional revenue resulting from continued successful market penetration of existing markets and the Company's other acquisitions; and $2,001,000 was attributable to the expansion of the Company's operations to include the staffing of nurses and other personnel to hospitals, nursing homes and other health care facilities in New York and New Jersey.

         Gross Profit. Gross profit margin decreased to 34.6% for fiscal 2004 from 36.4% for fiscal 2002. This decrease was primarily attributable to lower gross profit margins on the new staffing operations, the Connecticut reimbursement rate reduction effective May 1, 2003, and certain increases in direct payments to care givers. During fiscal 2003, the Company did not benefit by any increases in its Medicaid reimbursement rates until July 2003 (the last month of the fiscal year), when Medicaid reimbursement rates in Connecticut increased 3.3% for comprehensive skilled nursing visits and 7% for home health aide visits; these July 2003 rate increases were unrelated to the type of nursing visits for which significant rate reductions were implemented in May 2003.

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

         Amortization of Intangibles. Amortization of intangibles increased $45,000, or 8.2%, to $591,000 in fiscal 2003 from $546,000 in fiscal 2002. This increase resulted from additional amortization attributable to the business acquisition from Medical Resources, offset by reduced amortization of intangibles from previous acquisitions that have now been fully amortized.

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

         Net Income. Net income increased $512,000, or 9.7%, to $5,783,000, or $1.01 per diluted share, in fiscal 2003 from $5,271,000, or $.91 per diluted share, in fiscal 2002. This increase and the increase in net patient revenue over the fiscal year, as well as over recent fiscal years, was attributable principally to the Company's expansion of its operations through penetrations of markets vacated by competitors and the successful integration of the Company's acquisitions over the recent fiscal years. Such increases would not be expected to continue at the same rate, if at all, in the absence of future acquisitions, as to which there can be no assurance.

Financial Condition, Liquidity and Capital Resources

         Current assets increased $5,458,000 to $39,616,000 and current liabilities decreased $160,000 to $4,447,000 at July 31, 2004. These changes resulted in an increase in working capital of $5,618,000 to $35,169,000 at July 31, 2004 from $29,551,000 at July 31, 2003. Cash and cash equivalents increased $5,933,000 to $20,185,000 at July 31, 2004 from $14,252,000 at July 31, 2003.
The increase in cash and working capital was primarily attributable to the net cash provided by operating activities.

         Net cash provided by operating activities was $5,961,000 in fiscal 2004 as compared with $4,519,000 in fiscal 2003. The increase in cash provided by operating activities of $1,442,000, or 32.0%, is attributable to a decrease in operating assets, primarily accounts receivable, of $2,459,000, offset by a decrease in operating cash flow of $849,000 and a decrease in operating liabilities of $168,000 over fiscal 2003.

         Investing activities in fiscal 2004 used cash of $383,000 as compared to $5,012,000 in fiscal 2003. The cash used in investing activities in fiscal 2004 consisted of the purchase of equipment, offset by the proceeds from sale of investments. The cash used in investing activities in fiscal 2003 consisted of the purchase of equipment and the purchase of businesses.

         Financing activities in fiscal 2004 provided cash of $355,000 as compared to cash used of $596,000 in fiscal 2003. The cash provided by financing activities in fiscal 2004 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury stock. The cash used in financing activities in fiscal 2003 consisted of the purchase of treasury stock, offset by the proceeds from the exercise of stock options.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 120 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 74 days in fiscal 2004, as compared to 68 days in fiscal 2003.

         The Company has renewed its $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay .25% commitment fee on unused amounts, payable quarterly in arrears. At July 31, 2004, there was no outstanding balance under the credit facility.

         In June 2004, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to
$3,000,000 will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The Company intends to incur capital expenditures of approximately $1,000,000 during the fiscal year ending July 31, 2005 in connection with the proposed implementation of new computer software systems and hardware. The new hardware would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

         In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

Inflation and Seasonality

         The rate of inflation had no material effect on operations for fiscal 2004. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

Contractual Obligations

         The Company rents various office facilities through 2008 under terms of several lease agreements that include escalation clauses. At July 31, 2004, minimum annual rental commitments under noncancellable operating leases are as follows:


------------------------------------------------------------------------------------------------------------------
                                                              Payments due by period
                          ----------------------------------------------------------------------------------------

                          Total           Less than 1 year        1-3 years    3-5 years         More than 5 years
------------------------------------------------------------------------------------------------------------------
Operating Leases          $1,722,000       $1,051,000             $656,000      $15,000             - - - - -
------------------------------------------------------------------------------------------------------------------
Total                     $1,722,000       $1,051,000             $656,000      $15,000             - - - - -
------------------------------------------------------------------------------------------------------------------

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         None.

Item 8.   Financial Statements and Supplementary Data.

         The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-29.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 (the "Exchange Act Reports") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management's control objectives.

         Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of July 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

         The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

         On October 29, 2004, the Company's Board of Directors adopted an amendment to the Company's By-Laws. The amendment added a provision to the By-Laws explicitly providing that the directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at a meeting for such purpose and entitled to vote on the election of directors.

                                    PART III

         The information required by each of the items of Part III (Items 10, 11, 12, 13 and 14) is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on or about December 6, 2004, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2004.

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions.

Item 14.  Principal Accountant Fees and Services.


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report:

Pages F-1 through F-29: Financial Statements and Supplemental Material (see index to the consolidated financial statements).

       Exhibit
       Number                           Document
       ------                           --------

       3.1 Certificate of Incorporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983 (the "1983 Form S-1").

       3.2     Certificate  of  Amendment  to   Certificate  of   Incorporation.
               Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

       3.3*    Amended By-laws.

       Exhibit
       Number                           Document
       ------                           --------

       10.1#   1992  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K").

       10.2#   1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

       10.3# Amended and Restated Employment Agreement dated as of November 1, 2001 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (the "January 31, 2002 Form 10-Q").

       10.4# Employment Agreement dated as of November 1, 2001 between the Registrant and Steven Fialkow. Incorporated by reference to the January 31, 2002 Form 10-Q.

       10.5# Employment Agreement dated as of November 1, 2001 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 2002 Form 10-Q.

       10.6 Credit Agreement dated October 24, 2001 by and among the Registrant and certain of its subsidiaries and HSBC Bank USA, providing a $7.5 million revolving credit facility. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.

       10.7* Amendment No. 1, dated October 24, 2003, to Credit Agreement with HSBC Bank USA.

       21.1*   List of Subsidiaries.

       23.1*   Consent of Independent Registered Public Accounting Firm.

       31.1* Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

       31.2* Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

       32.1*   Section 1350 Certification of Principal Executive Officer.

       32.2*   Section 1350 Certification of Principal Financial Officer.

----------
#     Management contract or compensatory plan or arrangement.
*     Filed herewith

National Home Health Care Corp.
               and Subsidiaries








================================================================================
                                               Consolidated Financial Statements
                                                       and Supplemental Material
                                        Years Ended July 31, 2004, 2003 and 2002

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                                        Contents

================================================================================

        Report of Independent Registered Public Accounting Firm              F-3

        Consolidated financial statements:
           Balance sheets                                                    F-4
           Statements of earnings                                            F-5
           Statements of changes in stockholders' equity                     F-6
           Statements of cash flows                                          F-7
           Summary of accounting policies                                 F-8-14
           Notes to consolidated financial statements                    F-15-27

        Supplemental material:
           Report of Independent Registered Public Accounting
           Firm on supplemental material                                    F-28
           Schedule II valuation and qualifying accounts                    F-29

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2004 and 2003 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years ended July 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended July 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Valhalla, New York
October 20, 2004



                                                                                   National Home Health Care Corp.
                                                                                                  and Subsidiaries

                                                                                       Consolidated Balance Sheets
======================================================================================================================


 July 31,                                                                          2004                   2003
----------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash, (including cash equivalents of $15,964,000 and
      $10,645,000, respectively) (Note 7)                                     $20,185,000              $14,252,000
    Investments                                                                    19,000                   22,000
    Accounts receivable, less allowance for possible losses of
      $1,122,000 and $622,000, respectively (Note 7)                           18,084,000               18,705,000
    Prepaid expenses and other
                                                                                  801,000                  804,000
    Deferred income taxes (Note 6)                                                527,000                  375,000
----------------------------------------------------------------------------------------------------------------------
            Total current assets                                               39,616,000               34,158,000
----------------------------------------------------------------------------------------------------------------------
 Furniture, equipment and leasehold improvements, net (Note 1)                  1,083,000                1,030,000
    Goodwill (Note 2)                                                          10,628,000               10,628,000
    Other intangible assets, net (Note 3)                                       1,589,000                2,099,000
    Deposits and other assets                                                     570,000                  395,000
    Deferred income taxes (Note 6)                                                      -                  163,000
----------------------------------------------------------------------------------------------------------------------
                                                                              $53,486,000              $48,473,000
======================================================================================================================
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable and accrued expenses (Note 4)                            $ 3,322,000              $ 3,257,000
    Estimated third-party payer settlements                                       696,000                  756,000
    Deferred revenue                                                              402,000                  460,000
    Income taxes payable                                                           27,000                  134,000
----------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                           4,447,000                4,607,000
----------------------------------------------------------------------------------------------------------------------
 Commitments and contingencies (Notes 9 and 10)
    Stockholders' equity (Note 8):
    Common stock, $.001 par value, shares authorized - 20,000,000;
      issued shares - 7,041,388 and 6,903,819, respectively                         7,000                    7,000
    Additional paid-in capital                                                 26,174,000               25,556,000
    Retained earnings                                                          26,342,000               21,622,000
----------------------------------------------------------------------------------------------------------------------
                                                                               52,523,000               47,185,000

    Less treasury stock (1,424,883 and 1,407,571 shares) -
    at cost (Note 11)                                                          (3,484,000)              (3,319,000)
----------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                         49,039,000               43,866,000
----------------------------------------------------------------------------------------------------------------------
                                                                              $53,486,000              $48,473,000
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


                                                                                         National Home Health Care Corp.
                                                                                                        and Subsidiaries

                                                                                     Consolidated Statements of Earnings
=======================================================================================================================


 Years ended July 31,                                                     2004               2003              2002
-----------------------------------------------------------------------------------------------------------------------
 Net patient revenue (Note 7)                                         $94,592,000        $97,235,000       $82,172,000
-----------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Cost of revenue                                                    61,850,000         63,256,000        52,284,000
    General and administrative                                         23,503,000         23,547,000        20,667,000
    Allowance for possible losses                                       1,112,000            300,000           295,000
    Amortization of intangibles                                           510,000            591,000           546,000
-----------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                      86,975,000         87,694,000        73,792,000
-----------------------------------------------------------------------------------------------------------------------
         Income from operations                                         7,617,000          9,541,000         8,380,000
 Other income:
    Interest                                                              143,000            143,000           227,000
-----------------------------------------------------------------------------------------------------------------------
         Income before income taxes                                     7,760,000          9,684,000         8,607,000
 Provision for income taxes (Note 6)                                    3,040,000          3,901,000         3,336,000
-----------------------------------------------------------------------------------------------------------------------
 Net income                                                           $ 4,720,000        $ 5,783,000       $ 5,271,000
=======================================================================================================================
 Net income per common share:
    Basic                                                                $    .85           $   1.04          $    .96
    Diluted                                                              $    .83           $   1.01          $    .91
 Weighted average number of shares outstanding:
    Basic                                                               5,541,730          5,545,953         5,516,689
    Diluted                                                             5,700,770          5,738,267         5,791,911
=======================================================================================================================
                                                                    See accompanying  summary of  accounting   policies
                                                                        and notes to consolidated financial statements.



                                                                                                     National Home Health Care Corp.
                                                                                                                    and Subsidiaries

                                                                          Consolidated Statements of Changes in Stockholders' Equity
====================================================================================================================================


                                                Common Stock          Additional                                 Treasury Stock
                                             --------------------      Paid-in        Retained           --------------------------
                                             Shares        Amount      Capital        Earnings              Shares       Amount
                                             ------        ------     ----------      --------              ------       ------
Balance, July 31, 2001                     6,491,229      $ 6,000   $ 20,306,000   $ 14,784,000           1,310,679   $ (2,512,000)
Net income                                         -            -              -      5,271,000                   -              -
Stock dividend declared April 25, 2002       264,211        1,000      4,216,000     (4,216,000)                  -              -
Exercise of stock options                    147,379            -        554,000              -                   -              -
Tax benefit of stock option exercise               -            -        476,000              -                   -              -
Acquisition of treasury shares                     -            -              -              -              19,300       (207,000)
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2002                     6,902,819        7,000     25,552,000     15,839,000           1,329,979     (2,719,000)
Net income                                         -            -              -      5,783,000                   -              -
Exercise of stock options                      1,000            -          4,000              -                   -
Acquisition of treasury shares                     -            -              -              -              77,592       (600,000)
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2003                     6,903,819        7,000     25,556,000     21,622,000           1,407,571   $ (3,319,000)
Net income                                         -            -              -      4,720,000                   -              -
Exercise of stock options                    137,569            -        520,000              -                   -              -
Tax benefit of stock option exercise               -            -         98,000              -                   -              -
Acquisition of treasury shares                     -            -              -              -              17,312       (165,000)
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2004                     7,041,388      $ 7,000   $ 26,174,000   $ 26,342,000           1,424,883   $ (3,484,000)
==================================================================================================================================
                                                                                    See accompanying summary of  accounting policies
                                                                                     and notes to consolidated financial statements.


                                                                                         National Home Health Care Corp.
                                                                                                        and Subsidiaries


                                                                                   Consolidated Statements of Cash Flows
=======================================================================================================================
 Years ended July 31,                                                         2004             2003              2002
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income                                                         $ 4,720,000      $ 5,783,000       $ 5,271,000
-----------------------------------------------------------------------------------------------------------------------
    Adjustments  to  reconcile  net  income to net cash
       provided  by  operating activities:
         Depreciation and amortization                                     847,000          884,000           813,000
         Allowance for possible losses, net of write-offs                  500,000           69,000           174,000
         (Gain) on sale of investments                                      (4,000)               -                 -
         Deferred income taxes                                              11,000          272,000                 -
         Unrealized loss on investments                                          -           13,000            49,000
         Tax benefit realized from the exercise of stock options            98,000                -           476,000
         Changes in assets and liabilities:
               Accounts receivable                                         121,000       (2,392,000)         (573,000)
               Prepaid expenses and other                                 (172,000)        (118,000)          354,000
               Income taxes payable                                       (107,000)         368,000          (259,000)
               Accounts payable and accrued expenses                        65,000         (324,000)          313,000
               Estimated third-party payer settlements                     (60,000)        (156,000)         (178,000)
               Deferred revenue                                            (58,000)         120,000            58,000
-----------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                 5,961,000        4,519,000         6,498,000
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Purchase property, plant and equipment                                (390,000)        (306,000)         (185,000)
    Proceeds from sale of investments                                        7,000                -                 -
    Purchase of assets of businesses                                             -       (4,706,000)         (335,000)
    Others                                                                       -                -           (66,000)
-----------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                      (383,000)      (5,012,000)         (586,000)
-----------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Purchase of treasury stock                                            (165,000)        (600,000)         (207,000)
    Proceeds from exercise of stock options                                520,000            4,000           554,000
-----------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities         355,000         (596,000)          347,000
-----------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                    5,933,000       (1,089,000)        6,259,000
 Cash and cash equivalents, beginning of period                         14,252,000       15,341,000         9,082,000
-----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of period                              $20,185,000      $14,252,000       $15,341,000
=======================================================================================================================
 Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest                                                        $    21,000      $    20,000       $    13,000
       Income taxes                                                    $ 3,037,000      $ 3,261,000       $ 3,119,000
=======================================================================================================================

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

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================


Business National Home Health Care Corp. and Subsidiaries (the "Company") is a provider of home health care services, including nursing care, personal care, supplemental staffing and other specialized health services in the northeastern part of the United States.

Principles of            The  consolidated   financial  statements  include  the
Consolidation            accounts  of National  Home  Health Care Corp.  and its
                         wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue  Recognition     Net patient  revenues  are  recorded at  estimated  net
and  Allowance           realizable  amounts from patients,  third-party  payers
for Possible Losses      and others for services rendered and includes estimated
                         retroactive  revenue  adjustments  relating  to  future
                         audits,    reviews   and   investigations.    Estimated
                         adjustments are recorded as reviews are completed. An allowance for possible losses is recorded based upon management's evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance.

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

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================


Revenue Recognition      Approximately  48%, 47% and 50% of net patient  revenue
and Allowance for        for the  fiscal  years  ended July 31,  2004,  2003 and
Possible Losses          2002,  respectively,  were  derived  under  federal and
(continued)              state third-party reimbursement programs.

Cash and Cash            For the purposes of the  statements of cash flows,  the
Equivalents              Company   considers   all  highly   liquid   investment
                         instruments purchased with a maturity of three months or less to be cash equivalents.

Furniture, Equipment     Furniture,  equipment  and leasehold  improvements  are
and Leasehold            stated at cost.  Depreciation  is being provided on the
Improvements             straight-line method over the estimated useful lives of
                         the assets (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

Goodwill                 In August  2001,  the  Company  adopted  SFAS No.  141,
                         "Business Combinations" and No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

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

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================

Goodwill (continued)     The  Company's  previous  business   combinations  were
                         accounted  for by using the purchase  method and, as of
                         August 2001,  the net carrying  amount of goodwill from
                         prior  purchase  transactions  was  approximately  $7.2
                         million. Annual amortization of this amount ceased effective August 1, 2001.

Net Income Per           Basic net  income  per share is  computed  by  dividing
Common Share             income   available  to  common   shareholders   by  the
                         weighted-average  number of common shares  outstanding.
                         Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

                         The reconciliation for the years ended July 31, 2004, 2003 and 2002 is as follows:

Years ended July 31,                         2004          2003          2002
--------------------------------------------------------------------------------
                                            Shares        Shares        Shares
--------------------------------------------------------------------------------
Average number of shares outstanding       5,541,730     5,545,953     5,516,689
Effect of dilutive securities - common
   stock options                             159,040       192,314       275,222
--------------------------------------------------------------------------------
Diluted shares outstanding                 5,700,770     5,738,267     5,791,911
================================================================================

                         The number of options that were anti-dilutive and excluded from the computation for the year ended July 31, 2004 was 168,000 and for the years ended July 31, 2003 and 2002 was 183,750.

Fair Value of            The  carrying  amount  reported  in  the   consolidated
Financial Instruments    balance sheets for cash, accounts receivable,  accounts
                         payable and accrued expenses approximate fair value because of the immediate or short-term maturity of the financial instruments.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================

Estimated Third-Party    The  amount   represents   overpayments   from  certain
Payer Settlement         third-party  payers.  The Company  anticipates that the
                         third-party payer will recoup these funds in subsequent periods.


Use of Estimates         The  preparation of financial  statements in conformity
                         with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to third-party payer settlements and valuation reserves for accounts receivable.

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

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================

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

Stock Based              As of July 31,  2004,  the  Company  has a  stock-based
Compensation             employee  compensation plan, which is described in Note
                         9. As allowed by SFAS No. 148 the Company, has elected not to use one of the alternative methods of transition available for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

                         All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value on the date of the grant.

                         The Company has elected to account for stock based compensation following the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================

Stock Based              SFAS No. 123  requires the Company to provide pro forma
Compensation             information  regarding  net  income  and net income per
(continued)              share as if  compensation  cost for the Company's stock
                         option plan had been  determined in accordance with the
                         fair value based method prescribed in SFAS No. 123. The
                         Company  estimates  the fair value of each stock option
                         at  the   grant   date  by  using   the   Black-Scholes
                         option-pricing   model  with  the  following   weighted
                         average assumptions used for grants since 1992:

Years ended July 31,                        2004           2003           2002
--------------------------------------------------------------------------------
Assumptions
 Dividend yield                              -              -              0.00%
 Volatility                                  -              -             66.00%
 Risk free interest rate                     -              -              5.04%
 Expected lives                              -              -           10 years
================================================================================


                         Under the accounting provisions of FASB Statement No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:


  Years ended July 31,                      2004           2003           2002
--------------------------------------------------------------------------------
Pro forma results
 Net income:
    As reported                         $4,720,000     $5,783,000     $5,271,000
    Pro forma                                  (a)            (a)      5,050,000
 Income per common share-basic:
      As reported                              .85           1.04           0.96
      Pro forma                                (a)            (a)           0.92
 Income per common share-diluted:
      As reported                              .83           1.01           0.91
      Pro forma                                (a)            (a)           0.87
================================================================================
    (a)  No pro forma since  options  were not granted.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
================================================================================

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

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1.  Furniture,           Furniture,  equipment  and  leasehold  improvements are
    Equipment            stated at cost and are and summarized as follows:
    and Leasehold
    Improvements

 July 31,                                           2004                 2003
--------------------------------------------------------------------------------
 Furniture and equipment                        $ 2,715,000         $ 2,369,000
 Leasehold improvements                             470,000             426,000
--------------------------------------------------------------------------------
                                                  3,185,000           2,795,000
 Less accumulated depreciation and
   amortization                                   2,102,000           1,765,000
--------------------------------------------------------------------------------
                                                $ 1,083,000          $1,030,000
================================================================================


                         Depreciation   expense  in  2004,  2003  and  2002  was
                         $337,000, $292,000 and $267,000, respectively.


2.  Goodwill             Changes in goodwill are as follows:

July 31,                                            2004                 2003
--------------------------------------------------------------------------------
Balance, beginning of year                      $10,628,000         $ 7,366,000
Additions                                                -            3,262,000
--------------------------------------------------------------------------------
Balance, end of year                            $10,628,000         $10,628,000
================================================================================

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

3.  Other Intangible     Other tangible assets are as follows:
    Assets

 July 31,                                           2004                2003
--------------------------------------------------------------------------------
 Gross carrying amount:
    Covenants not to compete                     $1,375,000          $1,375,000
    Patient and other files                       2,796,000           2,796,000
    Contracts                                     1,234,000           1,234,000
--------------------------------------------------------------------------------
                                                  5,405,000           5,405,000
--------------------------------------------------------------------------------
 Accumulated amortization:
    Covenants not to compete                      1,248,000           1,168,000
    Patient and other files                       2,331,000           2,026,000
    Contracts                                       237,000             112,000
--------------------------------------------------------------------------------
                                                  3,816,000           3,306,000
--------------------------------------------------------------------------------
 Balance, end of year                            $1,589,000          $2,099,000
================================================================================


                         The aggregate amortization expense for the years ended July 31, 2004, 2003 and 2002 was $510,000, $592,000 and
                         $546,000, respectively.


                         Estimated amortization expense is as follows:

Years ending July 31,
--------------------------------------------------------------------------------
2005                                                               $   488,000
2006                                                                   242,000
2007                                                                   199,000
2008                                                                   155,000
2009                                                                   123,000
--------------------------------------------------------------------------------
                                                                    $1,207,000

================================================================================

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

3.  Other Intangible     The remaining  weighted-average amortization  period is
    Assets (continued)   as follows:

Year ended July 31,                                              2004
--------------------------------------------------------------------------------
Covenants not to compete                                      2.20 years
Patient and other files                                       2.55 years
Contracts                                                     8.91 years
--------------------------------------------------------------------------------
                                                              2.33 years
================================================================================

                         Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

4.  Accounts Payable     Accounts payable and accrued expenses are as follows:
    and Accrued
    Expenses

July 31,                                           2004                 2003
--------------------------------------------------------------------------------
Trade accounts payable                          $  174,000          $  299,000
Accrued employee compensation and
  benefits                                       2,644,000           2,432,000
Other                                              504,000             526,000
--------------------------------------------------------------------------------
                                                $3,322,000          $3,257,000
================================================================================

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

5.  Acquisitions         On  September  3, 2002,  the Company  acquired  certain
                         assets of Medical Resources, Inc. and related entities for $2,623,000 in cash, including acquisition costs of $73,000. The assets purchased consisted of contracts of $1,235,000, furniture and equipment of $50,000 and goodwill of $1,338,000.

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

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


6.  Income Taxes         The   provision  for  income  taxes  is  summarized  as
                         follows:

Years ended July 31,                    2004           2003            2002
--------------------------------------------------------------------------------
Current:

   Federal                          $2,205,000     $2,805,000      $2,500,000
   State                               824,000        824,000         836,000
--------------------------------------------------------------------------------
                                     3,029,000      3,629,000       3,336,000
Deferred                                11,000        272,000               -
--------------------------------------------------------------------------------
                                    $3,040,000     $3,901,000      $3,336,000
================================================================================


                         The deferred tax asset consists of the following:


July 31,                                                2004               2003
--------------------------------------------------------------------------------
Current:
    Accrued liabilities and reserves                $527,000           $375,000
Long term:
    Amortization of intangible assets                      -            163,000
--------------------------------------------------------------------------------
                                                    $527,000           $538,000
================================================================================


                         The reconciliation of the statutory tax rate to the effective tax rate is as follows:

Years ending July 31,                        2004          2003          2002
--------------------------------------------------------------------------------
 Statutory rate                               34%           34%           34%
 State and local taxes
  (net of federal tax effect)                  7             6             6
Federal tax credit                            (1)           (1)           (1)
Other                                         (1)            1             -
--------------------------------------------------------------------------------
Effective rate                                39%           40%           39%
================================================================================

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


7.  Concentrations of    The Company's business is with customers who are in the
    Credit Risk and      healthcare industry or with governmental agencies.
    Major Customers

                         The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, Connecticut, New Jersey and Massachusetts. Credit losses relating to customers historically have been minimal and within management's expectations.

                         At July 31, 2004, the Company maintained approximately 35% of its cash and cash equivalents with one financial institution.

                         Under certain federal and state third-party reimbursement programs, the Company received net patient revenue of approximately $45,159,000, $45,565,000 and $41,253,000 for the years ended July 31, 2004, 2003 and 2002, respectively. At July 31, 2004 and 2003, the Company had aggregate outstanding receivables from federal and state agencies of $4,852,000 and $4,048,000, respectively.

8.  Stock Options        In 1992,  the Company  adopted an Employee Stock Option
                         Plan (the "Plan") designed to provide incentives to key
                         employees (including directors and officers who are key
                         employees)  and  to   non-employee   directors  of  the
                         Company. The Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 500,000 shares of the Company's common stock. As of August 1, 2003 and July 31, 2004, 318,139 shares of the Company's common stock have been reserved for future issuance upon the exercise of options designated at either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or (ii) nonqualified options. The
                         Plan expired in July of 2002. Options granted under the Plan expire not more than ten years from the date of grant and vest immediately.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


8.  Stock Options        In 1999,  the Company  adopted a second  Employee Stock
    (continued)          Option  Plan  (the  "1999  Plan").  The  1999  Plan was
                         adopted in  anticipation of expiration of the Plan. The
                         1999 Plan was also designed to provide incentives to key employees (including directors and officers who are key employees) and to non-employee directors of the Company. The Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 551,250 shares of the Company's common stock. As of July 31, 2004, 392,311 shares of the Company's common stock have been reserved for future issuance.
                         The provisions of the 1999 Plan are consistent with the Plan. Unless sooner terminated, the 1999 Plan will expire in October 2009. Options granted under the 1999
                         Plan expire not more than ten years from the date of grant and vest immediately.

                         A summary of the status of the Company's stock option plans as of July 31, 2004, 2003 and 2002 and changes for the years ending on those dates is presented below:

                                                                     Weighted
                                                                     Average
                                        Number of     Expiration     Exercise
                                         Shares         Date          Price
--------------------------------------------------------------------------------
Options outstanding at July 31, 2001     507,966      2004-2009           $ 3.85
Options exercised                       (153,445)         -                 3.61
Options forfeited                         (5,513)         -                 3.65
Options granted                          183,750      2004-2011            13.31
--------------------------------------------------------------------------------
Options outstanding at July 31, 2002     532,758          -                 7.43
Options exercised                         (1,000)       2009                3.84
--------------------------------------------------------------------------------
Options outstanding at July 31, 2003     531,758      2004-2011             7.23
Options exercised                       (137,569)     2004-2009             3.77
Options forfeited                        (15,750)       2011               13.58
--------------------------------------------------------------------------------
Options outstanding at July 31, 2004     378,439      2004-2011           $ 8.51
================================================================================


                              Weighted
                              average     Weighted                    Weighted
                             Remaining    average                     average
   Range of       Number    Contractual   exercise       Number       exercise
Exercise Price  Outstanding    Price        price     excercisable     price
--------------------------------------------------------------------------------
$          3.66    11,024     4.25 years    $  3.66        11,024       $  3.66
$ 3.84  -  4.22   155,315     4.91 years    $  4.04       155,315       $  4.04
$          4.34    44,100     2.42 years    $  4.34        44,100       $  4.34
$13.58  - 14.94   168,000     4.83 years    $ 14.05       168,000       $ 14.05
================================================================================

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


8.  Stock Options        The stock  options  plans are  exercisable  at  various
    (continued)          prices,  none of which  were in  excess  of 110% of the
                         fair market value of the Company's common stock at the date of grant.

                         Data summarizing year-end options exercisable and weighted average fair value of options granted during the years ended July 31, 2004, 2003 and 2002 is shown below:

Options Exercisable                           2004          2003          2002
-------------------------------------- ------------- ------------- -------------
Options exercisable at year-end             378,439       531,758       532,758
Weighted average exercise price              $ 8.51      $   7.23      $   7.43
Weighted average fair value of
  options granted during the year                 -             -          9.61
Weighted average remaining
  contractual life                       5.07 years    6.07 years    7.07 years
-------------------------------------- ------------- ------------- -------------

9.  Commitments,         Employee Savings and Stock Investment Plan
    Contingencies and
    Other Matters        Effective  January 1, 1999,  the  Company  amended  and
                         restated its Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue
                         Code. Under the amended plan, employees may contribute up to 15% of their salary, limited to the maximum amount allowable under federal tax regulations. The
                         Company will match 100% of the first 3% of employees' contributions and 50% of the next 2% of employees' contributions, provided that the matching contributions on behalf of any employee does not exceed 4% of employees' compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds.
                         The Company's matching contributions for the years ended July 31, 2004, 2003 and 2002 were $676,000,
                         $653,000, and $617,000, respectively.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


9.  Commitments,         Employment Agreements
    Contingencies and
    Other Matters        The  Company  has  employment   agreements   with  four
    (continued)          executives,  which expire through October 31, 2006. The
                         aggregate  commitment  for  future  salary,   excluding
                         bonuses, is $1,840,000. One agreement also provides for
                         increases  based on  increases  in the  consumer  price
                         index and additional annual compensation based on 4% of
                         pre-tax  income,  as defined,  in excess of $3,000,000.
                         Two   other    agreements    provide   for   additional
                         compensation   based  on  4%  and  1%  of  income  from
                         operations,  as defined,  in excess of  $3,300,000.  In
                         addition,  these  two  agreements  provide  for  annual
                         reviews  and   adjustments  of  the   respective   base
                         salaries.

                         Leases

                         The Company rents various office facilities through 2008 under the terms of several lease agreements that include escalation clauses.

                         At July 31, 2004, minimum annual rental commitments under noncancellable operating leases are as follows:

                         Years ending July 31,
                         -------------------------------------------------------
                         2005                                        $1,051,000
                         2006                                           409,000
                         2007                                           174,000
                         2008                                            73,000
                         2009                                            15,000
                         -------------------------------------------------------
                                                                      $1,722,000
                         =======================================================

                         Rent expense for the years ended July 31, 2004, 2003 and 2002 was approximately $1,187,000, $1,110,000, and
                         $853,000, respectively.

                         One lease agreement is with a company controlled by the Company's Chairman of the Board. Net rent expense under such lease agreement approximates $213,000 per year.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

9.  Commitments,         Litigation
    Contingencies and
    Other Matters        The Company and certain of its officers  and  directors
    (continued)          (the "director defendants") were named as defendants in
                         a  consolidated  class  action  brought  on  behalf  of
                         certain   shareholders  of  SunStar  Healthcare,   Inc.
                         ("SunStar").  The  lawsuit  asserted  alleged  acts  or
                         omissions,      which     allegedly     resulted     in
                         misrepresentations or omissions of material information concerning the financial condition of SunStar. In addition, the lawsuit alleged that the Company and the director defendants exercised control over SunStar. In
                         February 2001, the Court dismissed the complaint and granted the plaintiffs leave to amend. In October 2001, the Court granted the defendants' motion to dismiss the amended complaint with prejudice. Plaintiffs did not appeal this decision.

                         In a related action, the director defendants were named in a case brought by the Department of Insurance of the State of Florida as receiver for SunStar. The allegations in this action were similar to those alleged in the class action lawsuit, which was subsequently dismissed. Although the Company was not named in this action, the Company agreed to indemnify the director defendants to the fullest extent permitted under its by-laws. On May 7, 2001, the Court granted the director defendants' motion to dismiss and granted the plaintiff leave to serve a further amended complaint. On July 24, 2001, the plaintiff served an amended complaint. On September 24, 2001, the director defendants filed a motion to dismiss the amended complaint. In September 2002, the director defendants (and certain other defendants) entered into a settlement agreement with the plaintiff to resolve this action. The settlement payments were made in March 2004. The Company indemnified the director defendants for their share of the settlement payments. Because the amount paid had been previously reserved, the payments had no impact on the Company's July 31, 2004 consolidated statements of earnings.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

9.  Commitments,         Litigation (continued)
    Contingencies and
    Other Matters        In October 2003,  the Company's  Connecticut  Home Care
    (continued)          subsidiary  received a subpoena  from the United States
                         Attorney's  Office  in  New  Haven,  Connecticut.   The
                         subpoena seeks production of documents in connection with an investigation into possible violations of certain federal health care laws. The records sought by the subpoena relate to the subsidiary's psychiatric nurses.

                         Credit Facility

                         The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility allows the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts. At July 31, 2004 and 2003 there was no outstanding balance under the credit facility.

10. Stock Dividend       The Board  announced on April 25, 2002 the  declaration
                         of a 5% stock dividend payable May 17, 2002 to shareholders of record on May 10, 2002. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effect of the stock dividend.

11. Treasury Stock       In April 2003,  the Board of  Directors  increased  its
                         annual program to repurchase its Common Stock from $1,000,000 to $3,000,000. Purchases would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions.

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

12. Summarized           Presented   below  is  a  summary   of  the   unaudited
    Quarterly Data       consolidated  quarterly  financial  information for the
    (unaudited)          years  ended  July 31,  2004  and  2003 (in  thousands,
                         except per share data):

                                                    2004
--------------------------------------------------------------------------------
 Quarter                           First      Second        Third        Fourth
--------------------------------------------------------------------------------
 Net patient revenue              $24,414    $22,869      $23,739(a)  $23,570(a)
--------------------------------------------------------------------------------
 Cost of revenue                   16,419     15,105       15,163      15,163
 General and administrative
    expenses                        5,887      5,786        5,895       5,935
 Amortization of intangibles          127        128          128         127
 Allowance for possible
  losses                              105         55          680(b)      272
--------------------------------------------------------------------------------
         Total operating expenses  22,538     21,074       21,866      21,497
--------------------------------------------------------------------------------
 Income from operations             1,876      1,795        1,873       2,073
 Interest income                       25         31           43          44
--------------------------------------------------------------------------------
 Income before income taxes         1,901      1,826        1,916       2,117
 Provision for income taxes           746        693          703         898
--------------------------------------------------------------------------------
 Net income                       $ 1,155    $ 1,133      $ 1,213     $ 1,219
================================================================================
 Net income per common
  share:
   Basic                          $   .21        .21          .22         .22
   Diluted                        $   .20        .20          .21         .21
================================================================================

(a) includes $790,000 and $126,000 retroactive rate adjustment in the third and fourth quarters, respectively.
(b)      includes $600,000 of additional provision for possible losses. 2003

                                                    2003
--------------------------------------------------------------------------------

 Quarter                           First      Second        Third        Fourth
--------------------------------------------------------------------------------
 Net patient revenue              $22,939    $24,643      $25,120     $24,533
--------------------------------------------------------------------------------
 Cost of revenue                   14,740     15,956       16,374      16,186
 General and administrative
    expenses                        5,603      5,982        6,020       5,942
 Amortization of intangibles          140        151          150         150
 Allowance for possible losses         50         50           75         125
--------------------------------------------------------------------------------
         Total operating expenses  20,533     22,139       22,619      22,403
--------------------------------------------------------------------------------
 Income from operations             2,406      2,504        2,501       2,130
 Interest income                       55         35           31          22
--------------------------------------------------------------------------------
 Income before income taxes         2,461      2,539        2,532       2,152
 Provision for income taxes           987      1,065        1,038         811
--------------------------------------------------------------------------------
 Net income                       $ 1,474    $ 1,474      $ 1,494     $ 1,341
================================================================================
 Net income per common share:
   Basic                          $   .26    $   .26      $   .27     $   .24
   Diluted                        $   .26    $   .26      $  .26      $   .24
================================================================================

                                                 National Home Health Care Corp.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

13. Subsequent           On October 6, 2004, the Company, through a wholly owned
    Events               subsidiary   acquired   certain   assets   of  On  Duty
                         Metropolitan Connecticut, LLC ("On Duty"). On Duty provides home health care services in Connecticut. The purchase price of $1,079,000, including acquisition costs of $104,000 was financed using internal funds.
                         The acquisition was accounted for as a purchase.

                         On October 12, 2004, the Company's Board of Directors declared a cash dividend of $.075 per share on its common stock, payable on November 5, 2004 to holders of record of its outstanding common stock on October 22, 2004.

                                                           Supplemental Material







































================================================================================

Report of Independent Registered Public Accounting Firm on Supplemental Material

The audits referred to in our report dated October 20, 2004 relating to the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended July 31, 2004, 2003 and 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Valhalla, New York
October 20, 2004



                                                                                                     National Home Health Care Corp.
                                                                                                                    and Subsidiaries

                                                                                       Schedule II Valuation and Qualifying Accounts


====================================================================================================================================

         Column A                             Column B                 Column C             Column D          Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                               -----------------------

                                                                               Charged
                                               Balance,        Charged to      to other                        Balance,
                                              beginning         costs and      accounts     Deductions          end of
                 Description                  of period         expenses       describe      describe           period
------------------------------------------------------------------------------------------------------------------------------------

Year ended July 31, 2004:
  Allowance deducted from asset account
  Allowance for possible losses                $622,000       $1,112,000       $     -      $612,000(a)       $1,122,000
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2003:
  Allowance deducted from asset account
  Allowance for possible losses                $691,000       $  300,000       $     -      $369,000(a)       $  622,000
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Year ended July 31, 2002:
  Allowance deducted from asset account
  Allowance for possible losses                $865,000       $  295,000       $     -      $469,000(a)       $  691,000
------------------------------------------------------------------------------------------------------------------------------------

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

                                            NATIONAL HOME HEALTH CARE CORP.



                                            By:  /s/ Robert P. Heller
                                                 -------------------------------
                                                 Robert P. Heller
                                                 Vice President of Finance
                                                 and Chief Financial Officer

Dated:  October 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the above date by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Frederick H. Fialkow                    October 29, 2004           Chairman of the Board of Directors
---------------------------------
Frederick H. Fialkow



/s/ Steven Fialkow                          October 29, 2004           President, Chief Executive Officer,
---------------------------------                                      Secretary and Director (principal
Steven Fialkow                                                         executive officer)



/s/ Robert P. Heller                        October 29, 2004           Vice President of Finance, Chief
---------------------------------                                      Financial Officer and Treasurer (principal
Robert P. Heller                                                       financial and accounting officer)



/s/ Ira Greifer, M.D.                       October 29, 2004           Director
---------------------------------
Ira Greifer, M.D.



/s/ Bernard Levine, M.D.                    October 29, 2004           Director
---------------------------------
Bernard Levine, M.D.



/s/ Robert Pordy, M.D.                      October 29, 2004           Director
---------------------------------
Robert Pordy, M.D.



/s/ Harold Shulman                          October 29, 2004           Director
---------------------------------
Harold Shulman

                                            Commission File No. 0-12927



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS



                                       to



                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE
                         FISCAL YEAR ENDED JULY 31, 2004



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

       3.3*    Amended By-laws.

       10.1    1992  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K").

       10.2    1999  Stock  Option  Plan.   Incorporated  by  reference  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

       10.3 Amended and Restated Employment Agreement dated as of November 1, 2001 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 (the "January 31, 2002 Form 10-Q").

       10.4 Employment Agreement dated as of November 1, 2001 between the Registrant and Steven Fialkow. Incorporated by reference to the January 31, 2002 Form 10-Q.

       10.5 Employment Agreement dated as of November 1, 2001 between the Registrant and Robert P. Heller. Incorporated by reference to the January 31, 2002 Form 10-Q.

       10.6 Credit Agreement dated October 24, 2001 by and among the Registrant and certain of its subsidiaries and HSBC Bank USA, providing a $7.5 million revolving credit facility. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2001.

       10.7* Amendment No. 1, dated October 24, 2003, to Credit Agreement with HSBC Bank USA.

       21.1*   List of Subsidiaries.

       23.1*   Consent of Independent Registered Public Accounting Firm.

       31.1* Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

       Exhibit
       Number                           Document
       ------                           --------

       31.2* Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

       32.1*   Section 1350 Certification of Principal Executive Officer.

       32.2*   Section 1350 Certification of Principal Financial Officer.

----------
*   Filed herewith