Form 10-Q
period 2004-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2004-12-14
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2004


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 14, 2004 was 5,664,124.

                         NATIONAL HOME HEALTH CARE CORP.
                                    Form 10-Q
                     For the Quarter Ended October 31, 2004
                                Table of Contents

PART I.                    FINANCIAL INFORMATION                                                         Page
                                                                                                         ----

Item 1.                    Financial Statements

                           Balance Sheets as of October 31, 2004 and July 31, 2004                       3-4
                                (unaudited)

                           Statements of Operations for the three months ended October 31,               5
                                2004 and October 31, 2003 (unaudited)

                           Statements of Cash Flows for the three months ended October 31,               6
                                2004 and October 31, 2003 (unaudited)

                           Notes to Consolidated Financial Statements                                    7

Item 2.                    Management's Discussion and Analysis of Financial Condition and               8-12
                           Results of Operations

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk                     12

Item 4.                    Controls and Procedures                                                       13

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                             14

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds                   15

Item 4.                    Submission of Matters to Vote of Securities Holders                           15

Item 6.                    Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                                               17

EXHIBIT INDEX                                                                                            18

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       October 31, 2004   July 31, 2004
                                                          -----------      -----------
ASSETS

Current:
     Cash and cash equivalents                            $20,006,000      $20,185,000
     Investments                                               19,000           19,000
     Accounts receivable-less allowance for possible
        losses of $1,120,000 and $1,122,000                18,357,000       18,084,000
     Prepaid expenses and other                               931,000          801,000
     Deferred income taxes                                    518,000          527,000
                                                          -----------      -----------

         Total current assets                              39,831,000       39,616,000


Furniture, equipment and leasehold
    improvements, net                                       1,097,000        1,083,000
Goodwill                                                   11,621,000       10,628,000
Other intangible assets, net                                1,531,000        1,589,000
Deposits and other assets                                     832,000          570,000
                                                          -----------      -----------

                  TOTAL                                   $54,912,000      $53,486,000
                                                          ===========      ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  October 31, 2004    July 31, 2004
                                                                    ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $  3,200,000       $  3,322,000
     Estimated third-party payor settlements                             533,000            696,000
     Deferred revenue                                                    512,000            402,000
     Income taxes payable                                                559,000             27,000
                                                                    ------------       ------------

         Total current liabilities                                     4,804,000          4,447,000
                                                                    ------------       ------------

Stockholders' equity:
     Common stock, $.001 par value; authorized
        20,000,000 shares, issued  7,041,388 shares                        7,000              7,000
     Additional paid-in capital                                       26,174,000         26,174,000
     Retained earnings                                                27,760,000         26,342,000
                                                                    ------------       ------------
                                                                      53,941,000         52,523,000

     Less:  treasury stock (1,461,360 and 1,424,883 shares) at
        cost                                                          (3,833,000)        (3,484,000)
                                                                    ------------       ------------

         Total stockholders' equity                                   50,108,000         49,039,000
                                                                    ------------       ------------

                  TOTAL                                             $ 54,912,000       $ 53,486,000
                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the three months
                                                           ended October 31,
                                                    ----------------------------
                                                        2004             2003
                                                    -----------      -----------

Net patient revenue                                 $24,177,000      $24,414,000
                                                    -----------      -----------

Operating expenses:
     Cost of revenue                                 15,577,000       16,419,000
     General and administrative                       6,102,000        5,887,000
     Amortization of intangibles                        133,000          127,000
     Provision for possible losses                       85,000          105,000
                                                    -----------      -----------
         Total operating expenses                    21,897,000       22,538,000
                                                    -----------      -----------

Income from operations                                2,280,000        1,876,000

Other income:
     Interest                                            48,000           25,000
                                                    -----------      -----------

Income before income taxes                            2,328,000        1,901,000

Provision for income taxes                              910,000          746,000
                                                    -----------      -----------
Net income                                          $ 1,418,000      $ 1,155,000
                                                    ===========      ===========

Net income per common share:
     Basic                                          $      0.25      $      0.21
                                                    ===========      ===========
     Diluted                                        $      0.25      $      0.20
                                                    ===========      ===========

Weighted average number of shares outstanding:
     Basic                                            5,609,845        5,495,666
                                                    ===========      ===========
     Diluted                                          5,734,510        5,673,853
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the three months ended
                                                                               October 31,
                                                                      -------------------------------
                                                                          2004               2003
                                                                      ------------       ------------
Cash flows from operating activities:
     Net income                                                       $  1,418,000       $  1,155,000
     Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation and amortization                                     216,000            208,000
         Allowance for possible losses, net of writeoffs                    (2,000)           (38,000)
         Deferred income taxes                                               9,000             33,000
         Unrealized (gain) on investments                                  - - - -             (2,000)
         Loss on sale of assets                                              3,000            - - - -
         Changes in assets and liabilities:
              Accounts receivable                                         (271,000)          (821,000)
              Prepaid expenses and other                                  (392,000)            74,000
              Accounts payable and accrued expenses                       (122,000)          (180,000)
              Estimated third-party payor settlements                     (163,000)           (50,000)
              Income taxes payable                                         532,000            188,000
              Deferred revenue                                             110,000             32,000
                                                                      ------------       ------------
                  Net cash provided by operating activities              1,338,000            599,000
                                                                      ------------       ------------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements           (90,000)           (57,000)
                                                                      ------------       ------------
     Purchase of assets of business                                     (1,078,000)           - - - -
                                                                      ------------       ------------
                  Net cash used in investing activities                 (1,168,000)           (57,000)
                                                                      ------------       ------------

Cash flows from financing activities:
Purchase of treasury shares                                               (349,000)            (7,000)
Proceeds from exercise of stock options                                    - - - -              4,000
                                                                      ------------       ------------
                  Net cash used in financing activities                   (349,000)            (3,000)
                                                                      ------------       ------------
Net increase (decrease) in cash and cash equivalents                      (179,000)           539,000
                                                                      ------------       ------------

Cash and cash equivalents-beginning of period                           20,185,000         14,252,000
                                                                      ------------       ------------

Cash and cash equivalents-end of period                               $ 20,006,000       $ 14,791,000
                                                                      ============       ============

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
         Taxes                                                        $    369,000       $    525,000
         Interest                                                            5,000              5,000

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2004.

NOTE 2 - ACQUISITION

         On October 6, 2004, the Company, through a wholly-owned subsidiary in Connecticut, acquired certain assets and employees from On Duty Metropolitan Connecticut, LLC ("On Duty"). On Duty provided home health care services in New Haven and Fairfield Counties. The purchase price of $1,078,000, including acquisition costs of $103,000 was financed using internal funds. The acquisition was accounted for as a purchase and substantially allocated to goodwill.

NOTE 3 - RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods' financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

         A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                                                      For the three months ended
                                                                             October 31,
                                                        --------------------------------------------------------
                                                          2004                                            2003
                                                        ---------                                      ---------
                                                         Shares                                        Shares
                                                        ---------                                      ---------
Basic EPS:                                              5,609,845                                      5,495,666

Effect of dilutive stock options                          124,665                                        178,187
                                                        ---------                                      ---------

Diluted EPS:                                            5,734,510                                      5,673,853
                                                        =========                                      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2004 included with the Company's annual report on Form 10-K with respect to such fiscal year.

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

         The Balanced Budget Act (the "Act") was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health care services. The primary change that affects the Company is the restructuring of the reimbursement system related to Medicare certified home health care agencies. Prior to the Act, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations.

         Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were actually reimbursed under an agency-specific per patient cost limit. Effective October 1, 2000, under the prospective payment system, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

         The final phase of the Act implemented a 15% cut in Medicare reimbursement rates effective October 1, 2002. In two of the last three fiscal years, less than five percent of the Company's net patient revenue was derived directly from Medicare, and accordingly the change to the prospective payment system has not, to date, had a material adverse effect on the Company. However, there can be no assurance that the Medicare prospective payment system will not adversely affected by the prospective payment system. The Company's operations in New York are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected by the prospective payment system. Under the prospective payment system, there can be no assurance that the Company's future referrals will not result in reduced reimbursement rates or reduced volume of business.

         The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 43%, 42% and 47% of net patient revenue for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, were derived from these programs. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, Massachusetts, New Jersey and in Nassau and Westchester Counties, New York.

Recent Matters

         On or about October 8, 2004, New England Home Care, Inc. ("New England'), the Company's Medicare certified and state licensed home health care subsidiary in Connecticut was notified by the Division of Health Systems
Regulation for the Connecticut Department of Public Health ("DPH") of New England's alleged lack of compliance with a Condition of Participation and nine standards for continued Certification for Participation in the Title XVIII Medicare Program ("Summary Statement of Deficiencies"). On October 12, 2004, New England received notice from DPH of alleged violation of Connecticut state regulations based on substantially the same grounds as the Summary Statement of Deficiencies. DPH notified New England that consideration for continued Medicare certification would be based on New England's submission of a Plan of Correction addressing the cited deficiencies and DPH's acceptance of that Plan of Correction by November 12, 2004.

         A Title XVIII Medicare Follow Up Survey was concluded at New England on November 30, 2004. The results of the survey indicated that one Condition of Participation and eight standards continued to be out of compliance. Based on the results of the survey, New England continues to not be certifiable at this time. Consideration for continued certification will be based on correction of the Condition level non-compliance. Continued failure to achieve compliance with the Condition of Participation will result in a recommendation from DPH that New England's Title XVIII Medicare participation should be terminated effective December 27, 2004.

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

         On December 6, 2004, the New York State Senate voted to override the Governor's veto of legislation that will increase the State minimum wage from the current $5.15 per hour to $7.15 over a two-year period. The law will increase the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage will be raised to $6.75 on January 1, 2006 and again on January 1, 2007 to $7.15 per hour. This minimum wage legislation will impact the Company's New York operations on two fronts. Firstly, the Company will be paying higher base wages and secondly, overtime in New York is computed at 1.5 times state minimum wage, thus increasing overtime costs to the Company. The Company is evaluating its options to determine the effect of this legislation. It does not, however, anticipate being able to pass along these increases to its customers in 2005.

Results of Operations and Effects of Inflation

         Net Patient Revenue. For the three months ended October 31, 2004, net patient revenue decreased $237,000, or 1%, to $24,177,000 from $24,414,000 for the three months ended October 31, 2003. This decrease was primarily attributable to (i) a decrease of $1,085,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004, offset by a nonrecurring retroactive Medicaid rate adjustment payment of $176,000 recorded in the three months ended October 31, 2004, and (ii) a decrease of $568,000 in staffing revenue as a result of the Company terminating its staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004. The decline in net patient revenue was partially offset by an increase in net patient revenue of $1,415,000 resulting from the Company's expansion in New Jersey, Massachusetts and Connecticut. The increase in Connecticut was attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty on October 6, 2004.

         Gross Profit. Gross profit margin increased to 35.6% for the three months ended October 31, 2004 from 32.8% for the three months ended October 31, 2003. This increase was primarily attributable to (i) the nonrecurring retroactive Medicaid rate adjustment in New York, (ii) the increase in Medicaid reimbursement rates for certain nursing visits in Connecticut, (iii) the termination of the Company's staffing operations in New York and New Jersey and
(iv) the increase in Medicare certified business in Massachusetts.

         General and Administrative. General and administrative expenses increased $215,000, or 3.7%, to $6,102,000 for the three months ended October 31, 2004 from $5,887,000 for the three months ended October 31, 2003. This increase is primarily attributable to (i) increased professional fees, and (ii) increases in administrative personnel and occupancy costs resulting from the expansion of operations in New Jersey, Massachusetts and Connecticut. The increase in general and administrative expenses was offset by the termination of staffing operations in New Jersey and New York. As a percentage of net patient revenue, general and administrative expenses increased to 25.1% for the three months ended October 31, 2004 from 24.1 % for the three months ended October 31, 2003.

         Amortization. Amortization of intangibles increased $6,000, or 4.7%, to $133,000 for the three months ended October 31, 2004 from $127,000 for the three months ended October 31, 2003. This increase is attributable to the acquisition of On Duty in October 2004.

         Provision for Possible Losses. The Company recorded a provision for possible losses of $85,000 for the three months ended October 31, 2004, as compared to $105,000 for the three months ended October 31, 2003. This decrease is attributable to the Company terminating staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004.

         Income from Operations. As a result of the foregoing, income from operations increased $404,000, or 21.5% to $2,280,000 for the three months ended October 31, 2004 from $1,876,000 for the three months ended October 31, 2003.

         Interest Income. Interest income increased $23,000, or 92%, to $48,000 for the three months ended October 31, 2004 from $25,000 for the three months ended October 31, 2003. This increase is attributable to the higher cash balances of the Company and an increase in interest rates.

         Income Taxes.  The Company's  effective tax rate decreased  slightly to
39.1 % for the three months ended October 31, 2004 from 39.2% for the three months ended October 31, 2003.

         Net Income. Net income increased $263,000, or 22.8%, to $1,418,000, or $.25 per diluted share, in the three months ended October 31, 2004 from $1,155,000, or $.20 per diluted share, in the three months ended October 31, 2003.

         The rate of inflation had no material effect on operations for the three months ended October 31, 2004.

Financial Condition and Capital Resources

         Current assets increased to $39,831,000 and current liabilities increased to $4,804,000 at October 31, 2004. This resulted in a decrease in working capital of $142,000 from $35,169,000 at July 31, 2004 to $35,027,000 at
October 31, 2004. Cash and cash equivalents decreased $179,000 to $20,006,000 at October 31, 2004 from $20,185,000 at July 31, 2004. The decrease in cash and working capital was primarily attributable to the acquisition of On Duty in October 2004.

         The Company provided net cash from operating activities of $1,338,000 for the three months ended October 31, 2004 as compared to net cash provided by operating activities of $599,000. The increase in net cash provided by operating activities of $739,000 is attributable to an increase in operating cash flow of $288,000, a decrease in operating assets of $84,000 and an increase in operating liabilities of $367,000 over the comparable period for the three months ended October 31, 2003.

         Net cash used in investing activities for the three months ended October 31, 2004 consisted of the purchase of assets of business and the purchase of equipment. Net cash used in investing activities for the three months ended October 31, 2003 consisted of the purchase of equipment.

         The net cash used in financing activities for the three months ended October 31, 2004 consisted of the purchase of treasury shares. The net cash used in investing activities for the three months ended October 31, 2003 consisted of the purchase of treasury shares, reduced by the proceeds from stock option exercises.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 120 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable was 75 days at October 31, 2004 as compared to 71 days at October 31, 2003.

         The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. the credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay ..25% commitment fee on unused amounts, payable in arrears. At October 31, 2004, there was no outstanding balance under the credit facility.

         In June 2004, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to
$3,000,000 will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The Company intends to incur capital expenditures of approximately $1,000,000 during the fiscal year ended July 31, 2005 in connection with the proposed implementation of new computer software systems and hardware. The new hardware would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company paid a cash dividend of $0.075 per share on November 5, 2004, and has authorized a cash dividend of $0.075 per share to be paid on February 4, 2005 to stockholders of record on January 21, 2005. The amount of the dividend is approximately $418,000 per quarter. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

Contractual Obligations

         The Company rents various office facilities through 2008 under terms of several lease agreements that include escalation clauses. At October 31, 2004, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

        less than 1 year         $968,000
        1-3 years                $499,000
        3-5 years                     -0-

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         None.

Item 4.  Controls and Procedures

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

         Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of October 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

         The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (c)  Purchases  of  Equity  Securities  by the  Issuer  and  Affiliated
Purchasers: The following table shows Issuer Purchases of Equity Securities:

                                                                                      Total
                                                                                    Number of
                                                                                      Shares
                                                                                    Purchased           Maximum
                                                                     Average        as Part of        Approximate
                                                      Total          Price           Publicly         Dollar Value
                                                      Number         Paid Per       Announced           that May
                     Period                           of Shares        Share          Plans         Yet Be Purchased
                     ------                            ------          -----          -----             ---------

August 1, 2004  -  August 31, 2004                     33,200           $9.53         33,200            $2,525,733

September 1, 2004  -  September 30, 2004                3,277           $9.98          3,277            $2,493,038

October 1, 2004  -  October 31, 2004                     ---            ---            ---                ---
                                                      ----------     ----------    -------------    -----------------

                      Total                            36,477           $9.57         36,477            $2,493,038

         Effective April 24, 2004, the Company's Board of Directors extended its program to repurchase its Common Stock for an additional year. Purchases up to $3,000,000 will be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company (the "Meeting") was held on December 6, 2004. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

         At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D., Robert C. Pordy, M.D. and Harold Shulman, J.D., CPA were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                        For                     Withheld
                                        ---                     --------
Frederick H. Fialkow                   3,902,615                   4,197
Steven Fialkow                         3,902,615                   4,197
Bernard Levine, M.D.                   3,902,615                   4,197
Ira Greifer, M.D.                      3,902,615                   4,197
Robert C. Pordy, M.D.                  3,903,515                   3,297
Harold Shulman J.D., CPA               3,903,515                   3,297

         In addition, the Company's stockholders ratified at the Meeting the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as the Company's independent certified accountants for the year ending July 31, 2005. The votes for such ratification were as follows:

             For               Against           Abstain        Broker Non-Votes
             ---               -------           -------        ----------------
          3,881,070            25,495              247                  0


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed herewith:

         Exhibit
         Number                    Description
         ------                    -----------

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

         32.1     Section 1350 Certification of Principal Executive Officer.

         32.2     Section 1350 Certification of Principal Financial Officer.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NATIONAL HOME HEALTH CARE CORP.


Date:   December 14, 2004       /s/ Robert P. Heller
                                -----------------------
                                Robert P. Heller
                                Vice President of Finance (principal financial
                                officer and principal accounting officer)

                                  EXHIBIT INDEX




         Exhibit
         Number                    Description
         ------                    -----------

         31.1* Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

         31.2* Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

         32.1*    Section 1350 Certification of Principal Executive Officer.

         32.2*    Section 1350 Certification of Principal Financial Officer.

------------------
*   Filed herewith