Form 10-Q
period 2005-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2005-03-17
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2005


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 15, 2005 was 5,664,124.

                         NATIONAL HOME HEALTH CARE CORP.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2005
                                TABLE OF CONTENTS

PART I.                    FINANCIAL INFORMATION                                                            Page
                                                                                                            ----
Item 1.                    Financial Statements                                                              3

                           Balance   Sheets  as  of  January  31,  2005  and  July  31,  2004
                                (unaudited)                                                                 3-4

                           Statements  of  Operations  for the three months ended January 31,
                                2005 and January 31,  2004 and the six months  ended  January
                                31, 2005 and January 31, 2004 (unaudited)                                    5

                           Statements  of Cash Flows for the six  months  ended  January  31,
                                2005 and January 31, 2004 (unaudited)                                        6

                           Notes to Consolidated Financial Statements                                       7-8


Item 2.                    Management's  Discussion  and Analysis of Financial  Condition and
                           Results of Operations                                                             9

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk                         15

Item 4.                    Controls and Procedures                                                           15


PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                 16

Item 6.                    Exhibits                                                                          17

SIGNATURES                                                                                                   18

EXHIBIT INDEX                                                                                                19

ITEM 1 - FINANCIAL STATEMENTS

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                January 31, 2005   July 31, 2004
                                                                   -----------      -----------
ASSETS

Current:
    Cash and cash equivalents                                      $18,802,000      $20,185,000
    Investments                                                         19,000           19,000
    Accounts receivable-less allowance for possible losses of
       $1,102,000 and $1,122,000                                    18,790,000       18,084,000
    Prepaid expenses and other assets                                1,202,000          801,000
    Income taxes receivable                                            588,000               --
    Deferred income taxes                                              472,000          527,000

           Total current assets                                     39,873,000       39,616,000

Furniture, equipment and leasehold
    improvements, net                                                1,066,000        1,083,000
Goodwill                                                            11,621,000       10,628,000
Other intangible assets, net                                         1,392,000        1,589,000
Deposits and other assets                                              916,000          570,000

                           TOTAL                                   $54,868,000      $53,486,000
                                                                   ===========      ===========


(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             January 31, 2005    July 31, 2004
                                                               ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                      $  3,253,000       $  3,322,000
    Estimated third-party payor settlements                         376,000            696,000
    Deferred revenue                                                398,000            402,000
    Income taxes payable                                                 --             27,000
                                                               ------------       ------------
           Total current liabilities                              4,027,000          4,447,000
                                                               ------------       ------------
Stockholders' equity:
    Common stock, $.001 par value; authorized
    20,000,000 shares, issued 7,125,544 shares                        7,000              7,000
    Additional paid-in capital                                   26,529,000         26,174,000
    Retained earnings                                            28,138,000         26,342,000
                                                               ------------       ------------
                                                                 54,674,000         52,523,000

    Less: treasury stock (1,461,380 and 1,424,883 shares)
             at cost                                             (3,833,000)        (3,484,000)
                                                               ------------       ------------
         Total stockholders' equity                              50,841,000         49,039,000
                                                               ------------       ------------
                           TOTAL                               $ 54,868,000       $ 53,486,000
                                                               ============       ============


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the three months ended         For the six months ended
                                                   January 31,                        January 31,
                                           ---------------------------       ---------------------------
                                              2005             2004             2005             2004
                                           ----------       ----------       ----------       ----------
Net patient revenue                       $24,212,000      $22,869,000      $48,389,000      $47,283,000
                                           ----------       ----------       ----------       ----------

Operating expenses:

   Cost of revenue                         16,206,000       15,105,000       31,783,000       31,524,000
   General and administrative               6,521,000        5,786,000       12,623,000       11,673,000
   Amortization of intangibles                139,000          128,000          272,000          255,000
   Provision for possible losses               85,000           55,000          170,000          160,000
                                           ----------       ----------       ----------       ----------
     Total operating expenses              22,951,000       21,074,000       44,848,000       43,612,000
                                           ----------       ----------       ----------       ----------

Income from operations                      1,261,000        1,795,000        3,541,000        3,671,000

Other income:

   Interest                                    63,000           31,000          111,000           56,000
                                           ----------       ----------       ----------       ----------
Income before taxes                         1,324,000        1,826,000        3,652,000        3,727,000

Provision for income taxes                    528,000          693,000        1,438,000        1,439,000
                                           ----------       ----------       ----------       ----------
Net income                                $   796,000      $ 1,133,000      $ 2,214,000      $ 2,288,000
                                          ===========      ===========      ===========      ===========
Net income per share:
   Basic                                  $      0.14      $      0.21      $      0.40      $      0.42
                                          ===========      ===========      ===========      ===========
   Diluted                                $      0.14      $      0.20      $      0.39      $      0.40
                                          ===========      ===========      ===========      ===========
Weighted average shares outstanding:

   Basic                                    5,582,843        5,496,188        5,581,718        5,495,927
                                          ===========      ===========      ===========      ===========
   Diluted                                  5,666,644        5,699,764        5,686,051        5,686,809
                                          ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the six months ended
                                                                                  January 31,
                                                                       ------------       ------------
                                                                           2005               2004
                                                                       ------------       ------------
Cash flows from operating activities:
   Net income                                                          $  2,214,000       $  2,288,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                         443,000            418,000
      Allowance for possible losses, net of writeoffs                       (20,000)            68,000
      Unrealized loss on investments                                             --             (3,000)
      Loss on sale of assets                                                  3,000                 --
      Deferred income taxes                                                  55,000             88,000
      Changes in assets and liabilities:
         Accounts receivable                                               (686,000)          (935,000)
         Prepaid expenses and other                                        (747,000)          (223,000)
         Income taxes receivable                                           (615,000)          (410,000)
         Accounts payable, accrued expenses and other liabilities           (69,000)          (180,000)
         Estimated third-party payor settlements                           (320,000)           (69,000)
         Deferred revenue                                                    (4,000)           (28,000)
                                                                       ------------       ------------
                  Net cash provided by operating activities                 254,000          1,014,000
                                                                       ------------       ------------

Cash flows from investing activities:
   Purchase of furniture, equipment and leasehold improvements             (147,000)           (83,000)
   Purchase of assets of business                                        (1,078,000)                --
                                                                       ------------       ------------
                  Net cash used in investing activities                  (1,225,000)           (83,000)
                                                                       ------------       ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                   355,000              4,000
  Purchase of treasury shares                                              (349,000)            (7,000)
  Payment of cash dividend                                                 (418,000)                --
                                                                       ------------       ------------
         Net cash used in financing activities                             (412,000)            (3,000)
                                                                       ------------       ------------

Net increase (decrease) in cash and cash equivalents                     (1,383,000)           928,000
                                                                       ------------       ------------

Cash and cash equivalents-beginning of period                            20,185,000         14,252,000
                                                                       ------------       ------------

Cash and cash equivalents-end of period                                $ 18,802,000       $ 15,180,000
                                                                       ============       ============

Supplemental  disclosures of cash flow information
  Cash paid during the period for:
     Taxes                                                             $  1,997,000       $  1,751,000
     Interest                                                                11,000             10,000

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2004.

NOTE 2 - ACQUISITION

     On October 6, 2004, the Company, through a wholly-owned subsidiary in Connecticut, acquired certain assets from On Duty Metropolitan Connecticut, LLC ("On Duty"). On Duty provided home health care services in New Haven and Fairfield Counties. The purchase price of $1,078,000, including acquisition costs of $103,000, was financed using internal funds. The acquisition was accounted for as a purchase.

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications have been made in prior periods' financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

     A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                  For the three months ended
                                          January 31,
                                   ------------------------
                                     2005             2004
                                     ----             ----
                                    Shares           Shares

Basic EPS:                         5,582,643      5,496,188

Effect of dilutive securities         84,001        203,576
                                   ---------      ---------

Diluted EPS:                       5,666,644      5,699,764
                                   =========      =========


                                   For the six months ended
                                          January 31,
                                   ------------------------
                                      2005            2004
                                      ----            ----
                                     Shares          Shares

Basic EPS:                         5,581,718      5,495,927

Effect of dilutive securities        104,333        190,882
                                   ---------      ---------
Diluted EPS:                       5,686,051      5,686,809
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

     The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 43%, 42% and 47% of net patient revenue for the fiscal years ended July 31, 2004, 2003 and 2002, respectively, were derived from state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, Massachusetts, New Jersey and in Nassau and Westchester Counties, New York.

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

     A Title XVIII Medicare Follow Up Survey was concluded at New England on November 30, 2004. The results of the survey indicated that one Condition of Participation and eight standards continued to be out of compliance. Although New England disputes certain of the deficiencies cited by DPH, New England intends to comply fully with DPH's direction and has submitted a Plan of Correction. A further survey was taken on December 16, 2004. New England was orally advised that the DPH was satisfied with the results of such survey. In February 2005 the DPH submitted a proposed Consent Order to New England. The Consent

Order would resolve the pending allegations by the DPH, adopt certain policies substantially in accordance with the Plan of Corrections and remain in effect for two years. Revenues derived from New England's participation in the Medicare and Medicaid programs for the fiscal year ended July 31, 2004 were 32% of the Company's total revenues for such period.

     On December 6, 2004, the New York State Senate voted to override the Governor's veto of legislation that will increase the State minimum wage from the current $5.15 per hour to $7.15 over a two-year period.

     The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage will be raised to $6.75 on January 1, 2006 and again on January 1, 2007 to $7.15 per hour. This minimum wage legislation will impact the Company's New York operations on two fronts. Firstly, the Company will be paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing overtime costs to the Company.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2004.

     NET PATIENT REVENUE. For the three months ended January 31, 2005, net patient revenue increased $1,343,000, or 5.9%, to $24,212,000 from $22,869,000 for the three months ended January 31, 2004. This increase was attributable to an increase in net patient revenue of $2,138,000, resulting from the Company's expansion in New Jersey, Connecticut and Massachusetts, offset by (i) a decrease of $404,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004, and (ii) a decrease of $391,000 in staffing revenue as a result of the Company terminating its staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004. The increase in Connecticut was partially attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty.

     GROSS PROFIT. Gross profit margin decreased to 33.1% for the three months ended January 31, 2005 from 34.0% for the three months ended January 31, 2004. This increase is attributable to (i) higher wages paid to home health aides in New York as a result of the union contract that was effective May 2004 and the increase in the minimum wage in New York that was effective January 2005 and
(ii) increased nursing wages incurred during the three month period, primarily an increase in per diem nursing costs as the Company addressed the DPH issues discussed above.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $735,000, or 12.7%, to $6,521,000 for the three months ended January 31, 2005 from $5,786,000 for the three months ended January 31, 2004. This increase is primarily attributable to (i) increased nonrecurring, legal and consulting fees in Connecticut resulting from the DPH survey, (ii) increased administrative personnel in Connecticut to cure the deficiencies resulting from the

DPH survey, (iii) increases in administrative personnel and occupancy costs resulting from the expansion of operations in New Jersey and Massachusetts. As a percentage of net patient revenue, general and administrative expenses increased to 26.9% for the three months ended January 31, 2005 from 25.3 % for the three months ended January 31, 2004.

     AMORTIZATION. Amortization of intangibles increased $11,000, or 8.6%, to $139,000 for the three months ended January 31, 2005 from $128,000 for the three months ended January 31, 2004. This increase is attributable to the acquisition of On Duty in October 2004.

     PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $85,000 for the three months ended January 31, 2005, as compared to $55,000 for the three months ended January 31, 2004.

     INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $534,000, or 29.7% to $1,261,000 for the three months ended January 31, 2005 from $1,795,000 for the three months ended January 31, 2004.

     INTEREST INCOME. Interest income increased $32,000, or 103.2%, to $63,000 for the three months ended January 31, 2004 from $31,000 for the three months ended January 31, 2004. This increase is attributable to the higher cash balances of the Company and an increase in interest rates.

     INCOME TAXES. The Company's effective tax rate increased to 39.9 % for the three months ended January 31, 2005 from 38.0% for the three months ended January 31, 2004. This increase is attributable to higher state income tax rates and fewer work opportunity tax credits in the current three month period.

     NET INCOME. Net income decreased $337,000, or 29.7%, to $796,000, or $.14 per diluted share, in the three months ended January 31, 2005 from $1,133,000, or $.20 per diluted share, in the three months ended January 31, 2004.

SIX MONTHS ENDED JANUARY 31, 2005 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2004

     NET PATIENT REVENUE. For the six months ended January 31, 2005, net patient revenue increased $1,106,000, or 2.3%, to $48,389,000 from $47,283,000 for the six months ended January 31, 2004. This increase was attributable to an increase in net patient revenue of $3,782,000, resulting from the Company's expansion in New Jersey, Connecticut and Massachusetts, offset by (i) a decrease of $1,489,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004, and (ii) a decrease of $1,187,000 in staffing revenue as a result of the Company terminating its staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004. The increase in Connecticut was partially attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty.

     GROSS PROFIT. Gross profit margin increased to 34.3% for the six months ended January 31, 2005 from 33.3% for the six months ended January 31, 2004. This increase was attributable to an increase in Medicaid reimbursement rates for certain nursing visits in Connecticut, effective May 1, 2004 and the termination of staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004, offset by higher wages paid to home health aides in New York as a result of the union contract.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $950,000, or 8.1%, to $12,623,000 for the six months ended January 31, 2005 from $11,673,000 for the six months ended January 31, 2004. This increase is primarily attributable to (i) increased nonrecurring, legal and consulting fees in Connecticut resulting from the DPH survey, (ii) increased administrative personnel in Connecticut to cure the deficiencies resulting from the DPH survey,
(iii) increases in administrative personnel and occupancy costs resulting from the expansion of operations in New Jersey and Massachusetts. As a percentage of net patient revenue, general and administrative expenses increased to 26.0% for the six months ended January 31, 2005 from 24.7% for the six months ended January 31, 2004.

     AMORTIZATION. Amortization of intangibles increased $17,000, or 6.7%, to $272,000 for the six months ended January 31, 2005 from $255,000 for the six months ended January 31, 2004. This increase is attributable to the acquisition of On Duty.

     PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $170,000 for the six months ended January 31, 2005, as compared to $160,000 for the six months ended January 31, 2004.

     INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $130,000, or 3.5%, to $3,541,000 for the six months ended January 31, 2005 from $3,671,000 for the six months ended January 31, 2004.

     INTEREST INCOME. Interest income increased $55,000, or 98.2%, to $111,000 for the six months ended January 31, 2005 from $56,000 for the six months ended January 31, 2004. This increase is attributable to the higher cash balances of the Company and an increase in interest rates.

     INCOME TAXES. The Company's effective tax rate increased to 39.4% for the six months ended January 31, 2005 from 38.6% for the six months ended January 31, 2004. This increase is attributable to higher state income tax rates.

     NET INCOME. Net income decreased $74,000, or 3.2%, to $2,214,000, or $.39 per diluted share, in the six months ended January 31, 2005 from $2,288,000, or $.40 per diluted share, in the six months ended January 31, 2004.

     The rate of inflation had no material effect on operations for the six months ended January 31, 2005.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     Current assets increased to $39,873,000 and current liabilities decreased to $4,027,000 at January 31, 2005. This resulted in an increase in working capital of $677,000 from $35,169,000 at July 31, 2004 to $35,846,000 at January
31, 2005. Cash and cash equivalents decreased $1,383,000 to $18,802,000 at January 31, 2005 from $20,185,000 at July 31, 2004. The decrease in cash and cash equivalents was primarily attributable to the acquisition of On Duty in October 2004 and the payment of the cash dividend of $418,000 in November 2004.

     Operating activities provided net cash of $254,000 for the six months ended January 31, 2005 as compared to net cash provided by operating activities of $1,014,000 for the six months ended January 31, 2004. The decrease in net cash provided by operating activities of $760,000 is attributable to a decrease in operating cash flow of $164,000, a decrease in operating assets of $480,000 and a decrease in operating liabilities of $116,000 over the comparable period for the six months ended January 31, 2004.

     The net cash used in investing activities for the six months ended January 31, 2005 consisted of the purchase of assets of business and the purchase of equipment. Net cash used in investing activities for the six months ended January 31, 2004 consisted of the purchase of equipment.

     The net cash used in financing activities for the six months ended January 31, 2005 consisted of the purchase of treasury shares and the payment of a cash dividend, offset by the proceeds from stock option exercises. The net cash used in financing activities for the six months ended January 31, 2004 consisted of the purchase of treasury shares, offset by the proceeds from stock option exercises.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 120 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable was 75 days at January 31, 2005 as compared to 74 days at January 31, 2004.

     The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility allows the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts, payable in arrears. At January 31, 2005, there was no outstanding balance under the credit facility.

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

CONTRACTUAL OBLIGATIONS

     The Company rents various office facilities through 2008 under terms of several lease agreements that include escalation clauses. At January 31, 2005, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

Less than 1 year  $879,000

1-3 years         $415,000

3-5 years         -0-


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     None.

ITEM 4. CONTROLS AND PROCEDURES.

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

     Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of January 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 6.  EXHIBITS.

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

                                            NATIONAL HOME HEALTH CARE CORP.



Date:  March 17, 2005             /s/ Robert P. Heller
                                  ----------------------------------------------
                                  Robert P. Heller
                                  Vice President of Finance (principal financial
                                  officer and principal accounting officer)

                                  EXHIBIT INDEX

     EXHIBIT NUMBER                          DESCRIPTION
     --------------                          -----------

         31.1* Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

         31.2* Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

         32.1*             Section 1350 Certification of Principal Executive
                           Officer

         32.2*             Section 1350 Certification of Principal Financial
                           Officer


------------------------
*     Filed herewith