Form 10-Q
period 2005-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2005-06-14
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2005


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of June 14, 2005 was 5,664,124.

                         NATIONAL HOME HEALTH CARE CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2005
                                TABLE OF CONTENTS

PART I.                    FINANCIAL INFORMATION                                                            Page
                                                                                                            ----

Item 1.                    Financial Statements

                           Balance Sheets as of April 30, 2005 and July 31, 2004 (unaudited)                3-4

                           Statements  of  Operations  for the three  months  ended April 30,
                                2005 and April 30, 2004 and the nine  months  ended April 30,
                                2005 and April 30, 2004 (unaudited)                                          5

                           Statements  of Cash Flows for the nine months ended April 30, 2005
                                and April 30, 2004 (unaudited)                                               6

                           Notes to Consolidated Financial Statements                                       7-8

Item 2.                    Management's  Discussion  and Analysis of Financial  Condition and
                           Results of Operations                                                            9-16

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk
                                                                                                             16

Item 4.                    Controls and Procedures

                                                                                                             16

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                 17

Item 6.                    Exhibits and Reports on Form 8-K                                                  17

SIGNATURES                                                                                                   18

EXHIBIT INDEX                                                                                                19

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                April 30, 2005   July 31, 2004
                                                                  -----------     -----------
ASSETS

Current:
    Cash and cash equivalents                                     $16,767,000     $20,185,000
    Investments                                                        19,000          19,000
    Accounts receivable less allowance for possible losses of
       $1,115,000 and $1,122,000                                   18,833,000      18,084,000
    Prepaid expenses and other assets                                 710,000         801,000
    Income taxes receivable                                           307,000               -
    Deferred income taxes                                             462,000         527,000
                                                                  -----------     -----------

           Total current assets                                    37,098,000      39,616,000

Furniture, equipment and leasehold
    improvements, net                                               1,833,000       1,083,000
Goodwill                                                           11,621,000      10,628,000
Other intangible assets, net                                        1,253,000       1,589,000
Deposits and other assets                                           3,615,000         570,000
                                                                  -----------     -----------

                           TOTAL                                  $55,420,000     $53,486,000
                                                                  ===========     ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     April 30, 2005     July 31, 2004
                                                                      ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                             $  3,563,000      $  3,322,000
    Estimated third-party payor settlements                                221,000           696,000
    Deferred revenue                                                       459,000           402,000
    Income taxes payable                                                         -            27,000
                                                                      ------------      ------------

           Total current liabilities                                     4,243,000         4,447,000

Stockholders' equity:

    Common stock, $.001 par value; authorized
       20,000,000 shares, issued 7,125,544 shares                            7,000             7,000
    Additional paid-in capital                                          26,529,000        26,174,000
    Retained earnings                                                   28,474,000        26,342,000
                                                                      ------------      ------------

                                                                        55,010,000        52,523,000

    Less: treasury stock (1,461,360 and 1,424,883 shares) at cost       (3,833,000)       (3,484,000)
                                                                      ------------      ------------

         Total stockholders' equity                                     51,177,000        49,039,000
                                                                      ------------      ------------

                           TOTAL                                      $ 55,420,000      $ 53,486,000
                                                                      ============      ============

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the three months ended        For the nine months ended
                                                  April 30,                        April 30,
                                         ---------------------------     ---------------------------
                                             2005            2004            2005           2004
                                         -----------     -----------     -----------     -----------
Net patient revenue                      $24,201,000     $23,739,000     $72,590,000     $71,022,000
                                         -----------     -----------     -----------     -----------

Operating expenses:

   Cost of revenue                        16,327,000      15,163,000      48,110,000      46,688,000
   General and administrative              6,615,000       5,895,000      19,238,000      17,568,000
   Amortization of intangibles               139,000         128,000         411,000         383,000
   Allowance for possible losses              88,000         680,000         258,000         840,000
                                         -----------     -----------     -----------     -----------

     Total operating expenses             23,169,000      21,866,000      68,017,000      65,479,000
                                         -----------     -----------     -----------     -----------

Income from operations                     1,032,000       1,873,000       4,573,000       5,543,000

Other income:

   Interest                                   82,000          43,000         193,000          99,000
                                         -----------     -----------     -----------     -----------
Income before taxes                        1,114,000       1,916,000       4,766,000       5,642,000

Provision for income taxes                   353,000         703,000       1,791,000       2,142,000
                                         -----------     -----------     -----------     -----------

Net income                               $   761,000     $ 1,213,000     $ 2,975,000     $ 3,500,000
                                         ===========     ===========     ===========     ===========
Net income per share:
   Basic                                 $      0.13     $      0.22     $      0.53     $      0.63
                                         ===========     ===========     ===========     ===========
   Diluted                               $      0.13     $      0.21     $      0.52     $      0.62

Weighted average shares outstanding:

   Basic                                   5,664,124       5,547,431       5,628,541       5,512,845
                                         ===========     ===========     ===========     ===========
   Diluted                                 5,751,360       5,677,173       5,727,175       5,683,347
                                         ===========     ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the nine months ended
                                                                                              April 30,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                   ------------      ------------
Cash flows from operating activities:
   Net income                                                                      $  2,975,000      $  3,500,000
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                                     684,000           630,000
      Provision for doubtful accounts, net of writeoffs                                  (7,000)         (456,000)
      Unrealized (gain) on investments                                                        -            (3,000)
      Loss on sale of assets                                                              3,000                 -
      Deferred income taxes                                                              65,000           (58,000)
      Tax benefit realized from the exercise of stock options by
         employees                                                                            -            99,000
      Changes in assets and liabilities:
         Accounts receivable                                                           (742,000)          509,000
         Prepaid expenses and other                                                     261,000            16,000
         Income taxes receivable                                                       (334,000)          (47,000)
         Accounts payable, accrued expenses and other liabilities                       241,000           (25,000)
         Estimated third-party payor settlements                                       (475,000)          (59,000)
         Deferred revenue                                                                57,000           (21,000)
                                                                                   ------------      ------------

                  Net cash provided by operating activities                           2,728,000         4,085,000
                                                                                   ------------      ------------

Cash flows from investing activities:

   Purchase of property, plant and equipment                                         (1,016,000)         (138,000)
   Purchase of assets of business                                                    (4,293,000)                -
                                                                                   ------------      ------------
                  Net cash used in investing activities                              (5,309,000)         (138,000)
                                                                                   ------------      ------------

Cash flows from financing activities:

  Proceeds from exercise of stock options                                               355,000           520,000
  Purchase of treasury shares                                                          (349,000)           (7,000)
  Payment of cash dividend                                                             (843,000)                -
                                                                                   ------------      ------------
         Net cash provided by (used in) financing activities                           (837,000)          513,000
                                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 (3,418,000)        4,460,000

Cash and cash equivalents-beginning of period                                        20,185,000        14,252,000
                                                                                   ------------      ------------

Cash and cash equivalents-end of period                                            $ 16,767,000      $ 18,712,000
                                                                                   ============      ============

Supplemental disclosures of cash flow information: Cash paid during the period for:

       Taxes                                                                       $  2,059,000      $  2,148,000
       Interest                                                                    $     16,000      $     15,000

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2004.

NOTE 2 - ACQUISITIONS

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

     On April 12, 2005, the Company, through a wholly-owned subsidiary in New Jersey, signed an agreement to acquire certain assets from Helping Hands Health Care ("Helping Hands"). Helping Hands provided home health care services in Bergen, Hudson, Passaic, Union, Middlesex, Somerset and Ocean County, New Jersey. The purchase price of $3,152,000, including acquisition costs of $152,000, was financed using internal funds. The acquisition was accounted for as a purchase. The acquisition was completed on May 22, 2005. The purchase price of $3,152,000 is included in deposits and other assets on the April 30, 2005 Balance Sheet of the Company.

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications have been made in prior periods' financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

         A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                 For the three months ended
                                         April 30,
                                  -----------------------
                                    2005           2004
                                   Shares         Shares
                                  ---------     ---------

Basic EPS                         5,664,124     5,547,431
Effect of dilutive securities        87,236       129,742
                                  ---------     ---------
Diluted EPS                       5,751,360     5,677,173
                                  =========     =========

                                 For the nine months ended
                                        April 30,
                                  -----------------------
                                    2005          2004
                                   Shares        Shares
                                  ---------     ---------
Basic EPS                         5,628,541     5,512,845
Effect of dilutive securities        98,634       170,502
                                  ---------     ---------
Diluted EPS                       5,727,175     5,683,347
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

         A Title XVIII Medicare Follow Up Survey was concluded at New England on November 30, 2004. The results of the survey indicated that one Condition of Participation and eight standards continued to be out of compliance. Although New England disputes certain of the deficiencies cited by DPH, New England intends to comply fully with DPH's direction and has submitted a Plan of Correction. A further survey was taken on December 16, 2004. New England was orally advised that the DPH was satisfied with the results of such survey. In February 2005 the DPH submitted a proposed Consent Order to New England. The Consent Order would resolve the pending allegations by the DPH, adopt certain policies substantially in accordance with the Plan of Correction and remain in effect for two years. The failure by New England to sign a consent order satisfactory to the DPH or comply with it could result in a recommendation from DPH that New England's Title XVIII Medicare participation be terminated and that New England no longer be certified as an approved provider of services reimbursed under the Medicare program and be prohibited from participating in that program as well as the Medicaid program. Revenues derived from New England's participation in the Medicare and Medicaid programs for the fiscal year ended July 31, 2004 were 32% of the Company's total revenues for such period.

     In December 2004, New York State adopted legislation to increase the State minimum wage from $5.15 per hour to $7.15 over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage will be raised to $6.75 on January 1, 2006 and again on January 1, 2007 to $7.15 per hour. This minimum wage legislation will impact the Company's New York operations on two fronts. Firstly, the Company will be paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing overtime costs to the Company.

     On May 13, 2005, Accredited Health Services, Inc., the Company's licensed home care subsidiary in New Jersey received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. The Company has had a preliminary meeting before the National Labor Relations Board ("NLRB") in Newark, New Jersey with SEIU 1199 New Jersey Health Care Union, AFL-CIO ("SEIU 1199") to address certain issues regarding the Petition and timing of any election. It is expected that a union vote will be held on a to be determined date by the NLRB. The Company has begun informing its employees of their rights.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED APRIL 30, 2004.

       NET PATIENT REVENUE. For the three months ended April 30, 2005, net patient revenue increased $462,000, or 1.9%, to $24,201,000 from $23,739,000 for the three months ended April 30, 2004. This increase was attributable to an increase in net patient revenue of $832,000, resulting from the Company's expansion in New Jersey, Connecticut and Massachusetts, partially offset by (i) a decrease of $208,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004, and (ii) a decrease of $160,000 in staffing revenue as a result of the Company terminating its staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004. The increase in Connecticut was partially attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty. Net patient revenue for the three months ended April 30, 2004 included a retroactive amount of $739,000, representing the increase in Medicaid reimbursement rates in Connecticut for the period July 1, 2003 through April 30, 2004.

       GROSS PROFIT. Gross profit margin decreased to 32.5% for the three months ended April 30, 2005 from 36.1% for the three months ended April 30, 2004. This decrease is attributable to (i) higher wages paid to home health aides in New York as a result of the union contract that was effective May 2004 and the increase in the minimum wage in New York that was effective January 2005, (ii) a nonrecurring payment of $255,000 in retroactive wages to home health aides that worked on Medicaid cases in Westchester County, New York during calendar year 2004, in conformity with the living wage law that was enacted in Westchester County, New York for 2004, (iii) increases in direct payments to all caregivers and increased worker compensation costs and (iv) the retroactive amount of $739,000 received in the three months ended April 30, 2004.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $720,000, or 12.2%, to $6,615,000 for the three months ended April 30, 2005 from $5,895,000 for the three months ended April 30, 2004. This increase is primarily attributable to (i) increased legal and consulting fees in Connecticut resulting from the DPH survey, (ii) increased administrative personnel in Connecticut to cure the deficiencies resulting from the DPH survey and (iii) increases in administrative personnel and occupancy costs resulting from the expansion of operations in New Jersey and Massachusetts. As a percentage of net patient revenue, general and administrative expenses increased to 27.3% for the three months ended April 30, 2005 from 24.8 % for the three months ended April 30, 2004.

       AMORTIZATION. Amortization of intangibles increased $11,000, or 8.6%, to $139,000 for the three months ended April 30, 2005 from $128,000 for the three months ended April 30, 2004. This increase is attributable to the acquisition of On Duty in October 2004.

       PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $88,000 for the three months ended April 30, 2005, as compared to $680,000 for the three months ended April 30, 2004. The Company set up allowances for accounts receivable balances from certain Medicare certified home health care agencies in the amount of $600,000 in the prior three-month period, as the Company anticipated not receiving certain payments in accordance with contract terms.

       INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $841,000, or 44.9% to $1,032,000 for the three months ended April 30, 2005 from $1,873,000 for the three months ended April 30, 2004.

       INTEREST INCOME. Interest income increased $39,000, or 90.7%, to $82,000 for the three months ended April 30, 2005 from $43,000 for the three months ended April 30, 2004. This increase is attributable to the higher cash balances of the Company and increased interest rates.

       INCOME TAXES. The Company's effective tax rate decreased to 31.7 % for the three months ended April 30, 2005 from 36.7% for the three months ended April 30, 2004. This decrease is attributable to an increase in work opportunity tax credits in the current three-month period and an over accrual of taxes recorded in the fiscal year ended July 31, 2004.

       NET INCOME. Net income decreased $452,000, or 37.3%, to $761,000, or $.13 per diluted share, in the three months ended April 30, 2005 from $1,213,000, or $.21 per diluted share, in the three months ended April 30, 2004.

NINE MONTHS ENDED APRIL 30, 2005 COMPARED TO NINE MONTHS ENDED APRIL 30,  2004

     NET PATIENT REVENUE. For the nine months ended April 30, 2005, net patient revenue increased $1,568,000, or 2.2%, to $72,590,000 from $71,022,000 for the nine months ended April 30, 2004. This increase was attributable to an increase in net patient revenue of $4,607,000, resulting from the Company's expansion in New Jersey, Connecticut and Massachusetts, partially offset by (i) a decrease of $1,697,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004 and (ii) a decrease of $1,342,000 in staffing revenue as a result of the Company terminating its staffing operations in New York and New Jersey during the fiscal year ended July 31, 2004. The increase in Connecticut was partially attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty. Net patient revenue for the nine months ended April 30, 2004 included a retroactive amount of $739,000, representing the increase in Medicaid reimbursement rates in Connecticut for the period July 1, 2003 through April 30, 2004.

     GROSS PROFIT. Gross profit margin decreased to 33.7% for the nine months ended April 30, 2005 from 34.3% for the nine months ended April 30, 2004. This decrease was attributable to (i) higher wages paid to home health aides in New York as a result of the union contract that was effective May 1, 2004 and the increase in the minimum wage in New York that was effective January 2005, (ii) a nonrecurring payment of $255,000 in retroactive wages to home health aides that worked on Medicaid cases in Westchester County, New York during calendar year 2004, in conformity with the living wage law that was enacted in Westchester County, New York for 2004, (iii) increases in direct payments to all caregivers and increased worker compensation costs and (iv) the retroactive amount of $739,000 received in the nine months ended April 30, 2004.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1,670,000, or 9.5%, to $19,238,000 for the nine months ended April 30, 2005 from $17,568,000 for the nine months ended April 30, 2004. This increase is primarily attributable to (i) increased legal and consulting fees in Connecticut resulting from the DPH survey, (ii) increased administrative personnel in Connecticut to cure the deficiencies resulting from the DPH survey and (iii) increases in administrative personnel and occupancy costs resulting from the expansion of operations in New Jersey and Massachusetts. As a percentage of net patient revenue, general and administrative expenses increased to 26.5% for the nine months ended April 30, 2005 from 24.7% for the nine months ended April 30, 2004.

     AMORTIZATION. Amortization of intangibles increased $28,000, or 7.3%, to $411,000 for the nine months ended April 30, 2005 from $383,000 for the nine months ended April 30, 2004. This increase is attributable to the acquisition of On Duty in October 2004.

     PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $258,000 for the nine months ended April 30, 2005, as compared to $840,000 for the nine months ended April 30, 2004. This decrease is explained in the above three-month discussion.

     INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $970,000, or 17.5%, to $4,573,000 for the nine months ended April 30, 2005 from $5,543,000 for the nine months ended April 30, 2004.

     INTEREST INCOME. Interest income increased $94,000, or 94.9%, to $193,000 for the nine months ended April 30, 2005 from $99,000 for the nine months ended April 30, 2004. This increase is attributable to the higher cash balances of the Company and increased interest rates.

     INCOME TAXES. The Company's effective tax rate decreased to 37.6% for the nine months ended April 30, 2005 from 38.0% for the nine months ended April 30, 2004. This decrease is attributable to an increase in work opportunity tax credits in the current nine-month period.

     NET INCOME. Net income decreased $525,000, or 15.0%, to $2,975,000, or $.52 per diluted share, in the nine months ended April 30, 2005 from $3,500,000, or $.62 per diluted share, in the nine months ended April 30, 2004.

   The rate of inflation had no material effect on operations for the nine months ended April 30, 2005.

FINANCIAL CONDITION AND CAPITAL RESOURCES

     Current assets decreased to $37,098,000 and current liabilities decreased to $4,243,000 at April 30, 2005. This resulted in a decrease in working capital of $2,314,000 from $35,169,000 at July 31, 2004 to $32,855,000 at April 30,
2005. Cash and cash equivalents decreased $3,418,000 to $16,767,000 at April 30, 2005 from $20,185,000 at July 31, 2004. The decrease in cash and cash equivalents was primarily attributable to the acquisition of On Duty in October 2004, the prepayment of the purchase price for Helping Hands in April 2005 and the payment of cash dividends of $843,000 during the current fiscal year.

     Operating activities provided net cash of $2,728,000 for the nine months ended April 30, 2005 as compared to net cash provided by operating activities of $4,085,000 for the nine months ended April 30, 2004. The decrease in net cash provided by operating activities of $1,357,000 is attributable to an increase in operating assets of $1,293,000, a decrease in operating liabilities of $72,000, offset by an increase in operating cash flow of $8,000 over the comparable period for the nine months ended April 30, 2004.

     The net cash used in investing activities for the nine months ended April 30, 2005 consisted of the purchase of assets of business and the purchase of equipment. Net cash used in investing activities for the nine months ended April 30, 2004 consisted of the purchase of equipment.

     The net cash used in financing activities for the nine months ended April 30, 2005 consisted of the purchase of treasury shares and the payment of a cash dividend, partially offset by the proceeds from stock option exercises. The net cash provided by financing activities for the nine months ended April 30, 2004 consisted of the proceeds from stock option exercises, partially offset by the purchase of treasury shares.

     The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 120 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 75 days at both April 30, 2005 and April 30, 2004.

     The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility allows the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts, payable in arrears. At April 30, 2005, there was no outstanding balance under the credit facility.

     In June 2004, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to $3,000,000 will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

     The Company intends to incur additional capital expenditures of approximately $500,000 during the fiscal year ended July 31, 2005 in connection with the implementation of new computer software systems and hardware. The Company has spent approximately $1,000,000 to date on this implementation. The new hardware is designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

CONTRACTUAL OBLIGATIONS

     The Company rents various office facilities through 2008 under terms of several lease agreements that include escalation clauses. At April 30, 2005, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

Less than 1 year  $724,000

1-3 years         $385,000

3-5 years         -0-


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

     Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of April 30, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                            NATIONAL HOME HEALTH CARE CORP.



Date:  June 14, 2005                        /s/ Robert P. Heller
                                            ---------------------------
                                                Robert P. Heller
                                                Vice President of Finance
                                                (principal financial officer and
                                                principal accounting officer)

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