Form 10-K
period 2005-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2005-10-31
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the fiscal year ended July 31, 2005           Commission File Number 0-12927

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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).   Yes        No  X
                                           ---       ---

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       Yes        No  X
                                          ---        ---

As of January 31, 2005, the aggregate market value of the Common Stock of the Registrant, its only class of voting securities, held by non-affiliates of the Registrant was approximately $38,972,621 calculated on the basis of the average of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System on that date, as reported by the National Association of Securities Dealers, Inc.

The number of shares of the Registrant's Common Stock outstanding on October 28, 2005 was 5,664,124.

Certain information to be included in the Registrant's definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, for the Registrant's 2005 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.


                                                      TABLE OF CONTENTS
                                                      -----------------

                                                                                                                        PAGE
                                                                                                                        ----

                                                            PART I

Cautionary Statement......................................................................................................1

Item 1.     Business......................................................................................................1

Item 2.     Properties...................................................................................................14

Item 3.     Legal Proceedings............................................................................................15

Item 4.     Submission of Matters to a Vote of Security Holders..........................................................16


                                                           PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities............................................................................................16

Item 6.     Selected Financial Data......................................................................................17

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........................18

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................................................26

Item 8.     Financial Statements and Supplementary Data..................................................................27

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........................27

Item 9A.    Controls and Procedures......................................................................................27

Item 9B.    Other Information............................................................................................27


                                                           PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................................28

Item 11.    Executive Compensation.......................................................................................28

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters......................................................................................................28

Item 13.    Certain Relationships and Related Transactions...............................................................28

Item 14.    Principal Accountant Fees and Services.......................................................................28



                                                  TABLE OF CONTENTS (CONT'D)
                                                  --------------------------

                                                                                                                        PAGE
                                                                                                                        ----


                                                           PART IV

Item 15.    Exhibits and Financial Statement Schedules...................................................................28















                                                           - ii -

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

ITEM 1.  BUSINESS.

GENERAL

         National  Home  Health  Care  Corp.   (the  "Company")  is  a  Delaware
corporation that is a provider of home health care and staffing services in the Northeast region.

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

HOME HEALTH CARE SERVICES

         Home health care services include four broad categories: (1) home health nursing services, (2) infusion therapy, (3) respiratory therapy and, (4) home medical equipment. According to statistics from the

Centers for Medicare and Medicaid Services ("CMS") Office of the Actuary, total expenditures by payers on home health nursing services was approximately $33.0 billion in 2001. Medicare is the largest single payer, accounting for $11.0 billion in 2002, and this is projected to grow to $21.9 billion by 2012 according to the home health care spending projections by CMS' Office of the Actuary.

         The Company currently operates thirty-five offices consisting of one parent corporate office, twenty-two offices that coordinate home health care services and twelve satellite offices. The Company has two Medicare provider numbers and is a Medicaid provider in each of the four states in which it operates. The Company provides a wide variety of home health care services including:

         o Registered nurses who provide specialty services, such as skilled monitoring, clinical nursing assessments, evaluations, clinical interventions, medication supervision and/or administration.

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

         Health Acquisition Corp. d/b/a Allen Health Care Services. Allen Health Care is a provider of home health aide services in New York State. Services are provided by personal care aides, home health aides and homemakers (collectively, "caregivers"). Allen Health Care is licensed by the State of New York Department of Health ("DOH"). Allen Health Care maintains its principal administrative office in Jamaica, New York and has a branch office in Mount Vernon, New York. Case coordinating of patients is performed at these two offices. In addition, Allen Health Care has satellite offices in Brooklyn, Hempstead and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Westchester, Queens, Kings, New York and the Bronx.

         Home health care personnel are licensed or agency certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and thereafter is performed annually. In accordance with DOH regulations, effective April 1, 2005, all new non-licensed employees who are employed to provide direct care or supervision to clients of Allen Health Care will undergo a criminal history record check by the Federal Bureau of Investigation. In March 2005, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations ("JCAHO"), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies ("CHHAs") that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through March 2008.

         Allen Health Care is reimbursed primarily by CHHAs and long-term health care provider programs that subcontract their home health aides from Allen Health Care, as well as by private payers and the Nassau and Westchester Counties Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

         Allen Health Care provides home health aide services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care's offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with DOH regulations and contract requirements, visit patients regularly and review records of service completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, a home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

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

         New England Home Care, Inc. In August 1995, the Company acquired New England. New England is a Medicare certified and state licensed home health care company in Connecticut. In February 2005, New England was re-surveyed by JCAHO, resulting in New England extending its accredited status through February 2008. New England provides services throughout Connecticut. Services include skilled nursing, physical therapy, occupational therapy, medical social services, home health aide and homemaker services. In addition, New England provides specialty services consisting of adult/geriatric, pediatric, post-acute rehabilitation and behavioral health. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or certified under a Connecticut state-approved program and can be engaged on a full-time, part-time or live-in basis. New England performs a multi-state pre-employment criminal background check on all new hires. In addition, a Social Security number verification, satisfactory employer references and a pre-employment drug screen are required.

         New England maintains its principal administrative office in Cromwell, Connecticut. In addition, New England has administrative offices in Milford, West Hartford and Waterbury and satellite offices in Norwalk, Hamden, Norwich and Guilford, Connecticut. Case coordinating of patients is performed at the Milford, Cromwell, West Hartford and Waterbury administrative offices. The satellite offices are used as drop-off offices for paperwork, recruitment, in services and orientation of personnel. Reimbursement for New England's services is primarily provided by the State of Connecticut Department of Social Services Medical Care Administration, the Federal Medicare Program, managed care companies, private payers, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their home health aides from New England.

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

         The continued growth of New England depends on, among other things, its ability to recruit and retain qualified personnel. New England recruits personnel through employee referrals, newsprint media, internet sourcing, direct mailings and industry networking. New England believes that it offers competitive salaries and fringe benefits and has been able to keep its employees working on a steady basis.

         Connecticut Staffing Works Corp. Connecticut Staffing was organized in October 1999 to operate certain of the assets acquired from the Optimum Entities. Connecticut Staffing is a full-service health care staffing company, maintaining its main administrative office in Cromwell, Connecticut. It provides temporary staffing to hospitals, skilled nursing facilities, long-term care centers, occupational health sites, juvenile detention centers, correctional facilities, group homes, schools and other institutions. Staffing personnel include registered nurses, licensed practical nurses, certified nursing assistants, medical secretaries and medical assistants. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are available in the office Monday to Friday 6:00 a.m. to 5:00 p.m, Saturday 6:00 a.m. to 2:00 p.m. and Sunday 6:00 a.m. to 12 noon. Holidays and after hours are supported by an on-call system which pages a staffing coordinator. Connecticut Staffing performs a multi-state pre-employment criminal background check on all new hires. In addition, a Social Security number verification, satisfactory employer references and a pre-employment drug screen are required.

         Connecticut Staffing maintains a roster of quality professional personnel. The continued success of Connecticut Staffing is dependent on, among other things, its ability to maintain a steady roster of per diem workers to meet the staffing requirements of its clients. Connecticut recruits personnel through employee referrals, newsprint media, internet sourcing, direct mailings and industry networking. Connecticut Staffing believes that it offers competitive salaries and fringe benefits and has been able to keep its personnel working on a steady basis.

         Accredited Health Services, Inc. In October 1998, the Company acquired Accredited. Accredited is a licensed health care service firm that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset, Middlesex, Monmouth and Ocean Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has branch offices in East Orange, Jersey City, Edison and Toms River, New Jersey. Case coordinating of patients is performed in Hackensack and the other four branch offices. Accredited also has satellite offices in Union City, Paterson and Elizabeth, New Jersey that are used for recruitment, in services and orientation of home health aides.

         Accredited provides home health care services to its clients twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office. All home health aides are certified under a New Jersey state-approved program and can be engaged on a full-time, part-time or live-in basis. Accredited has been approved by the New Jersey Board of Nursing for the training of home health aides in the State of New Jersey. Effective November 2003, all home health aides of Accredited have criminal background checks performed by the State of New Jersey.

         In March 2005, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited's services is primarily by the State of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their home health aides from Accredited and private payers.

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

         In May 2005, Accredited completed the acquisition of Helping Hands Health Care ("Helping Hands"). Helping Hands provided home health aides services in Bergen, Hudson, Passaic, Essex, Morris, Union, Middlesex, Somerset, Monmouth and Ocean Counties, New Jersey.

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

         Medical Resources Home Health Corp. In September 2002, the Company, through a wholly-owned subsidiary, acquired certain assets of Medical Resources, Inc. and related entities (collectively, the "Medical Resources Entities"). The Medical Resources Entities provided home care services in Massachusetts.

         The  Massachusetts   State  Home  Care  Program  provides  services  to
approximately 33,000 frail, low income elders throughout the state. The funds and services are managed through twenty-seven Aging Service Access Points ("ASAPs") that are not-for-profit organizations geographically dispersed throughout the state. Services provided through this state program include homemaking, personal care, companion and shopping. Medical Resources has contracts with certain of these ASAPs to provide homemaking and personal care services. Services are provided twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system staffed by coordinators and registered nurses. From inception, Medical Resources has performed criminal background investigations on all new personnel.

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

         In April 2003, Medical Resources received its Medicare certification from the CMS. In June 2003, Medical Resources received its Medicaid provider number from the Commonwealth of Massachusetts. As a result of receiving these certifications, Medical Resources expanded its services to include nursing, physical therapy, occupational therapy, speech therapy, medical social services and home health aide services to Medicare and Medicaid recipients.

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

EMPLOYEES AND LABOR RELATIONS

         As of October 28, 2005, the Company had approximately 3,680 full and part-time employees. The Company currently employs the following classifications of personnel: administrative employees which consist of a senior management team (CEO and CFO) of the parent company and a COO, CFO and vice-presidents at each subsidiary company; office administrative staff, nursing directors and clinical managers; sales and marketing executives; licensed and certified professional staff (RNs, LPNs, therapists); and non-licensed care givers (home health and personal care aides). The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

         Effective May 1, 2004 Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees ("AFSCME"), concluded negotiations on an initial three-year labor contract. The labor contract provided "covered" home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company has no other union contracts with any of its employees. The Company believes its relationship with its employees is satisfactory.

         In 2004, in Coke v. Long Island Care At Home, Ltd., the United States Court of Appeals for the Second Circuit invalidated the interpretation by the United States Department of Labor of certain overtime exemptions under the Fair Labor Standards Act regarding companionship services. As a result, it appears that federal overtime pay requirements would apply to all of the Company's personnel that provide home health care services. A petition for a writ of certiorari has been filed with the Supreme Court of the United

States. Unless the decision is overturned on appeal, the Company's labor costs would increase, but the Company does not believe that such increase would have a material adverse affect on its operating results.

         On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. The Company has had a preliminary meeting before the National Labor Relations Board ("NLRB") in Newark, New Jersey with SEIU 1199 New Jersey ( a health care union) to address certain issues regarding the Petition and the timing of the election. It is expected that a union vote will be held on a date to be determined by the NLRB.

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

         Effective May 1, 2004 Allen Health Care and District Council 1707, AFSCME concluded negotiations on an initial three-year labor contract. There can be no assurance that the terms of this collective bargaining agreement will not have a material adverse effect on the Company. On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. It is expected that a union vote will be held on a date to be determined by the NLRB. There can be no assurance as to the outcome of this election, that further unionizing activity will not occur at this or other subsidiaries of the Company or that any such activity or any new collective bargaining agreements will not have a material adverse effect on the Company.

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

Risks Related to Medicare and Medicaid Retroactive Adjustments and Recoupments.

         The Company, as a Medicare and Medicaid provider, is subject to retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the programs. While the Company believes it is in material compliance with applicable Medicare and Medicaid reimbursement regulations, there can be no assurance that the Company, pursuant to such audits, reviews and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that the Company is in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on the Company. As a Medicaid provider, the Company also is subject to routine, unscheduled audits, which may have an adverse impact on the Company's results of operations. For information on a recent audit performed by the Connecticut Department of Social Services, Office of Quality Assurance, see "Government Regulation and Licensing - Audit".

Risks Related to Federal and State Regulations.

         The Company is subject to substantial and frequently changing federal, state and local regulations. The Company must also comply with state licensing along with federal and state eligibility standards for certification as a Medicare and Medicaid provider. In addition, new laws and regulations are adopted periodically to regulate new and existing services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payers. Federal laws governing the Company's activities include regulation of Medicare reimbursement and certification and certain financial relationships with health care providers (collectively, the "fraud and abuse laws"). Although the Company intends to comply with all applicable federal and state fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. (For further discussion on such fraud and abuse laws, see "Government Regulation and Licensing - Medicare Fraud and Abuse"). There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactment of new laws or regulations, will not have a material adverse effect on the Company. In addition, the Balanced Budget Act of 1997, as amended (the "Balanced Budget Act"), introduced several government initiatives causing changes to Medicare reimbursement. These changes have resulted in the Company experiencing a decline in revenue from its Medicare certified nursing agency. (For further discussion on the Balanced Budget Act, see "Government Regulation and Licensing - Medicare"). New England and Medical Resources, as participants in the Medicare and Medicaid programs, are subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations and billing of claims. These audits can result in retroactive adjustments for payments received from these programs resulting in amounts due to governmental agencies. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company. For information as to surveys of New England conducted by the Division of Health Services Regulation for the Connecticut Department of Public Heath (the "DPH"), see "Government Regulation and Licensing - Surveys". A failure by New England to retain Medicare certification would result in New England's termination from participating in the Medicare and Medicaid programs. Revenues derived from New England's participation in these programs for the fiscal year ended July 31, 2005 were 33% of the Company's total revenues.

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

Risks Related to the Company's Exposure to Professional Liabilities.

         Provision of home health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains professional liability insurance intended to cover such claims in amounts which management believes are in accordance with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract customers or to expand its business. In addition, one of the Company's subsidiaries is self-insured for its workers compensation and is at risk for claims up to certain levels.

Risks Related to Third Party Payers.

         For the twelve months ended July 31, 2005, 2004 and 2003, the percentage of the Company's revenues derived from Medicare and Medicaid was 51%, 48%, and 47%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payers to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payer sources and any changes in applicable government regulations could have a material adverse effect on the Company. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Trends Expected to Impact Future Results of
Operations". Changes in the mix of the Company's patients among Medicare, Medicaid and other payer sources may also affect the Company's revenues and profitability.

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

Risks Related to the Company's Dependence on Senior Management.

         The Company believes that the success of its business strategy and its ability to operate profitably depends on the continued employment of its senior management team. If any member of the Company's senior management team becomes unable or unwilling to continue in his present position, the Company's business and financial results could be materially adversely affected.

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

         A substantial portion of the Company's revenue is derived from subcontracts that the Company has with Medicare certified home health care agencies and long-term health care provider programs that subcontract our caregivers. From time to time, some of these agencies have requested bids from the home care agencies to which they subcontract. If the Company is not successful in maintaining these contracts as they come up for bid, it could have a materially adverse effect on the Company's results of operations.

         For the fiscal years ended July 31, 2005, 2004 and 2003, the State of Connecticut Department of Social Services Medical Care Administration program accounted for 28%, 27% and 29%, respectively, of the Company's net patient revenue and the New Jersey Department of Human Services Division of Medical Assistance and Health Services program accounted for 12%, 9% and 7% respectively, of the Company's net patient revenue. The loss of or a significant adverse change in the business terms with either of the foregoing customers would have a material adverse effect on the Company.

GOVERNMENT REGULATION AND LICENSING

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

         Medicare. Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut and Massachusetts. Approximately 6%, 5% and 5% of revenue for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, were derived from the Medicare program (see "Risk Factors -Risks Related to Federal and State Regulations" above for a discussion regarding the Company's participation in the Connecticut Medicare program).

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

         Medicaid. Approximately 46%, 43% and 42% of revenue for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey, Massachusetts and in Nassau and Westchester Counties, New York. Future Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program (see "Risk Factors -Risks Related to Federal and State Regulations" above for a discussion regarding the Company's participation in the Connecticut Medicaid program).

         Surveys. In October 2004, New England was notified by the DPH of alleged lack of compliance with Medicare's Conditions of Participation. Also, in October 2004, New England received notice from DPH of alleged violation of Connecticut state regulations based on substantially the same grounds as stated above. Follow up surveys were concluded in November and December 2004. The November survey showed results similar to the October survey. The survey in December was concluded to the DPH's satisfaction. In February 2005, the DPH submitted a proposed Consent Order to New England. The Consent Order would resolve the pending allegations by the DPH, adopt certain policies substantially in accordance with the Plan of Correction and remain in effect for two years. The final terms of the Consent Order are still being discussed between the DPH and New England. Another Medicare Certification Survey was concluded in August 2005. That survey again alleged a lack of compliance. New England is currently awaiting the results of a follow up survey conducted in October 2005. A failure by New England to achieve Medicare certification would result in New England's termination from participating in the Medicare and Medicaid programs. Revenues derived from New England's participation in these programs for the fiscal year ended July 31, 2005 were 33% of the Company's total revenues.

         Audit. In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the "Department") performed an audit of Medical Assistance claims paid to New England covering the period April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by New England. New England received approximately $50,000,000 in reimbursement during the audit period. The Company is unable to quantify the liability that may arise from this audit.

ITEM 2.  PROPERTIES.

         The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through fiscal 2009. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:


                                 Approximate                                            Expiration Date
Location                         Square Feet                       Use                      of Lease
--------                         -----------                       ---                      --------
Scarsdale, NY                       2,679              Corporate headquarters           October 31, 2008
Queens, NY                         12,300              Administrative office            July  31, 2008
Mount Vernon, NY                    2,500              Branch office                    November 30, 2005
Hempstead, NY                       1,528              Satellite office                 November 30, 2007
Brooklyn, NY                          800              Satellite office                 Month-to-Month
Bronx, NY                             648              Satellite office                 Month-to-Month
Milford, CT                        18,441              Administrative office            March 31, 2006
Cromwell, CT                       18,044              Administrative office            June 30, 2008
Norwalk, CT                         1,400              Satellite office                 Month-to-Month
Hamden, CT                          1,875              Satellite office                 Month-to-Month
Norwich,  CT                        1,200              Satellite office                 Month-to-Month
Waterbury,  CT                      3,986              Branch Office                    May 31, 2007



                                 Approximate                                            Expiration Date
Location                         Square Feet                       Use                      of Lease
--------                         -----------                       ---                      --------

West Hartford, CT                   4,455              Branch office                    January 31, 2009
Guilford, CT                          200              Satellite office                 Month-to-Month
Hackensack, NJ                      4,281              Administrative office            September 30, 2008
Verona, NJ                          2,265              Satellite office                 December 14, 2005
Union City, NJ                        700              Satellite office                 Month-to-Month
Elizabeth, NJ                         700              Satellite office                 Month-to-Month
East Orange, NJ                     3,000              Branch office                    August 31, 2006
Jersey City, NJ                     1,000              Branch office                    Month-to-Month
Toms River, NJ                      1,740              Branch office                    June 30, 2007
Paterson, NJ                        1,250              Satellite office                 November 30, 2006
Whiting, NJ                           730              Satellite office                 December 31, 2006
Edison, NJ                          1,450              Branch office                    February 28, 2006
Newton, MA                          3,838              Administrative office            August 31, 2007
Bellingham, MA                        260              Satellite office                 Month-to-Month
North Andover, MA                     220              Satellite office                 July 31, 2006
Framingham, MA                        525              Satellite office                 Month-to-Month
Boston, MA                            795              Satellite office                 April 30, 2008
Lynn, MA                              412              Satellite office                 Month-to-Month
North Dartmouth, MA                   964              Satellite office                 January 31, 2006
Chicopee, MA                        1,340              Satellite office                 November 30, 2005
North Easton, MA                      550              Satellite office                 Month-to-Month
Leominster, MA                      1,000              Satellite office                 Month-to-Month
Worcester, MA                       1,510              Branch office                    October 31, 2006

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         (a)      Market Information

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2004 and 2005. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                     First          Second           Third        Fourth
                    Quarter         Quarter         Quarter       Quarter
                    -------         -------         -------       -------

     2005

          High     $   11.23      $   14.00      $   14.44      $   14.92
          Low      $    9.30      $    9.71      $   11.50      $   10.87

     2004

          High     $   10.40      $   11.09      $   12.28      $   11.76
          Low      $    6.67      $    8.29      $    9.51      $    9.11

Dividends per share of common stock:

          2005     $   0.075     $    0.075     $    0.075     $    0.075
          2004             -              -              -              -

         (b)      Holders

         There were approximately 86 holders of record of the Company's Common Stock as of October 18, 2005, excluding certain beneficial holders that own their shares in street name, but including each firm which holds shares on behalf of such beneficial owners.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.


============================== ============================ =========================== ============================
                                                                                           Number of Securities
                                                                                          Remaining Available for
                               Number of Securities to be   Weighted-Average Exercise      Future issuance Under
                                 Issued Upon Exercise of       Price of Outstanding      Equity Compensation Plans
                                  Outstanding Options,        Options, Warrants and        (Excluding Securities
        Plan Category              Warrants and Rights                Rights              Reflected in Column (a))
------------------------------ ---------------------------- --------------------------- ----------------------------
                                           (a)                         (b)                           (c)
Equity compensation plans
approved by security holders                    283,783                     $9.60                   132,457
------------------------------ ---------------------------- --------------------------- ----------------------------

Equity compensation plans                           N/A                       N/A                       N/A
not approved by security
holders
------------------------------ ---------------------------- --------------------------- ----------------------------
TOTAL                                           283,783                      $9.60                  132,457
============================== ============================ =========================== ============================

         (d)      Issuer Purchases of Equity Securities

                  None.

Effective September 28, 2005, the Company's Board of Directors extended its program to repurchase shares for an additional year. Purchases up to $3,000,000 per year will be made from time to time in open market transactions, subject to general market and other conditions.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                    Fiscal Years Ended July 31,
                                        -------------------------------------------------------------------------------------
                                               2005             2004               2003          2002               2001
                                        -------------------------------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA:
   Revenue...........................        $98,461,000      $94,592,000     $97,235,000     $82,172,000        $74,492,000
   Operating expenses................         93,090,000       86,975,000      87,694,000      73,792,000         67,804,000
   Income from operations............          5,371,000        7,617,000       9,541,000       8,380,000          6,688,000
   Other income :
    Interest income.............                 275,000          143,000         143,000         227,000            216,000
   Income before income taxes........          5,646,000        7,760,000       9,684,000       8,607,000          6,904,000
   Provision for income taxes........          2,079,000        3,040,000       3,901,000       3,336,000          2,704,000



                                                                    Fiscal Years Ended July 31,
                                        -------------------------------------------------------------------------------------
                                               2005             2004               2003          2002               2001
                                        -------------------------------------------------------------------------------------

   Net income........................          3,567,000        4,720,000       5,783,000       5,271,000          4,200,000
   Primary net income per share of common
   stock.............................        $      0.63      $      0.85     $      1.04     $      0.96        $      0.77
   Diluted net income per share of
  common stock.......................        $      0.62      $      0.83     $      1.01     $      0.91        $      0.75

 Dividends declared per share...             $      0.30      $         -     $         -     $         -        $         -


                                                                       At July 31,
                                   -------------------------------------------------------------------------------------------
                                           2005              2004              2003              2002              2001
                                   -------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Total assets....................       $55,600,000        $53,486,000      $48,473,000       $43,512,000       $37,250,000
Working capital.................        32,729,000         35,169,000       29,551,000        28,232,000        22,138,000
Retained earnings...............        28,216,000         26,342,000       21,622,000        15,839,000        14,784,000
Stockholders' equity............        50,922,000         49,039,000       43,866,000        38,679,000        32,584,000

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

         As a Medicaid provider in Connecticut, the Company is subject to routine, unscheduled audits. These audits may result in the application of a statistically-derived adjustment factor to the Company's revenues, which may have an adverse impact on the Company's results of operations. Although the audits to date have not resulted in any material adjustments, such audits were conducted at a time when the Company had significantly lower Medicaid revenues. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

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

RECENT ACQUISITIONS

         The following acquisitions were made through one of the Company's wholly owned subsidiaries. With the exception of Medical Resources, Inc. ("Medical Resources") described below, these acquisitions complemented an existing business of the Company in the geographical area in which the entity whose assets were acquired provided services. Each of the acquisitions described below was accounted for utilizing purchase accounting principles. At the time of its acquisition, the revenues of each acquired business constituted less than ten percent of the consolidated revenues of the Company.

         On May 22, 2005, the Company acquired through Accredited Health Services, Inc. ("Accredited") certain assets of Helping Hands Health Care, a licensed home health care company in the state of New Jersey that provided home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Middlesex, Somerset and Ocean Counties, New Jersey.

         On October 6, 2004, the Company acquired through New England Home Care, Inc. ("New England") certain assets of On Duty Metropolitan Connecticut, LLC, a Medicare certified and State licensed home health care company that provided nursing and home health care services in New Haven and Fairfield Counties, Connecticut.

         On March 17, 2003, the Company acquired through New England certain assets of Professional Relief Nurses, Inc. ("PRN"), a Medicare certified and State licensed home health care company that provided nursing and home health aide services in Hartford, Litchfield, New Haven and Middlesex Counties, Connecticut.

         On December 14, 2002, the Company acquired through Accredited certain assets of Mary Baker's Health Care Services, Inc. ("Mary Baker"), a licensed home health care company in the state of New Jersey that provided home health aide services in Bergen and Passaic Counties, New Jersey.

         On September 3, 2002, the Company, through a then newly-formed subsidiary Medical Resources Home Health Corp., acquired certain assets of Medical Resources and related entities. Medical Resources provided home health aide services throughout Massachusetts.

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

         Goodwill and Other Long-Lived Assets. Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets") provides that goodwill is to be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Consistent with this standard, the Company reviews goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its proper value. The Company currently does not believe any impairment of its goodwill or any such other asset existed at July 31, 2005. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

RESULTS OF OPERATIONS

(% of net patient revenue)                    FISCAL YEAR ENDED JULY 31,
                                        ------------------------------------
                                         2005           2004           2003
                                         ----           ----           ----

Net patient revenue                     100.0%         100.0%         100.0%
Cost of revenue                          66.1           65.4           65.0
General and administrative               26.6           24.8           24.2
Allowance for possible losses             1.3            1.2          - -
Amortization of intangibles                .6             .5            1.0
                                        -----          -----          -----
Total operating expenses                 94.5           91.9           90.2
Income from operations                    5.5            8.1            9.8
Interest income                            .2             .1             .1
                                        -----          -----          -----
Income before income taxes                5.7            8.2            9.9
Provision for income taxes                2.1            3.2            4.0
                                        -----          -----          -----
Net income                                3.6%           5.0%           5.9%
                                        =====          =====          =====

Certain Factors Expected to Impact Future Results of Operations

         Effective May 1, 2004, the Connecticut Department of Social Services ("DSS") increased the Medicaid rate for certain nursing visits. The rate for a medication administration visit, defined as administration of oral, intramuscular and/or subcutaneous medication by a health care agency/professional, was increased from $52 to $56.50 for initial visits and from $26 to $28.25 for subsequent visits. The increase in these rates was made retroactive to July 1, 2003, resulting in an increase in net patient revenue of approximately $916,000 for the period from July 1, 2003 through April 30, 2004, all of which was recorded in the results of operations for the fiscal year ended July 31, 2004. The rate change has impacted and will continue to impact periods following May 1, 2004, and, at current levels of operations, the Company estimates that the rate change will result in an increase in net patient revenue of approximately $1,050,000 annually. In May 2003, the rates for these nursing visits had been significantly reduced from $85 to $52 per visit. The Connecticut Department of Social Services analyzed the impact of this rate cut and as a result, effective May 1, 2004, increased the rates retroactive to July 1, 2003.

         In October 2005, DSS increased the rates for all home health care services provided to state-aided persons by 4%. These rates were increased retroactive to July 1, 2005 and at current levels of operations, the Company estimates that the rate change will result in an increase in net patient revenue of approximately $1,000,000 annually.

         Health Acquisition Corp., d/b/a Allen Health Care Services, the Company's New York licensed home health care subsidiary, and District Council 1707, American Federation of State, County and Municipal Employees concluded negotiations on an initial three-year labor contract that became effective

May 1, 2004. This labor contract provides "covered" home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, an increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company does not believe that the labor contract will have a material adverse effect on the Company's future results of operations or financial condition.

         In October 2004, New England was notified by the Division of Health Systems Regulation for the Connecticut Department of Public Health (the "DPH") of alleged lack of compliance with Medicare's Conditions of Participation. Also, in October 2004, New England received notice from the DPH of alleged violation of Connecticut state regulations based on substantially the same grounds as stated above. Follow up surveys were concluded at New England in November and December 2004. The November survey showed results similar to the October survey. The survey in December was concluded to the DPH's satisfaction. In February 2005, the DPH submitted a proposed Consent Order to New England. The Consent Order would resolve the pending allegations by the DPH, adopt certain policies substantially in accordance with the Plan of Correction and remain in effect for two years. The final terms of the Consent Order are still being discussed between the DPH and New England. Another Medicare Certification Survey was concluded in August 2005. That survey again alleged a lack of compliance. New England is currently awaiting the results of a follow-up survey conducted in October 2005. A failure by New England to achieve certification would result in New England's termination from participating in the Medicare and Medicaid programs. Revenues derived from New England's participation in these programs for the fiscal year ended July 31, 2005 were 33% of the Company's total revenues.

         In December 2004, New York State adopted legislation to increase the State minimum wage from $5.15 per hour to $7.15 per hour over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage will be raised to $6.75 per hour on January 1, 2006 and to $7.15 per hour on January 1, 2007. This minimum wage legislation has impacted and will continue to impact the Company's New York operations on two fronts. Firstly, the Company will be paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing costs to the Company.

         On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. The Company has had a preliminary meeting before the National Labor Relations Board ("NLRB") in Newark, New Jersey with SEIU 1199 New Jersey ( a health care union) ("SEIU 1199") to address certain issues regarding the Petition and the timing of the election. It is expected that a union vote will be held on a date to be determined by the NLRB.

         On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant ("PCA") Beneficiary Assessment Tool (the "Tool"). The Tool is used to determine the weekly hours a PCA Beneficiary receives. As a result of the implementation of the new assessment Tool, Accredited will experience a reduction in the amount of total hours per week that each PCA Beneficiary receives. The Company is unable to quantify the amount of the future decline in revenue as a result of the revised Tool. For the fiscal year ended July 31, 2005, the State of New Jersey Medicaid Program accounted for approximately 84% of Accredited's revenue.

YEAR ENDED JULY 31, 2005 COMPARED TO YEAR ENDED JULY 31, 2004

         NET PATIENT REVENUE. For the fiscal year ended July 31, 2005 ("fiscal 2005"), net patient revenue increased $3,869,000, or 4.0%, to $98,461,000 from $94,592,000 for the fiscal year ended July 31, 2004

("fiscal 2004"). This increase was attributable to an increase in net patient revenue of $6,726,000 resulting from the Company's expansion in New Jersey, Connecticut and Massachusetts, offset by (i) a decrease of $1,431,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004, and (ii) a decrease of $1,426,000 in staffing revenue primarily as a result of the Company terminating its staffing operations in New York and New Jersey during fiscal 2004. The increase in Connecticut was partially attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty. The increase in New Jersey was partially attributable to the acquisition of Helping Hands.

         GROSS PROFIT. Gross profit margin decreased to 33.9% for fiscal 2005 from 34.6% for fiscal 2004. This decrease is attributable to (i) higher wages paid to home health aides in New York as a result of the union contract that was effective May 1, 2004, (ii) the increase in the minimum wage in New York that was effective January 1, 2005, (iii) the increase in Medicaid wages paid to home health aides in Westchester County, New York as a result of the living wage law that was enacted in 2004, (iv) increases in direct payments to all caregivers and increased worker compensation costs and (v) the retroactive amount of $916,000 received in fiscal 2004.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2,662,000, or 11.3%, to $26,165,000 in fiscal 2005 from $23,503,000 in fiscal 2004. This increase is primarily attributable to (i) increased administrative personnel in Connecticut to cure the deficiencies resulting from the DPH survey, (ii) increased legal and consulting fees in Connecticut resulting from the DPH survey, (iii) increases in administrative personnel and occupancy costs resulting from the expansion of operations in New Jersey and Massachusetts, (iv) the acquisitions of On Duty and Helping Hands and (v) professional fees incurred resulting from the union activities in New Jersey. As a percentage of net patient revenue, general and administrative expenses increased to 26.6% in fiscal 2005 from 24.8% in fiscal 2004.

         ALLOWANCE FOR POSSIBLE LOSSES. The Company recorded an allowance for possible losses of $1,280,000 in fiscal 2005 as compared to $1,112,000 in fiscal 2004. The Company had set up allowances for accounts receivable balances relating to two Medicare certified agencies in fiscal 2004, as the Company anticipated not receiving certain payments in accordance with contract terms. One of these agencies filed for Chapter 11 Bankruptcy Protection during fiscal 2005 and the other agency filed for Bankruptcy Protection on September 30, 2005. The Company has recorded an allowance of 75% on these two accounts receivable balances.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $70,000, or 13.7%, to $580,000 in fiscal 2005 from $510,000 in fiscal 2004. This increase is attributable to the acquisitions of On Duty and Helping Hands.

         INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $2,246,000, or 29.5%, to $5,371,000 in fiscal 2005 from $7,617,000 in fiscal 2004.

         INTEREST INCOME. Interest income increased $132,000, or 92.3% to $275,000 in fiscal 2005 from $143,000 in fiscal 2004. This increase is attributable to higher cash balances of the Company during the fiscal year and increased interest rates.

         INCOME TAXES. The Company's effective tax rate decreased to 36.80% in fiscal 2005 as compared to 39.2% in fiscal 2004. This decrease is attributable to an increase in work opportunity tax credits in fiscal 2005 and an over accrual of taxes recorded in fiscal 2004.

         NET INCOME. Net income decreased $1,153,000, or 24.4%, to $3,567,000, or $.62 per diluted share, in fiscal 2005 from $4,720,000, or $.83 per diluted share, in fiscal 2004.

YEAR ENDED JULY 31, 2004 COMPARED TO YEAR ENDED JULY 31, 2003

         NET PATIENT REVENUE. For the fiscal year ended July 31, 2004, net patient revenue decreased $2,643,000, or 2.7%, to $94,592,000 from $97,235,000 for the fiscal year ended July 31, 2003 ("fiscal 2003"). This decrease was primarily attributable to (i) a decrease of $1,879,000 in net patient revenue as a result of the reduced Medicaid reimbursement rates for certain nursing visits in Connecticut that was effective May 1, 2003, (ii) a decrease of $3,428,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and (iii) a decrease of $1,246,000 in staffing revenue primarily as a result of the Company terminating its staffing operations in New York in December 2003 and in New Jersey in July 2004. The decline in net patient revenue was offset by an increase in net patient revenue of $3,910,000 from the Company's expansion in New Jersey and the Company attaining Medicare and Medicaid certification in Massachusetts.

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

         ALLOWANCE FOR POSSIBLE LOSSES. The Company recorded an allowance for possible losses of $1,112,000 in fiscal 2004 as compared to $300,000 in fiscal 2003. The increase in the allowance for possible losses is attributable to the Company establishing allowances for accounts receivable balances from certain home health care agencies and other health care institutions. As many of these agencies and institutions have been experiencing financial difficulties and have not made payments in accordance with contract terms, the Company has reserved for possible losses. The Company is closely monitoring these accounts receivable balances.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Current assets decreased $2,209,000 to $37,407,000 and current liabilities increased $231,000 to $4,678,000 at July 31, 2005. These changes resulted in a decrease in working capital of $2,440,000 to $32,729,000 at July 31, 2005 from $35,169,000 at July 31, 2004. Cash and cash equivalents decreased $4,001,000 to $16,184,000 at July 31, 2005 from $20,185,000 at July 31, 2004.
The decrease in cash and cash equivalents and working capital was primarily attributable to (i) the acquisitions of On Duty and Helping Hands for $4,249,000 and the (ii) payment of cash dividends of $1,268,000 in fiscal 2005.

         Net cash provided by operating activities was $2,676,000 in fiscal 2005 as compared with $5,961,000 in fiscal 2004. The decrease in cash provided by operating activities of $3,285,000, or 55.1%, is attributable to a decrease in operating cash flow of $1,056,000, an increase in operating assets, primarily accounts receivable, of $2,074,000 and a decrease in operating liabilities of $155,000 over fiscal 2004.

         Investing activities in fiscal 2005 used cash of $5,415,000 as compared to $383,000 in fiscal 2004. The cash used in investing activities in fiscal 2005 consisted of the purchase of businesses and the purchase of equipment. The cash used in investing activities in fiscal 2004 consisted of the purchase of equipment, offset by the proceeds from the sale of investments.

         Financing activities in fiscal 2005 used cash of $1,262,000 as compared to cash provided by financing activities of $355,000 in fiscal 2004. The cash used in financing activities in fiscal 2005 consisted of the purchase of treasury shares and the payment of cash dividends, offset by the proceeds from the exercise of stock options. The cash provided by financing activities in fiscal 2004 consisted of the proceeds from the exercise of stock options, offset by the purchase of treasury stock.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 75 days in fiscal 2005, as compared to 74 days in fiscal 2004.

         The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility provides for the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable that are aged less than 120 days at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires in October 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay ..25% commitment fee on unused amounts, payable quarterly in arrears. At July 31, 2005, there was no outstanding balance under the credit facility. The Company is negotiating a new credit facility to replace the credit facility.

         In September 2005, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to $3,000,000 will be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The Company intends to incur capital expenditures of approximately $500,000 during the fiscal year ending July 31, 2006 in connection with the proposed implementation of new computer hardware, telephone equipment and networking equipment . These expenditures would be designed to, among other things, update data input capability regarding services rendered at certain locations. The Company believes that these expenditures will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

         In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the "Department") performed an audit of Medical Assistance claims paid to New England during the period April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by New England. New England received approximately $50,000,000 in reimbursement covered by the audit period. The Company is unable to quantify the liability that may arise under such audit.

         In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

INFLATION AND SEASONALITY

         The rate of inflation had no material effect on operations for fiscal 2005. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company's business is not seasonal.

CONTRACTUAL OBLIGATIONS

         The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At July 31, 2005, minimum annual rental commitments under noncancellable operating leases are as follows:

----------------------- ---------------------------------------------------------------------------------------------
                                                           Payments due by period
----------------------- ----------------- ---------------- -------------------- ----------------- -------------------
                        Total             Less than 1                                             More than 5
                                          year             1-3 years            3-5 years         years
----------------------- ----------------- ---------------- -------------------- ----------------- -------------------
Operating Leases        $2,719,000        $1,097,000            $1,547,000      $75,000           - - - - -
----------------------- ----------------- ---------------- -------------------- ----------------- -------------------
Total                   $2,719,000        $1,097,000            $1,547,000      $75,000           - - - - -
----------------------- ----------------- ---------------- -------------------- ----------------- -------------------

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

         Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of July 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

         The information required by each of the items of Part III (Items 10, 11, 12, 13 and 14) is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the

Company's Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on or about December 5, 2005, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a) The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report:

Pages F-1 through F-31: Financial Statements and Supplemental Material (see index to the consolidated financial statements).

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

       3.3 Amended By-laws. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

       10.1#  1992  Stock  Option  Plan.   Incorporated   by  reference  to  the
              Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

       10.2#  1999  Stock  Option  Plan.   Incorporated   by  reference  to  the
              Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

       10.3# Amended and Restated Employment Agreement dated as of November 1, 2001 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002.

       10.4#* Employment  Agreement  dated as of  August  1,  2005  between  the
              Registrant and Steven Fialkow.

       EXHIBIT
       NUMBER                         DOCUMENT
       ------                         --------

       10.5#* Employment  Agreement  dated as of  August  1,  2005  between  the
              Registrant and Robert P. Heller.

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

----------
#     Management contract or compensatory plan or arrangement.
*     Filed herewith.

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

                         NATIONAL HOME HEALTH CARE CORP.

                                                  /s/ Robert P. Heller
                                            ------------------------------------
                                            By:      Robert P. Heller
                                                     Vice President of Finance
                                                     and Chief Financial Officer

Dated:  October 27, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


--------------------------------------- --------------------------------------------- ----------------------------
              SIGNATURE                                    TITLE                                 DATE
              ---------                                    -----                                 ----
--------------------------------------- --------------------------------------------- ----------------------------
    /s/ Frederick H. Fialkow            Chairman of the Board of Directors            October 27, 2005
--------------------------------

Frederick H. Fialkow


--------------------------------------- --------------------------------------------- ----------------------------
    /s/ Steven Fialkow                  President, Chief Executive Officer,           October 27, 2005
-----------------------------------     Secretary and Diretor (principal executive

Steven. Fialkow officer)


--------------------------------------- --------------------------------------------- ----------------------------
    /s/ Robert P. Heller                Vice President of Finance, Chief Financial    October 27, 2005
------------------------------------    Officer and Treasurer (principal financial
                                        and accounting officer)

Robert P. Heller
--------------------------------------- --------------------------------------------- ----------------------------





---------------------------------------------- ------------------------------ ------------------------------------
    /s/ Ira Greifer                            Directors                      October 27, 2005
-------------------------------------------

Ira Greifer, M.D.


---------------------------------------------- ------------------------------ ------------------------------------
    /s/ Bernard Levine                         Director                       October 27, 2005
--------------------------------------------

Bernard Levine, M.D.


---------------------------------------------- ------------------------------ ------------------------------------
    /s/ Robert Pordy                           Director                       October 27, 2005
----------------------------------------


Robert Pordy, M.D.


---------------------------------------------- ------------------------------ ------------------------------------
    /s/ Harold Shulman                         Director                       October 27, 2005
-------------------------------------------

Harold Shulman

         NATIONAL HOME HEALTH CARE CORP.
                        AND SUBSIDIARIES


















--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                       AND SUPPLEMENTAL MATERIAL
                                        YEARS ENDED JULY 31, 2005, 2004 AND 2003

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS




        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM          F-3

        CONSOLIDATED FINANCIAL STATEMENTS:

           Balance sheets                                                F-4
           Statements of earnings                                        F-5
           Statements of changes in stockholders' equity                 F-6
           Statements of cash flows                                      F-7
           Summary of accounting policies                                F-8-14
           Notes to consolidated financial statements                    F-15-28

        SUPPLEMENTAL MATERIAL:

           Report of Independent Registered Public Accounting
                                 Firm on Schedule II                     F-30

           Schedule II - Valuation and Qualifying Accounts               F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2005 and 2004 and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Valhalla, New York
October 7, 2005


                                                                                       NATIONAL HOME HEALTH CARE CORP.
                                                                                                      AND SUBSIDIARIES


                                                                                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------

 July 31,                                                                                 2005                   2004
 ------------------------------------------------------------------------ ---------------------- ---------------------
 ASSETS
 CURRENT:
    Cash, (including cash equivalents of $10,589,000 and $15,964,000,
       respectively) (Note 7)                                                     $16,184,000             $20,185,000
    Investments                                                                        19,000                  19,000
    Accounts receivable, less allowance for possible losses of
       $1,866,000 and $1,122,000 respectively  (Note 7)                            19,564,000              18,084,000
    Prepaid expenses and other                                                        805,000                 801,000
    Income taxes receivable                                                           121,000                       -
    Deferred income taxes (Note 6)                                                    714,000                 527,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
            TOTAL CURRENT ASSETS                                                   37,407,000              39,616,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
 Furniture, equipment and leasehold improvements, net
          (Note 1)                                                                  1,860,000               1,083,000
 Goodwill (Note 2)                                                                 14,463,000              10,628,000
 Other intangible assets, net (Note 3)                                              1,384,000               1,589,000
 Deposits and other assets                                                            486,000                 570,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
                                                                                  $55,600,000             $53,486,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note 4)                                 $3,771,000              $3,322,000
    Estimated third-party payer settlements                                            72,000                 696,000
    Deferred revenue                                                                  410,000                 402,000
    Dividend payable                                                                  425,000                       -
    Income taxes payable                                                                    -                  27,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
            TOTAL CURRENT LIABILITIES                                               4,678,000               4,447,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 9)
 STOCKHOLDERS' EQUITY (NOTE 8) :
    Common stock, $.001 par value, shares authorized - 20,000,000;
       issued 7,125,544 and 7,041,388, respectively                                     7,000                   7,000
    Additional paid-in capital                                                     26,532,000              26,174,000
    Retained earnings                                                              28,216,000              26,342,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
                                                                                   54,755,000              52,523,000
    Less treasury stock (1,461,360 and 1,424,883 shares) - at cost
       (Note 10)                                                                   (3,833,000)             (3,484,000)
 ------------------------------------------------------------------------ ---------------------- ---------------------
            TOTAL STOCKHOLDERS' EQUITY                                             50,922,000              49,039,000
 ------------------------------------------------------------------------ ---------------------- ---------------------
                                                                                  $55,600,000             $53,486,000
 ------------------------------------------------------------------------ ---------------------- ---------------------

                                                                       See accompanying summary of accounting policies
                                                                       and notes to consolidated financial statements.



                                                                                                                   F-4


                                                                                         NATIONAL HOME HEALTH CARE CORP.
                                                                                                        AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------------------------------------------------------

 Years ended July 31,                                                        2005               2004              2003
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 NET PATIENT REVENUE (NOTE 7)                                         $98,461,000        $94,592,000       $97,235,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 OPERATING EXPENSES:

    Cost of revenue                                                    65,065,000         61,850,000        63,256,000
    General and administrative                                         26,165,000         23,503,000        23,547,000
    Allowance for possible losses                                       1,280,000          1,112,000           300,000
    Amortization of intangibles                                           580,000            510,000           591,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
         TOTAL OPERATING EXPENSES                                      93,090,000         86,975,000        87,694,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
         INCOME FROM OPERATIONS                                         5,371,000          7,617,000         9,541,000
 OTHER INCOME:

    Interest                                                              275,000            143,000           143,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
         INCOME BEFORE INCOME TAXES                                     5,646,000          7,760,000         9,684,000
 PROVISION FOR INCOME TAXES (NOTE 6)                                    2,079,000          3,040,000         3,901,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 NET INCOME                                                           $ 3,567,000        $ 4,720,000       $ 5,783,000
 --------------------------------------------------------------- ----------------- ------------------ -----------------
 NET INCOME PER COMMON SHARE:

    Basic                                                             $      0.63        $      0.85       $      1.04
          Diluted                                                     $      0.62        $      0.83       $      1.01
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

    Basic                                                               5,637,510          5,541,730         5,545,953
    Diluted                                                             5,732,842          5,700,770         5,738,267

 DIVIDENDS DECLARED PER SHARE                                         $      0.30        $         -       $         -
 --------------------------------------------------------------- ----------------- ------------------ -----------------

                                                                         See accompanying summary of accounting policies
                                                                         and notes to consolidated financial statements.



                                                                                                                     F-5


                                                                                                     NATIONAL HOME HEALTH CARE CORP.
                                                                                                                    AND SUBSIDIARIES

                                                                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock                                                Treasury Stock
                                              -----------------------                                       ----------------------
                                                                          Additional
                                                                           Paid-in       Retained
                                              Shares          Amount       Capital       Earnings            Shares       Amount
 ------------------------------------------------------- --------------- ----------------- ------------- -------------- ----------
Balance, July 31, 2002                      6,902,819   $      7,000   $ 25,552,000   $ 15,839,000       1,329,979   $ (2,719,000)

Net income                                          -              -              -      5,783,000               -              -

Exercise of stock options                       1,000              -          4,000              -               -              -
Acquisition of treasury shares                      -              -              -              -          77,592       (600,000)
-----------------------------------------------------   ------------   ------------   ------------    ------------   ------------
Balance, July 31, 2003                      6,903,819          7,000     25,556,000     21,622,000       1,407,571     (3,319,000)
Net income

                                                    -              -              -      4,720,000               -              -

Exercise of stock options                     137,569              -        520,000              -               -              -

Tax benefit of stock options exercised              -              -         98,000              -               -              -
Acquisition of treasury shares                      -              -              -              -          17,312       (165,000)
-----------------------------------------------------   ------------   ------------   ------------    ------------   ------------
Balance, July 31, 2004                      7,041,388          7,000     26,174,000     26,342,000       1,424,883     (3,484,000)

Net income                                          -              -              -      3,567,000               -              -

Exercise of stock options                      84,156              -        355,000              -               -              -
Tax benefit of stock option exercised               -              -          3,000              -               -              -
Acquisition of treasury shares                      -              -              -              -          36,477       (349,000)
Dividends on common stock                           -              -              -     (1,693,000)              -              -
-----------------------------------------------------   ------------   ------------   ------------    ------------   ------------
BALANCE, JULY 31, 2005                      7,125,544   $      7,000   $ 26,532,000   $ 28,216,000       1,461,360   $ (3,833,000)
-----------------------------------------------------   ------------   ------------   ------------    ------------   ------------

                                                                                     See accompanying summary of accounting policies
                                                                                     and notes to consolidated financial statements.



                                                                                                                                 F-6


                                                                                         NATIONAL HOME HEALTH CARE CORP.
                                                                                                        AND SUBSIDIARIES

                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------

 Years ended July 31,                                                         2005             2004              2003
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                         $ 3,567,000     $  4,720,000      $  5,783,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
    Adjustments  to  reconcile  net  income to net cash  provided by  operating activities:

         Depreciation and amortization                                     986,000          847,000           884,000
         Allowance for possible losses, net of write-offs                  744,000          500,000            69,000
         Loss on sale of assets                                              3,000                -                 -
         Gain on investments                                                     -           (4,000)                -
         Deferred income taxes                                            (187,000)          11,000           272,000
         Unrealized loss on investments                                          -                -            13,000
         Tax benefit realized from the exercise of stock options             3,000           98,000                 -
         Changes in assets and liabilities:
               Accounts receivable                                      (2,224,000)         121,000        (2,392,000)
               Prepaid expenses and other                                   99,000         (172,000)         (118,000)
               Income taxes payable                                       (148,000)        (107,000)          368,000
               Accounts payable and accrued expenses                       449,000           65,000          (324,000)
               Estimated third-party payer settlements                    (624,000)         (60,000)         (156,000)
               Deferred revenue                                              8,000          (58,000)          120,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                 2,676,000        5,961,000         4,519,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase property, plant and equipment                              (1,166,000)        (390,000)         (306,000)
    Proceeds from sale of investments                                            -            7,000                 -
    Purchase of assets of businesses                                    (4,249,000)               -        (4,706,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
               NET CASH USED IN INVESTING ACTIVITIES                    (5,415,000)        (383,000)       (5,012,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of treasury stock                                           ( 349,000)        (165,000)         (600,000)
    Proceeds from exercise of stock options                                355,000          520,000             4,000
    Payment of dividends                                                (1,268,000)               -                 -
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
               NET CASH (USED IN)  PROVIDED BY FINANCING                (1,262,000)         355,000
                 ACTIVITIES                                                                                  (596,000)
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 Net increase (decrease) in cash and cash equivalents                   (4,001,000)       5,933,000        (1,089,000)
 Cash and cash equivalents, beginning of year                           20,185,000       14,252,000        15,341,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 Cash and cash equivalents, end of year                                $16,184,000      $20,185,000       $14,252,000
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for:

       Interest                                                        $    24,000   $       21,000    $       20,000
       Income taxes                                                    $ 2,409,000   $    3,037,000    $    3,261,000
    Dividends declared and not paid                                    $   425,000   $            -    $            -
 ------------------------------------------------------------------ ---------------- ----------------- ----------------
                                                                         See accompanying summary of accounting policies
                                                                         and notes to consolidated financial statements.


                                                                                                                    F-7

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

PRINCIPLES OF                     The consolidated  financial statements include
CONSOLIDATION                     the  accounts  of  National  Home  Health Care
                                  Corp. and its wholly-owned  subsidiaries.  All
                                  significant    intercompany    balances    and
                                  transactions   have  been  eliminated  in  the
                                  consolidated financial statements.

REVENUE RECOGNITION  AND          Net patient revenues are recorded at estimated
ALLOWANCE FOR POSSIBLE LOSSE      net   realizable   amounts  from  S  patients,
                                  third-party  payers and  others  for  services
                                  rendered.  An allowance for possible losses is
                                  recorded based upon management's evaluation of
                                  current   industry   conditions,    historical
                                  collection   experience   and  other  relevant
                                  factors  which,  in the opinion of management,
                                  require    recognition   in   estimating   the
                                  allowance.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

REVENUE RECOGNITION AND           Approximately  51%, 48% and 47% of net patient
ALLOWANCE FOR  POSSIBLE           revenue  for the fiscal  years  ended July 31,
LOSSES  (CONTINUED)               2005,  2004  and  2003,   respectively,   were
                                  derived under federal and state third-party reimbursement programs.

CASH AND CASH EQUIVALENTS         For the  purposes  of the  statements  of cash
                                  flows, the Company considers all highly liquid
                                  investment   instruments   purchased   with  a
                                  maturity of three months or less to be cash equivalents.

FURNITURE, EQUIPMENT              Furniture,     equipment     and     leasehold
AND LEASEHOLD IMPROVEMENTS        improvements are stated at cost.  Depreciation
                                  is being provided on the straight-line method over the estimated useful lives of the assets
                                  (generally five to ten years). Amortization of leasehold improvements is being provided on the straight-line method over the various lease terms or estimated useful lives, if shorter.

GOODWILL The Company follows Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NET INCOME PER                    Basic net income per common  share is computed
COMMON  SHARE                     by  dividing  net income  available  to common
                                  shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

                                  The reconciliation for the years ended July 31, 2005, 2004 and 2003 is as follows:


Years ended July 31,                          2005         2004          2003
--------------------------------------------------------------------------------
                                             SHARES       Shares        Shares
--------------------------------------------------------------------------------
Average number of shares outstanding       5,637,510     5,541,730     5,545,953
Effect of dilutive securities - common
   stock options                              95,332       159,040       192,314
--------------------------------------------------------------------------------
Diluted shares outstanding                 5,732,842     5,700,770     5,738,267
--------------------------------------------------------------------------------

                                  The number of options that were anti-dilutive and excluded from the computation was 157,500 for the year ended July 31, 2005, 168,000 for the year ended July 31, 2004 and 183,750 for the year ended July 31, 2003.

FAIR VALUE OF                     The   carrying   amounts   reported   in   the
FINANCIAL INSTRUMENTS             consolidated balance sheets for cash, accounts
                                  receivable,   accounts   payable  and  accrued
                                  expenses approximate fair value because of the
                                  immediate  or   short-term   maturity  of  the
                                  financial instruments.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------


ESTIMATED THIRD-PARTY             Company   anticipates   that  the  third-party
PAYER SETTLEMENT                  payers will recoup  these funds in  subsequent
                                  periods.

USE OF ESTIMATES                  The  preparation  of financial  statements  in
                                  conformity with generally accepted  accounting
                                  principles   requires   management   to   make
                                  estimates  and  assumptions  that  affect  the
                                  reported  amounts of assets and liabilities at
                                  the date of the financial  statements  and the
                                  reported  amounts  of  revenues  and  expenses
                                  during the reporting  period.  Actual  results
                                  could  differ  from  those   estimates.   Such
                                  estimates   relate   primarily   to  valuation
                                  reserves for accounts receivable.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

STOCK-BASED                       As  of  July  31,  2005,  the  Company  has  a
COMPENSATION                      stock-based employee  compensation plan, which
                                  is described in Note 9. As allowed by SFAS No.
                                  148, the Company has elected not to use one of
                                  the   alternative    methods   of   transition
                                  available  for a voluntary  change to the fair
                                  value   based   method   of   accounting   for
                                  stock-based employee compensation.

                                  All stock options have been granted to employees and non-employees at exercise prices equal to or in excess of the market value of the underlying stock on the date of the grant.

                                  The Company has elected to account for stock-based compensation following the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

STOCK BASED                       SFAS No. 123  requires  the Company to provide
COMPENSATION (CONTINUED)          pro forma information regarding net income and
                                  net income per share as if  compensation  cost
                                  for the  Company's  stock option plan had been
                                  determined in  accordance  with the fair value
                                  based method  prescribed  in SFAS No. 123. The
                                  Company estimates the fair value of each stock
                                  option  at  the   grant   date  by  using  the
                                  Black-Scholes option-pricing model with the following weighted average assumptions used for grants since 1992:

                                  Years ended July 31,                          2005          2004          2003
                                  --------------------------------------------------------------------------------
                                  ASSUMPTIONS
                                     Dividend Yield                                -             -               -
                                     Volatility                                    -             -               -
                                     Risk free interest rate                       -             -               -
                                     Expected lives                                -             -               -
                                  --------------------------------------------------------------------------------

                                  Under the  accounting  provisions  of SFAS No.
                                  123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                  Years ended July 31,                          2005           2004           2003
                                  --------------------------------------------------------------------------------
                                  PRO FORMA RESULTS
                                     Net income:
                                        As reported                       $3,567,000     $4,720,000     $5,783,000
                                        Pro forma                                (a)            (a)            (a)
                                     Income per common share-basic:
                                        As reported                              .63            .85           1.04
                                        Pro forma                                (a)            (a)            (a)
                                     Income per common share-diluted:
                                        As reported                              .62            .83           1.01
                                        Pro forma                                (a)            (a)            (a)
                                  --------------------------------------------------------------------------------
                                  (a) No pro forma since options were not granted.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------------------------------

SEGMENTS The Company's management considers its business to be a single segment - Home Healthcare Services. Home Healthcare Services net patient revenue is provided by health care personnel, and the Company's customers are similar for all sources of net patient revenue. Management evaluates its operating results on an integrated basis.

RECENT ACCOUNTING                 In the opinion of management, there will be no
PRONOUNCEMENTS                    material impact on the financial statements of
                                  the   Company   from   any   recently   issued
                                  accounting standards.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   FURNITURE, EQUIPMENT         Furniture,     equipment     and     leasehold
     AND  LEASEHOLD               improvements   are  stated  at  cost  and  are
     IMPROVEMENTS                 summarized as follows:

                                  July 31,                                              2005                2004
                                  ----------------------------------------- ------------------- ------------------
                                  Furniture and equipment                         $3,869,000          $2,715,000
                                  Leasehold improvements                             497,000             470,000
                                  ----------------------------------------- ------------------- ------------------
                                                                                   4,366,000           3,185,000
                                  Less accumulated depreciation and
                                    amortization                                   2,506,000           2,102,000
                                  ----------------------------------------- ------------------- ------------------
                                                                                  $1,860,000          $1,083,000
                                  ----------------------------------------- ------------------- ------------------

                                  Depreciation  expense  in 2005,  2004 and 2003
                                  was    $406,000,    $337,000   and   $293,000,
                                  respectively.

2.   GOODWILL                     Changes in goodwill are as follows:

                                  July 31,                                              2005                2004
                                  ----------------------------------------- ------------------- ------------------
                                  Balance, beginning of year                     $10,628,000         $10,628,000
                                  Additions (Note 5)                               3,835,000                   -
                                  ----------------------------------------- ------------------- ------------------
                                  Balance, end of year                           $14,463,000         $10,628,000
                                  ----------------------------------------- ------------------- ------------------

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   OTHER INTANGIBLE             Other intangible assets are as follows:
     ASSETS

                                  July 31,                                              2005                2004
                                  ----------------------------------------- ------------------- ------------------
                                  GROSS CARRYING AMOUNT:
                                     Covenants not to compete                     $1,750,000          $1,375,000
                                     Patient and other files                       2,796,000           2,796,000
                                     Contracts                                     1,234,000           1,234,000
                                  ----------------------------------------- ------------------- ------------------
                                                                                   5,780,000           5,405,000
                                  ----------------------------------------- ------------------- ------------------

                                  ACCUMULATED AMORTIZATION:
                                     Covenants not to compete                      1,420,000           1,248,000
                                     Patient and other files                       2,616,000           2,331,000
                                     Contracts                                       360,000             237,000
                                  ----------------------------------------- ------------------- ------------------
                                                                                   4,396,000           3,816,000
                                  ----------------------------------------- ------------------- ------------------
                                  Balance, end of year                            $1,384,000          $1,589,000
                                  ----------------------------------------- ------------------- ------------------

                                  The aggregated amortization expense for the years ended July 31, 2005, 2004 and 2003 was $580,000, $510,000 and $591,000, respectively.

                                  Estimated amortization expense is as follows:

                                  Years ending July 31,
                                  ----------------------------------------- ------------------- ------------------
                                  2006                                                              $    392,000
                                  2007                                                                   320,000
                                  2008                                                                   155,000
                                  2009                                                                   123,000
                                  2010                                                                   123,000
                                  ----------------------------------------- ------------------- ------------------
                                                                                                     $ 1,113,000
                                  ----------------------------------------- ------------------- ------------------

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   OTHER INTANGIBLE             The remaining  weighted  average  amortization
     ASSETS (CONTINUED)           period is as follows:

                                  Year ended July 31,                                                   2005
                                  ----------------------------------------- ------------------- ---------------
                                  Covenants not to compete                                         1.02 YEARS
                                  Patient and other files                                          1.09 YEARS
                                  Contracts                                                        7.91 YEARS
                                  ----------------------------------------- ------------------- ---------------
                                                                                                   1.42 YEARS
                                  ----------------------------------------- ------------------- ---------------

                                  Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

4.   ACCOUNTS PAYABLE AND         Accounts  payable and accrued  expenses are as
     ACCRUED EXPENSES             follows:


                                  July 31,                                              2005              2004
                                  ----------------------------------------- ------------------- ------------------
                                  Trade accounts payable                         $   152,000         $   174,000
                                  Accrued employee compensation and
                                    benefits                                       2,898,000           2,644,000
                                  Other                                              721,000             504,000
                                  ----------------------------------------- ------------------- ------------------
                                                                                 $ 3,771,000         $ 3,322,000
                                  ----------------------------------------- ------------------- ------------------

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

                                  On October 6, 2004, the Company acquired certain assets of On Duty Metropolitan Connecticut, LLC for $1,078,000 in cash, including acquisition costs of $103,000. The assets purchased consisted of furniture and equipment of $10,000, covenant not to compete of $75,000 and goodwill of $993,000.

                                  On May 22, 2005, the Company acquired certain assets of Helping Hands Health Care for $3,171,000 in cash, including acquisition costs of $152,000. The assets purchased consisted of furniture and equipment of $10,000, deferred and other assets of $19,000, covenant not to compete of $300,000 and goodwill of $2,842,000.

                                  The above acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

                                  The effects of each of the above acquisitions on the consolidated results of operations were not significant.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   INCOME TAXES                 The  provision  for income taxes is summarized
                                  as follows:


                                  Years ended July 31,                    2005           2004            2003
                                  --------------------------------- -------------- --------------- ---------------
                                  Current:

                                     Federal                          $1,741,000     $2,205,000      $2,805,000
                                     State                               525,000        824,000         824,000
                                  --------------------------------- -------------- --------------- ---------------
                                                                       2,266,000      3,029,000       3,629,000
                                  Deferred                              (187,000)        11,000         272,000
                                  --------------------------------- -------------- --------------- ---------------
                                                                      $2,079,000     $3,040,000      $3,901,000
                                  --------------------------------- -------------- --------------- ---------------

                                  The  deferred   tax  asset   consists  of  the
                                  following:


                                  July 31,                                           2005               2004
                                  --------------------------------------------------------------------------------
                                  Current:

                                  Accrued liabilities and reserves               $898,000           $551,000
                                  Fixed assets and intangibles                   (184,000)           (24,000)
                                  --------------------------------------------------------------------------------
                                                                                 $714,000           $527,000
                                  --------------------------------------------------------------------------------

                                  The reconciliation of the statutory tax rate to the effective tax rate is as follows:


                                  Years ending July 31,                        2005          2004          2003
                                  -------------------------------------- ------------- ------------- -------------
                                  Statutory rate                               34%           34%           34%
                                  State and local taxes
                                    (net of federal tax effect)                  6             7             6
                                  Federal tax credit                            (2)           (1)           (1)
                                  Other                                         (1)           (1)            1
                                  -------------------------------------- ------------- ------------- -------------
                                  Effective rate                                37%           39%           40%
                                  -------------------------------------- ------------- ------------- -------------

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   CONCENTRATIONS OF            The Company's  business is with  customers who
     CREDIT RISK AND              are  in  the   healthcare   industry  or  with
     MAJOR CUSTOMERS              governmental agencies.

                                  The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, Connecticut, New Jersey and Massachusetts. Credit losses relating to customers historically have been minimal and within management's expectations.

                                  At July 31, 2005, the Company maintained approximately 38% of its cash and cash equivalents with one financial institution.

                                  Under certain federal and state third-party reimbursement programs, the Company received net patient revenue of approximately $50,522,000, $45,159,000 and $45,565,000 for the years ended July 31, 2005, 2004 and 2003, respectively. At July 31, 2005 and 2004, the Company had aggregate outstanding receivables from federal and state agencies of $6,643,000 and $4,852,000, respectively.

8.   STOCK OPTIONS                In 1992, the Company adopted an Employee Stock
                                  Option Plan (the  "Plan")  designed to provide
                                  incentives    to   key    employees   and   to
                                  non-employee  directors  of the  Company.  The
                                  Plan expired in July of 2002. Options granted under the Plan expire not more than ten years from the date of grant and vested immediately.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 8.  STOCK OPTIONS                In 1999, the Company adopted a second Employee
     (CONTINUED)                  Stock Option Plan (the "1999 Plan").  The 1999
                                  Plan was also  designed to provide  incentives
                                  to  key  employees  (including  directors  and
                                  officers  who  are  key   employees)   and  to
                                  non-employee  directors  of the  Company.  The
                                  Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 551,250 shares of the Company's common stock. As of July 31, 2005, 361,116 shares of the Company's common stock have been reserved for future issuance. Unless sooner terminated, the 1999 Plan will expire in October 2009.
                                  Options granted under the 1999 Plan expire not more than ten years from the date of grant and vest immediately.

                                  A summary of the status of the Company's stock option plans as of July 31, 2005, 2004 and 2003 and changes for the years ended on those dates is presented below:

                                                                                                       Weighted
                                                                                                        average
                                                                          Number of     Expiration     exercise
                                                                            shares         date          price
                                  -------------------------------------- ------------- ------------- ------------
                                  Options outstanding at July 31, 2002     532,758      2004-2011        $7.43
                                  Options exercised                         (1,000)       2009           3.84
                                  -------------------------------------- ------------- ------------- ----------

                                  Options outstanding at July 31, 2003     531,758      2004-2011         7.23
                                  Options exercised                       (137,569)     2004-2009         3.77
                                  Options forfeited                        (15,750)       2011          13.58
                                  -------------------------------------- ------------- ------------- ----------

                                  Options outstanding at July 31, 2004     378,439      2004-2011         8.51
                                  Options exercised                        (84,156)     2004-2009         4.22
                                  Options forfeited                        (10,500)       2011           13.58
                                  -------------------------------------- ------------- ------------- ----------

                                  OPTIONS OUTSTANDING AT JULY 31, 2005     283,783      2007-2011        $9.60
                                  -------------------------------------- ------------- ------------- ----------
                                  -------------------------------------- ------------- ------------- ----------

                                                            Number         Weighted average
                                   Range of exercise    outstanding and       remaining         Weighted average
                                         price            exercisable      contractual life      exercise price
                                  -------------------- ------------------ ------------------- -------------------
                                  $         3.66             11,024           3.25 years              $  3.66
                                  $         3.84             71,159           3.83 years              $  3.84
                                  $         4.34             44,100           1.42 years              $  4.34
                                  $13.58 - 14.94            157,500           3.91 years               $14.08
                                  -------------------- ------------------ ------------------- -------------------

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   STOCK OPTIONS                Data summarizing  year-end options exercisable
     (CONTINUED)                  and  weighted  average  fair  value of options
                                  granted during the years ended July 31, 2005, 2004 and 2003 is shown below:


                                  Options Exercisable                        2005          2004          2003
                                  -------------------------------------- ------------- ------------- -------------
                                  Options exercisable at year-end             283,783       378,439       531,758
                                  Weighted average exercise price              $ 9.60        $ 8.51      $   7.23
                                  Weighted average fair value of
                                    options granted during the year                 -             -             -
                                  Weighted average remaining
                                    contractual life                       3.48 YEARS    5.07 years    6.07 years
                                  -------------------------------------- ------------- ------------- -------------

9.   COMMITMENTS,                 Employee Savings and Stock Investment Plan
     CONTINGENCIES AND
     OTHER MATTERS                Effective January 1, 1999, the Company amended
                                  and restated  its  Employee  Savings and Stock
                                  Investment Plan organized under Section 401(k)
                                  of  the  Internal   Revenue  Code.  Under  the
                                  amended plan,  employees may  contribute up to
                                  15% of their  salary,  limited to the  maximum
                                  amount    allowable    under    federal    tax
                                  regulations.  The  Company  will match 100% of
                                  the first 3% of employees'  contributions  and
                                  50%   of   the    next   2%   of    employees'
                                  contributions,   provided  that  the  matching
                                  contribution  on behalf of any  employee  does
                                  not exceed 4% of the employee's  compensation.
                                  The   Company   may   also   make   additional
                                  contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company's matching contributions for the years ended July 31, 2005, 2004 and 2003 were $785,000, $676,000, and $653,000, respectively.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   CONTINGENCIES AND OTHER      The Company  has  employment  agreements  with
     MATTERS (CONTINUED)          four executives, which expire through July 31,
                                  2010.  The  aggregate  commitment  for  future
                                  salary, excluding bonuses, is $4,440,000.  One
                                  agreement also provides for increases based on
                                  increases  in the  consumer  price  index  and
                                  additional annual  compensation based on 4% of
                                  pre-tax  income,  as  defined,  in  excess  of
                                  $3,000,000.  Two other agreements  provide for
                                  additional  compensation based on 4% and 1% of
                                  income from operations,  as defined, in excess
                                  of   $5,000,000.

                                  Leases

                                  The Company rents various office facilities through 2009 under the terms of several lease agreements that include escalation clauses.

                                  At  July  31,  2005,   minimum  annual  rental
                                  commitments  under  noncancellable   operating
                                  leases are as follows:

                                  Years ending July 31,

                                  ----------------------------------------------
                                  2006                                $1,097,000
                                  2007                                   864,000
                                  2008                                   683,000
                                  2009                                    75,000
                                  ----------------------------------------------
                                                                      $2,719,000
                                  ----------------------------------------------

                                  Rent expense for the years ended July 31, 2005, 2004 and 2003 was approximately $1,229,000, $1,187,000, and $1,110,000, respectively.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMITMENTS,                 Litigation
     CONTINGENCIES AND
     OTHER MATTERS                The Company and  certain of its  officers  and
     (CONTINUED)                  directors  (the  "director  defendants")  were
                                  named as  defendants in a  consolidated  class
                                  action    brought   on   behalf   of   certain
                                  shareholders  of  SunStar   Healthcare,   Inc.
                                  ("SunStar"). The lawsuit asserted alleged acts
                                  or  omissions,  which  allegedly  resulted  in
                                  misrepresentations  or  omissions  of material
                                  information concerning the financial condition
                                  of SunStar.  In addition,  the lawsuit alleged
                                  that the Company and the  director  defendants
                                  exercised  control over  SunStar.  In February
                                  2001,  the Court  dismissed  the complaint and
                                  granted  the  plaintiffs  leave to  amend.  In
                                  October   2001,    the   Court   granted   the
                                  defendants' motion to dismiss the amended complaint with prejudice. Plaintiffs did not appeal this decision.

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

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMITMENTS,                 Litigation (continued)
     CONTINGENCIES AND
     OTHER MATTERS                In October  2003,  the  Company's  Connecticut
     (CONTINUED)                  Home Care subsidiary  received a subpoena from
                                  the  United  States  Attorney's  Office in New
                                  Haven,   Connecticut.   The  subpoena   sought
                                  production of documents in connection  with an
                                  investigation  into  possible   violations  of
                                  certain  federal health care laws. The records
                                  sought   by  the   subpoena   relate   to  the
                                  subsidiary's psychiatric nurses. The Company has produced documents in response to the subpoena and intends to continue to cooperate with the investigation.

                                  Credit Facility

                                  The Company has a $7,500,000 committed revolving line of credit facility (the "credit facility") with its bank. The credit facility allows the Company to borrow up to the lesser of $7,500,000 or 80% of eligible accounts receivable at the bank's prime rate or LIBOR plus 2.5%. The credit facility expires on October 23, 2005 and requires the Company to meet certain financial covenants and ratios. The Company is required to pay a .25% commitment fee on unused amounts. At July 31, 2005 and 2004 there was no outstanding balance under the credit facility. The Company is negotiating a new credit facility to replace the credit facility.

                                  Other Matters

                                  In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the "Department") performed an audit of Medical Assistance claims paid to the Company's Connecticut Home Care subsidiary covering the period of April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by the subsidiary. The subsidiary received approximately $50,000,000 in reimbursement during the audit period. The Company is unable to quantify the liability that may arise from this audit.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  TREASURY STOCK               In  April   2003,   the  Board  of   Directors
                                  increased its program to repurchase its Common
                                  Stock to $3,000,000.  Purchases  would be made
                                  from  time-to-time  in  the  open  market  and
                                  through  privately  negotiated   transactions,
                                  subject   to   general    market   and   other
                                  conditions.

11.  SUMMARIZED QUARTERLY         Presented  below is a summary of the unaudited
     DATA (UNAUDITED)             consolidated  quarterly financial  information
                                  for the years ended July 31, 2005 and 2004 (in thousands, except per share data):

                                                                                                  2005
                                  ----------------------------------------------------------------------------------
                                  Quarter                                  First      Second       Third      Fourth
                                  ----------------------------------------------------------------------------------
                                  Net patient revenue                    $24,177     $24,212     $24,201     $25,871
                                  ----------------------------------------------------------------------------------
                                  Cost of revenue                         15,577      16,206      16,327      16,955
                                  General and administrative expenses      6,102       6,521       6,615       6,927
                                  Amortization of intangibles                133         139         139         169
                                  Allowance for possible losses               85          85          88       1,022(a)
                                  ----------------------------------------------------------------------------------
                                   Total operating expenses               21,897      22,951      23,169      25,073
                                  ----------------------------------------------------------------------------------
                                  Income from operations                   2,280       1,261       1,032         798
                                  Interest income                             48          63          82          82
                                  ----------------------------------------------------------------------------------
                                  Income before income taxes               2,328       1,324       1,114         880
                                  Provision for income taxes                 910         528         353         288
                                  ----------------------------------------------------------------------------------
                                  Net income                             $ 1,418     $   796     $   761     $   592
                                  ----------------------------------------------------------------------------------
                                  Net income per common share:
                                    Basic                                $  0.25     $  0.14     $  0.13     $  0.10
                                    Diluted                              $  0.25     $  0.14     $  0.13     $  0.10
                                  ----------------------------------------------------------------------------------

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


11.  SUMMARIZED QUARTERLY                                                                       2004
     DATA (UNAUDITED)             -------------------------------------------------------------------------------------
     (CONTINUED)                  Quarter                                  First      Second       Third         Fourth
                                  -------------------------------------------------------------------------------------
                                  Net patient revenue                    $24,414     $22,869     $23,739(b)      23,570(b)
                                  -------------------------------------------------------------------------------------
                                  Cost of revenue                         16,419      15,105      15,163         15,163
                                  General and administrative expenses      5,887       5,786       5,895          5,935
                                  Amortization of intangibles                127         128         128            127
                                  Allowance for possible losses              105          55         680(c)         272
                                  -------------------------------------------------------------------------------------
                                   Total operating expenses               22,538      21,074      21,866         21,497
                                  -------------------------------------------------------------------------------------
                                  Income from operations                   1,876       1,795       1,873          2,073
                                  Interest income                             25          31          43             44
                                  -------------------------------------------------------------------------------------
                                  Income before income taxes               1,901       1,826       1,916          2,117
                                  Provision for income taxes                 746         693         703            898
                                  -------------------------------------------------------------------------------------
                                  Net income                             $ 1,155     $ 1,133     $ 1,213        $ 1,219
                                  -------------------------------------------------------------------------------------
                                  Net income per common share:
                                    Basic                                $  0.21     $  0.21     $  0.22        $  0.22
                                    Diluted                              $  0.20     $  0.20     $  0.21        $  0.21
                                  -------------------------------------------------------------------------------------

                                  (a) includes $712,000 of additional provision for possible losses due to the bankruptcy of certain customers during the fourth quarter.
                                  (b)   includes     $790,000    and    $126,000
                                        retroactive rate adjustment in the third
                                        and fourth quarters, respectively.
                                  (c) includes $600,000 of additional provision for possible losses due to certain customers not paying in accordance with contractual terms.

                                                 NATIONAL HOME HEALTH CARE CORP.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  SUBSEQUENT                   On September 28, 2005, the Company's  Board of
     EVENTS                       Directors  declared a cash  dividend of $0.075
                                  per share on its Common Stock, payable on November 4, 2005 to holders of record of its outstanding Common Stock on October 18, 2005.

                                                           SUPPLEMENTAL MATERIAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         ON SCHEDULE II

The audits referred to in our report dated October 7, 2005 relating to the financial statements of National Home Health Care Corp. and Subsidiaries which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying Schedule II for the years ended July 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Valhalla, New York
October 7, 2005


                                                                                                     NATIONAL HOME HEALTH CARE CORP.
                                                                                                                    AND SUBSIDIARIES

                                                                                       SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------------------

                Column A                             Column B                 Column C                 Column D          Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions

                                                                                      Charged
                                                     Balance,         Charged to      to other                           Balance,
                                                     beginning        costs and       accounts        Deductions         end of
              Description                            of period        expenses        describe        describe           period
------------------------------------------------------------------------------------------------------------------------------------
    Year ended July 31, 2005
     Allowance deducted from asset account:
        Allowance for possible losses               $1,122,000        $1,280,000       $    -         $536,000(a)        $1,866,000

    Year ended July 31, 2004
     Allowance deducted from asset account:
        Allowance for possible losses                  622,000         1,112,000            -          612,000(a)         1,122,000

    Year ended July 31, 2003
     Allowance deducted from asset account:
        Allowance for possible losses                  691,000           300,000            -          369,000(a)           622,000
------------------------------------------------------------------------------------------------------------------------------------
  (a)   Represents actual write-offs


                                                                                    See accompanying independent accountants' report
                                                                                                           on supplemental material.



                                                                                                                                F-31

                                 EXHIBIT INDEX
                                                                          Page
                                                                          ----

3.1      Certificate of  Incorporation.  Incorporated  by reference to      -
         the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983.

3.2      Certificate  of Amendment to  Certificate  of  Incorporation.      -
         Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

3.3      Amended   By-laws.   Incorporated   by   reference   to   the      -
         Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.1     1992 Stock  Option  Plan.  Incorporated  by  reference to the      -
         Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

10.2     1999 Stock  Option  Plan.  Incorporated  by  reference to the      -
         Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.3     Amended  and  Restated  Employment   Agreement  dated  as  of      -
         November 1, 2001  between the  Registrant  and  Frederick  H.
         Fialkow.   Incorporated  by  reference  to  the  Registrant's
         Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002.

10.4     Employment  Agreement  dated as of August 1, 2005 between the       68
         Registrant and Steven Fialkow.

10.5     Employment  Agreement  dated as of August 1, 2005 between the       83
         Registrant and Robert P. Heller.

21.1     List of Subsidiaries.                                               98

23.1     Consent of Independent Registered Public Accounting Firm.           99

31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive      100
         Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial      102
         Officer.

32.1     Section 1350 Certification of Principal Executive Officer.         104

32.2     Section 1350 Certification of Principal Financial Officer.         105