Form 10-Q
period 2005-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2005-12-14
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2005
                                        ----------------

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 14, 2005 was 5,662,531.


                                                   NATIONAL HOME HEALTH CARE CORP.
                                                              FORM 10-Q
                                               FOR THE QUARTER ENDED OCTOBER 31, 2005
                                                          TABLE OF CONTENTS


PART I.                    FINANCIAL INFORMATION                                                         Page
                                                                                                         ----
Item 1.                    Financial Statements

                           Condensed Consolidated Balance Sheets as of October 31, 2005 and              3-4
                                July 31, 2005 (unaudited)

                           Condensed Consolidated Statements of Operations for the three                 5
                                months ended October 31, 2005 and October 31, 2004
                                (unaudited)

                           Condensed Consolidated Statements of Cash Flows for the three                 6
                                months ended October 31, 2005 and October 31, 2004
                                (unaudited)

                           Notes to Condensed Consolidated Financial Statements                          7-8

Item 2.                    Management's Discussion and Analysis of Financial Condition and               9-14
                           Results of Operations

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk                     14

Item 4.                    Controls and Procedures                                                       14

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                             15

Item 4.                    Submission of Matters to a Vote of Security Holders                           15

Item 6.                    Exhibits                                                                      15-16

SIGNATURES                                                                                               17

EXHIBIT INDEX                                                                                            18

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        October 31, 2005  July 31, 2005
                                                          -----------      -----------
ASSETS

Current:
     Cash and cash equivalents                            $17,110,000      $16,184,000
     Investments                                                   --           19,000
     Accounts receivable-less allowance for possible
        losses of $1,939,000 and $1,866,000                19,795,000       19,564,000
     Prepaid expenses and other                             1,079,000          805,000
     Income taxes receivable                                       --          121,000
     Deferred income taxes                                    703,000          714,000
                                                          -----------      -----------

         Total current assets                              38,687,000       37,407,000


Furniture, equipment and leasehold
    improvements, net                                       1,826,000        1,860,000
Goodwill                                                   14,463,000       14,463,000
Other intangible assets, net                                1,274,000        1,384,000
Deposits and other assets                                     485,000          486,000
                                                          -----------      -----------

                  TOTAL                                   $56,735,000      $55,600,000
                                                          ===========      ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         October 31, 2005     July 31, 2005
                                                           ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                 $  3,850,000       $  3,771,000
     Estimated third-party payor settlements                     69,000             72,000
     Deferred revenue                                           275,000            410,000
     Dividend payable                                           425,000            425,000
     Income taxes payable                                       477,000                 --
                                                           ------------       ------------

         Total current liabilities                            5,096,000          4,678,000
                                                           ------------       ------------

Stockholders' equity:

     Common stock, $.001 par value; authorized
        20,000,000 shares, issued  7,125,544 shares               7,000              7,000
     Additional paid-in capital                              26,532,000         26,532,000
     Retained earnings                                       28,933,000         28,216,000
                                                           ------------       ------------
                                                             55,472,000         54,755,000

     Less:  treasury stock (1,461,360 shares) at cost        (3,833,000)        (3,833,000)
                                                           ------------       ------------

         Total stockholders' equity                          51,639,000         50,922,000
                                                           ------------       ------------

                  TOTAL                                    $ 56,735,000       $ 55,600,000
                                                           ============       ============

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the three months
                                                          ended October 31,
                                                        2005             2004
                                                    -----------      -----------

Net patient revenue                                 $26,321,000      $24,177,000
                                                    -----------      -----------

Operating expenses:

     Cost of revenue                                 17,315,000       15,577,000
     General and administrative                       7,039,000        6,102,000
     Amortization of intangibles                        110,000          133,000
     Provision for possible losses                      105,000           85,000
                                                    -----------      -----------
         Total operating expenses                    24,569,000       21,897,000
                                                    -----------      -----------

Income from operations                                1,752,000        2,280,000

Other income :
     Interest                                            95,000           48,000
                                                    -----------      -----------

Income before income taxes                            1,847,000        2,328,000

Provision for income taxes                              705,000          910,000
                                                    -----------      -----------
Net income                                          $ 1,142,000      $ 1,418,000
                                                    ===========      ===========

Net income per common share:

     Basic                                          $      0.20      $      0.25
                                                    ===========      ===========
     Diluted                                        $      0.20      $      0.25
                                                    ===========      ===========

Weighted average number of shares outstanding:

     Basic                                            5,664,124        5,609,845
                                                    ===========      ===========
     Diluted                                          5,746,932        5,734,510
                                                    ===========      ===========
Dividends declared per share                             $0.075           $0.075
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the three months ended
                                                                                 October 31,
                                                                          2005                2004
                                                                      ------------       ------------
Cash flows from operating activities:
     Net income                                                       $  1,142,000       $  1,418,000
     Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation and amortization                                     244,000            216,000
         Allowance for possible losses, net of writeoffs                    73,000             (2,000)
         Deferred income taxes                                              11,000              9,000
         Loss on sale of assets                                                 --              3,000
         Changes in assets and liabilities:
              Accounts receivable                                         (304,000)          (271,000)
              Prepaid expenses and other                                  (273,000)          (392,000)
              Accounts payable and accrued expenses                         79,000           (122,000)
              Estimated third-party payor settlements                       (3,000)          (163,000)
              Income taxes payable                                         598,000            532,000
              Deferred revenue                                            (135,000)           110,000
                                                                      ------------       ------------
                  Net cash provided by operating activities              1,432,000          1,338,000
                                                                      ------------       ------------

Cash flows from investing activities:
     Purchase of furniture, equipment and leasehold improvements          (100,000)           (90,000)
     Proceeds from sale of investments                                      19,000                 --
     Purchase of assets of business                                             --         (1,078,000)
                                                                      ------------       ------------
                  Net cash used in investing activities                    (81,000)        (1,168,000)
                                                                      ------------       ------------

Cash flows from financing activities:
Payment of dividends                                                      (425,000)                --
Purchase of treasury shares                                                     --           (349,000)
                                                                      ------------       ------------
                  Net cash used in financing activities                   (425,000)          (349,000)
                                                                      ------------       ------------

Net increase (decrease) in cash and cash equivalents                       926,000           (179,000)
                                                                      ------------       ------------

Cash and cash equivalents-beginning of period                           16,184,000         20,185,000
                                                                      ------------       ------------

Cash and cash equivalents-end of period                               $ 17,110,000       $ 20,006,000
                                                                      ============       ============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                         $  5,000           $  5,000
         Income Taxes                                                     $ 97,000           $369,000
     Dividends declared and not paid                                      $425,000           $418,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2005.

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

         On May 22, 2005, the Company, through a wholly-owned subsidiary in New Jersey, acquired certain assets from Helping Hands Health Care ("Helping Hands"), a licensed home health care company in the state of New Jersey that provided home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Middlesex, Somerset and Ocean Counties, New Jersey. The purchase price of $3,171,000, including acquisition costs of $152,000, was financed using internal funds. The acquisition was accounted for as a purchase.

NOTE 3 - RECLASSIFICATIONS

         Certain reclassifications have been made in prior periods' financial statements to conform to classifications used in the current period.

NOTE 4 - NET INCOME PER SHARE DATA

         A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                   For the three months ended
                                          October 31,
                                          (unaudited)

                                     2005            2004
                                   ---------      ---------
                                     Shares         Shares

Basic EPS:                         5,664,124      5,609,845

Effect of dilutive securities         82,808        124,665
                                   ---------      ---------

Diluted EPS:                       5,746,932      5,734,510
                                   =========      =========


NOTE 5 - STOCK-BASED COMPENSATION

         In December of 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. We adopted SFAS No. 123(R) in the first quarter of fiscal 2006, which ends on October 31, 2005. The adoption of SFAS No. 123(R) did not have a significant impact on our overall results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended July 31, 2005 included with the Company's annual report on Form 10-K with respect to such fiscal year.

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

         Under  the Act,  changes  in  Medicare  home  care  reimbursement  were scheduled in two phases. A temporary or interim payment system ("IPS") took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were actually reimbursed under an agency-
specific per patient cost limit. Effective October 1, 2000, under the prospective payment system, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day "episodes of care".

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

         The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 46%, 43% and 42% of net patient revenue for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, were derived from state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, Massachusetts, New Jersey and in Nassau and Westchester Counties, New York.

RECENT MATTERS

         From March 1, 2004 through August 23, 2005, the Division of Health Systems Regulation for the Connecticut Department of Public Health (the "DPH") conducted various licensing and certification inspections of New England Home Care, Inc. ("New England"), the Company's Medicare certified and licensed home health care subsidiary in Connecticut. Subsequent to those inspections, New England and DPH entered into a Consent Order in December 2005 for the purpose of resolving DPH's findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007.

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

         On May 13, 2005, Accredited Health Services, Inc., ("Accredited"), the Company's New Jersey wholly-owned subsidiary, received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. The Company has had a preliminary meeting before the National Labor Relations Board ("NLRB") in Newark, New Jersey with SEIU 1199 New Jersey (a health care union) ("SEIU") to address certain issues regarding the Petition and the timing of the election. It is expected that a union vote will be held on a date to be determined by the NLRB.

         On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant ("PCA") Beneficiary Tool (the "Tool"). The Tool is used to determine the weekly hours a PCA Beneficiary receives. As a result of the implementation of the new assessment Tool, Accredited has experienced and will continue to experience a reduction in the amount of total hours per week that each PCA Beneficiary receives. The Company is unable to quantify the amount of the future decline in revenue as a result of the revised Tool. For the fiscal year ended July 31, 2005, the State of New Jersey Medicaid program accounted for approximately 84% of Accredited's revenue.

         In October  2005,  the  Department  of Social  Services in  Connecticut
("DSS"), increased the rates for all home health care services provided to state-aided persons by 4%. These rates were increased retroactive to July 1, 2005 and at current levels of operations, the Company estimates that the rate change will result in an increase in net patient revenue of approximately $1,000,000 annually.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

         NET PATIENT REVENUE. For the three months ended October 31, 2005, net patient revenue increased $2,144,000, or 8.9% to $26,321,000 from $24,177,000 for the three months ended October 31, 2004.  This increase was  attributable to
(i) an increase of $1,248,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $1,452,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by a decrease in Connecticut of $556,000, primarily the result of the above-mentioned inspections and further as result, a decline in the number of referrals generated by the Company.

         GROSS PROFIT. Gross profit margin decreased to 34.4% for the three months ended October 31, 2005 from 35.6% for the three months ended October 31, 2004. This decrease is attributable to higher direct wages paid to all caregivers, offset partially by increases in reimbursement rates.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $937,000, or 15.3%, to $7,039,000 for the three months ended October 31, 2005 from $6,102,000 for the three months ended October 31, 2004. This increase is primarily attributable to (i) increases in administrative personnel and occupancy related costs resulting from the acquisition of Helping Hands in New Jersey, (ii) increased administrative personnel, legal and consulting fees in Connecticut to cure the deficiencies in the above mentioned inspections and
(iii) increases in administrative personnel in Massachusetts resulting from the expansion of operations. As a percentage of net patient revenue, general and administrative expenses increased to 26.7% for the three months ended October 31, 2005 from 25.2% for the three months ended October 31, 2004.

         AMORTIZATION. Amortization of intangibles decreased $23,000, or 17.3%, to $110,000 for the three months ended October 31, 2005 from $133,000 for the three months ended October 31, 2004. This decrease is attributable to previous acquisitions that have now been fully amortized.

         PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $105,000 for the three months ended October 31, 2005 as compared to $85,000 for the three months ended October 31, 2004. This increase is attributable to the increase in net patient revenue.

         INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $528,000, or 23.2%, to $1,752,000 for the three months ended October 31, 2005 from $2,280,000 for the three months ended October 31, 2004.

         INTEREST INCOME. Interest income increased $47,000, or 97.6%, to $95,000 for the three months ended October 31, 2005 from $48,000 for the three months ended October 31, 2004. This increase is attributable to higher interest rates.

         INCOME TAXES. The Company's effective tax rate decreased to 38.2% for the three months ended October 31, 2005 from 39.1% for the three months ended October 31, 2004.

         NET INCOME. Net income decreased $276,000, or 19.5%, to $1,142,000, or $.20 per diluted share, in the three months ended October 31, 2005 from $1,418,000, or $.25 per diluted share, in the three months ended October 31, 2004.

         The rate of inflation had no material effect on operations for the three months ended October 31, 2005.

FINANCIAL CONDITION AND CAPITAL RESOURCES.

         Current  assets  increased  to  $38,687,000  and  current   liabilities
increased to $5,096,000 at October 31, 2005. This resulted in an increase in working capital of $862,000 from $32,729,000 at July 31, 2005 to $33,591,000 at
October 31, 2005. Cash and cash equivalents increased $926,000 to $17,110,000 at October 31, 2005 from $16,184,000 at July 31, 2005. The increase in cash and working capital was primarily attributable to the cash generated by operating activities, offset by the payment of cash dividends.

         The Company provided net cash from operating activities of $1,432,000 for the three months ended October 31, 2005 as compared to net cash provided by operating activities of $1,338,000 for the three months ended October 31, 2004. The increase in net cash provided by operating activities of $94,000 is attributable to a decrease in operating assets of $86,000 and an increase in operating liabilities of $182,000, offset by a decrease of $174,000 in operating cash flow over the comparable period for the three months ended October 31, 2004.

         Net cash used in investing activities for the three months ended October 31, 2005 consisted of the purchase of equipment offset by the proceeds from the sale of investments. Net cash used in investing activities for the three months ended October 31, 2004 consisted of the purchase of assets of businesses and the purchase of equipment.

         Net cash used in financing activities for the three months ended October 31, 2005 consisted of the payment of cash dividends. Net cash used in financing activities for the three months ended October 31, 2004 consisted of the purchase of treasury stock.

         The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 71 days at October 31, 2005 as compared to 75 days at October 31, 2004.

         The Company's $7,500,000 committed revolving line of credit facility (the "credit facility") expired on October 23, 2005. The Company was required to pay .25% commitment fee on unused amounts, payable quarterly in arrears. The Company is in the process of closing on a new uncommitted credit facility to replace the credit facility.

         In September 2005, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to $3,000,000 may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The Company intends to incur capital expenditures of approximately $500,000 during the fiscal year ended July 31, 2006 in connection with the proposed implementation of new computer hardware, telephone equipment and networking equipment. These expenditures would be designed to, among other things, update data input capability regarding services rendered at certain locations. The Company believes that these expenditures will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its new credit facility.

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

CONTRACTUAL OBLIGATIONS

         The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At October 31, 2005, minimum annual rental commitments under noncancellable operating leases are as follows:

                                                               Payments due by period
                             ----------------------------------------------------------------------------------------
                                                      Less
                                                      than              1-3              3-5              More
                                   Total             1 year            years            years         than 5 years
---------------------------- ------------------- ---------------- ----------------- --------------- -----------------
Operating                    $2,411,000          $1,032,000       $1,379,000              --               --
Leases
---------------------------- ------------------- ---------------- ----------------- --------------- -----------------
Total                        $2,411,000          $1,032,000       $1,379,000              --               --
---------------------------- ------------------- ---------------- ----------------- --------------- -----------------




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

         Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of October 31, 2005. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company (the "Meeting") was held on December 5, 2005. Proxies for the Meeting were solicited pursuant to Rule 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

          At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D., Robert C. Pordy, M.D. and Harold Shulman, J.D., CPA were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                      For                     Withheld
                                      ---                     --------
Frederick H. Fialkow                 5,420,635                   8,512
Steven Fialkow                       5,419,948                   9,199
Bernard Levine, M.D.                 4,798,838                 630,309
Ira Greifer, M.D.                    4,798,171                 630,976
Robert C. Pordy, M.D.                5,421,213                   7,934
Harold Shulman J.D., CPA             4,801,641                 627,506

         In addition, the Company's stockholders ratified at the Meeting the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as the Company's independent registered public accounting firm for the year ending July 31, 2006. The votes for such ratification were as follows:

             For              Against           Abstain       Broker Non-Votes
             ---              -------           -------       ----------------
          5,407,409           18,430             3,308                0


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

                                 NATIONAL HOME HEALTH CARE CORP.

Date:   December 14, 2005        /s/ Robert P. Heller
                                 -----------------------
                                 Robert P. Heller

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

-------------------
*    Filed herewith