Form 10-Q
period 2006-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2006-03-17
CIK 728389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2006
                                     ----------------

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

         Registrant's Telephone Number Including Area Code: 914-722-9000
         ---------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock outstanding as of March 16, 2006 was 5,662,531.

                         NATIONAL HOME HEALTH CARE CORP.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2006
                                TABLE OF CONTENTS

PART I.                    FINANCIAL INFORMATION                                                         Page
                                                                                                         ----
Item 1.                    Financial Statements

                           Condensed Consolidated Balance Sheets as of January 31, 2006 and              3-4
                                July 31, 2005 (unaudited)

                           Condensed Consolidated Statements of Operations for the three                 5
                                months and six months ended January 31, 2006 and January 31,
                                2005 (unaudited)

                           Condensed Consolidated Statements of Cash Flows for the six                   6
                                months ended January 31, 2006 and January 31, 2005
                                (unaudited)

                           Notes to Condensed Consolidated Financial Statements                          7-8

Item 2.                    Management's Discussion and Analysis of Financial Condition and               9-15
                           Results of Operations

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk                     15

Item 4.                    Controls and Procedures                                                       15-16

PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings                                                             17

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds                   17-18

Item 4.                    Submission of Matters to a Vote of Security Holders                           18

Item 6.                    Exhibits                                                                      19

SIGNATURES                                                                                               20

EXHIBIT INDEX                                                                                            21

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     January 31, 2006    July 31, 2005
                                                        -----------       -----------
ASSETS
Current:
     Cash and cash equivalents                          $15,625,000       $16,184,000
     Investments                                               --              19,000
     Accounts receivable-less allowance for possible
        losses of $1,701,000 and $1,866,000              20,483,000        19,564,000
     Prepaid expenses and other                           1,234,000           805,000
     Income taxes receivable                                429,000           121,000
     Deferred income taxes                                  486,000           714,000
                                                        -----------       -----------

         Total current assets                            38,257,000        37,407,000


Furniture, equipment and leasehold
    improvements, net                                     1,798,000         1,860,000
Goodwill                                                 14,463,000        14,463,000
Other intangible assets, net                              1,176,000         1,384,000
Deposits and other assets                                   546,000           486,000
                                                        -----------       -----------

                  TOTAL                                 $56,240,000       $55,600,000
                                                        ===========       ===========

(continued)

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       January 31, 2006    July 31, 2005
                                                                         ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                               $  3,404,000       $  3,771,000
     Estimated third-party payor settlements                                   69,000             72,000
     Deferred revenue                                                         252,000            410,000
     Dividend payable                                                         425,000            425,000
                                                                         ------------       ------------

         Total current liabilities                                          4,150,000          4,678,000
                                                                         ------------       ------------

Stockholders' equity:
     Common stock, $.001 par value; authorized
        20,000,000 shares, issued  7,125,544 shares                             7,000              7,000
     Additional paid-in capital                                            26,532,000         26,532,000
     Retained earnings                                                     29,399,000         28,216,000
                                                                         ------------       ------------
                                                                           55,938,000         54,755,000

     Less:  treasury stock (1,462,953 and 1,461,360 shares) at cost        (3,848,000)        (3,833,000)
                                                                         ------------       ------------

         Total stockholders' equity                                        52,090,000         50,922,000
                                                                         ------------       ------------

                  TOTAL                                                  $ 56,240,000       $ 55,600,000
                                                                         ============       ============

          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the three months           For the six months
                                             ended January 31,             ended January 31,
                                        --------------------------    --------------------------
                                           2006           2005           2006            2005
                                        -----------    -----------    -----------    -----------
Net patient revenue                     $25,670,000    $24,212,000    $51,991,000    $48,389,000
                                        -----------    -----------    -----------    -----------

Operating expenses:
     Cost of revenue                    $16,972,000    $16,206,000    $34,287,000    $31,783,000
     General and administrative         $ 7,062,000    $ 6,521,000    $14,101,000    $12,623,000
     Amortization of intangibles        $    99,000    $   139,000    $   209,000    $   272,000
     Provision for possible losses      $   173,000    $    85,000    $   278,000    $   170,000
                                        -----------    -----------    -----------    -----------
         Total operating expenses       $24,306,000    $22,951,000    $48,875,000    $44,848,000
                                        -----------    -----------    -----------    -----------

Income from operations                    1,364,000      1,261,000      3,116,000      3,541,000

Other income:
     Interest                           $   122,000    $    63,000    $   217,000    $   111,000
                                        -----------    -----------    -----------    -----------



Income before income taxes              $ 1,486,000    $ 1,324,000    $ 3,333,000    $ 3,652,000

Provision for income taxes              $   595,000    $   528,000    $ 1,300,000    $ 1,438,000
                                        -----------    -----------    -----------    -----------
Net income                              $   891,000    $   796,000    $ 2,033,000    $ 2,214,000
                                        ===========    ===========    ===========    ===========

Net income per common share:
     Basic                              $      0.16    $      0.14    $      0.36    $      0.40
                                        ===========    ===========    ===========    ===========
     Diluted                            $      0.16    $      0.14    $      0.35    $      0.39
                                        ===========    ===========    ===========    ===========

Weighted average shares outstanding:
     Basic                              $ 5,662,877    $ 5,582,643    $ 5,663,501    $ 5,581,718
                                        ===========    ===========    ===========    ===========
     Diluted                            $ 5,742,486    $ 5,666,644    $ 5,744,709    $ 5,686,051
                                        ===========    ===========    ===========    ===========

Dividends declared per share            $     0.075    $     0.075    $      0.15    $      0.15
                                        ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the six months ended
                                                                              January 31,
                                                                    -----------------------------
                                                                        2006             2005
                                                                    ------------     ------------
Cash flows from operating activities:
     Net income                                                     $  2,033,000     $  2,214,000
     Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation and amortization                                   476,000          443,000
         Allowance for possible losses, net of writeoffs                 165,000          (20,000)
         Deferred income taxes                                           228,000           55,000
         Loss on sale of assets                                             --              3,000
         Changes in assets and liabilities:
              Accounts receivable                                     (1,084,000)        (686,000)
              Prepaid expenses and other                                (489,000)        (747,000)
              Income taxes receivable                                   (308,000)        (615,000)
              Accounts payable and accrued expenses                     (367,000)         (69,000)
              Estimated third-party payor settlements                     (3,000)        (320,000)
              Deferred revenue                                          (158,000)          (4,000)
                                                                    ------------     ------------
                  Net cash provided by operating activities              493,000          254,000
                                                                    ------------     ------------

Cash flows from investing activities:

     Purchase of furniture, equipment and leasehold improvements        (206,000)        (147,000)
     Proceeds from sale of investments                                    19,000             --
     Purchase of assets of business                                         --         (1,078,000)
                                                                    ------------     ------------
                  Net cash used in investing activities                 (187,000)      (1,225,000)
                                                                    ------------     ------------

Cash flows from financing activities:

     Purchase of treasury shares                                         (15,000)        (349,000)
     Payment of cash dividends                                          (850,000)        (418,000)
     Proceeds from exercise of stock options                                --            355,000
                                                                    ------------     ------------
                  Net cash used in financing activities                 (865,000)        (412,000)
                                                                    ------------     ------------

Net decrease in cash and cash equivalents                               (559,000)      (1,383,000)
                                                                    ------------     ------------

Cash and cash equivalents-beginning of period                         16,184,000       20,185,000
                                                                    ------------     ------------

Cash and cash equivalents-end of period                             $ 15,625,000     $ 18,802,000
                                                                    ============     ============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Income taxes                                               $  1,381,000     $  1,997,000
         Interest                                                         10,000           11,000
     Dividends declared and not paid                                $    425,000     $    425,000


          See accompanying notes to consolidated financial statements.

                NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2005.

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

NOTE 4 - NET INCOME PER SHARE DATA

         A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

                                                                          For the three months ended
                                                                                  January 31,
                                                                                  (unaudited)
                                                          ------------------------------------------------------------
                                                                  2006                                    2005
                                                                 Shares                                  Shares
                                                                 ------                                  ------

Basic EPS:                                                       5,662,877                               5,582,643

Effect of dilutive securities                                       79,609                                  84,001

Diluted EPS:                                                     5,742,486                               5,666,644


                                                                           For the six months ended
                                                                                  January 31,
                                                                                  (unaudited)
                                                          ------------------------------------------------------------
                                                                  2006                                    2005
                                                                 Shares                                  Shares
                                                                 ------                                  ------

Basic EPS:                                                       5,663,501                               5,581,718

Effect of dilutive securities                                       81,208                                 104,333

Diluted EPS:                                                     5,744,709                               5,686,051



NOTE 5 - STOCK-BASED COMPENSATION

         In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) did not have any impact on the Company's overall results of operations or financial position.

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

RECENT MATTERS

     From March 1, 2004 through August 23, 2005, the Division of Health Systems Regulation for the Connecticut Department of Public Health (the "DPH") conducted various licensing and certification inspections of New England Home Care, Inc. ("New England"), the Company's Medicare certified and licensed home health care subsidiary in Connecticut. In December 2005, New England and DPH entered into a Consent Order in December 2005 for the purpose of resolving DPH's findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007.

     In December 6, 2004, the New York State Senate voted to override the Governor's veto of legislation that will increase the State minimum wage from the current $5.15 per hour to $7.15 over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage was raised to $6.75 on January 1, 2006 and will be raised again on January 1, 2007 to $7.15 per hour. This minimum wage legislation has impacted and will continue to impact the Company's New York operations on two fronts. Firstly, the Company has been paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing overtime costs to the Company.

         On May 13, 2005, Accredited Health Services, Inc. ("Accredited"), the Company's New Jersey wholly-owned subsidiary, received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. The Company has had a preliminary meeting before the National Labor Relations Board ("NLRB") in Newark, New Jersey with SEIU 1199 New Jersey (a health care union) ("SEIU") to address certain issues regarding the Petition and the timing of the election. A Union election has been scheduled by mail ballots for the dates of February 25 to March 17. Ballots will be counted thereafter.

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

      In October 2005, the Department of Social Services in Connecticut increased the rates for all home health care services provided to state-aided persons by 4%. These rates were increased retroactive to July 1, 2005 and at current levels of operations, the Company estimates that the rate change will result in an increase in net patient revenue of approximately $1,000,000 annually.

RESULTS OF OPERATIONS AND EFFECTS OF INFLATION

THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2005.

         NET PATIENT REVENUE. For the three months ended January 31, 2006, net patient revenue increased $1,458,000, or 6.0%, to $25,670,000 from $24,212,000 for the three months ended January 31, 2005.  This increase was  attributable to
(i) an increase of $926,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $1,644,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by a decrease in Connecticut of $1,112,000, primarily the result of the above mentioned inspections and the elimination of small margin revenue.

         GROSS PROFIT. Gross profit margin increased to 33.9% for the three months ended January 31, 2006 from 33.1% for the three months ended January 31, 2005. This increase is attributable to increases in reimbursement rates, offset by higher direct wages paid to all caregivers.

           GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $541,000, or 8.3%, to $7,062,000 for the three months ended January 31, 2006 from $6,521,000 for the three months ended January 31, 2005. This increase is primarily attributable to (i) increases in administrative personnel and occupancy related costs resulting from the acquisition of Helping

Hands in New Jersey, (ii) increased administrative personnel, legal and consulting fees in Connecticut to cure the deficiencies in the above mentioned inspections and (iii) increases in administrative personnel in Massachusetts resulting from the expansion of operations. As a percentage of net patient revenue, general and administrative expenses increased to 27.5% for the three months ended January 31, 2006 from 26.9% for the three months ended January 31, 2005.

         AMORTIZATION. Amortization of intangibles decreased $40,000, or 28.8%, to $99,000 for the three months ended January 31, 2006 from $139,000 for the three months ended January 31, 2005. This decrease is attributable to previous acquisitions that have now been fully amortized.

         PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $173,000 for the three months ended January 31, 2006 as compared to $85,000 for the three months ended January 31, 2005. This increase is attributable to the Company increasing reserves for possible losses from certain payor sources.

         INCOME FROM OPERATIONS. As a result of the foregoing, income from operations increased $103,000, or 8.2%, to $1,364,000 for the three months ended January 31, 2006 from $1,261,000 for the three months ended January 31, 2005.

         INTEREST INCOME. Interest income increased $59,000, or 93.7%, to $122,000 for the three months ended January 31, 2006 from $63,000 for the three months ended January 31, 2005. This increase is attributable to higher interest rates.

         INCOME TAXES. The Company's effective tax rate increased slightly to 40.0% for the three months ended January 31, 2006 from 39.9% for the three months ended January 31, 2005.

         NET INCOME. Net income increased $95,000, or 11.9%, to $891,000, or $.16 per diluted share, in the three months ended January 31, 2006 from $796,000, or $.14 per diluted share, in the three months ended January 31, 2005.

SIX MONTHS ENDED JANUARY 31, 2006 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2005.

         NET PATIENT REVENUE. For the six months ended January 31, 2006, net patient revenue increased $3,602,000, or 7.4%, to $51,991,000 from $48,389,000 for the six months ended January 31, 2005. This increase was attributable to (i) an increase of $2,174,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $3,097,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by a decrease in Connecticut of $1,669,000, primarily the result of the above-mentioned inspections and the elimination of small margin revenue business.

         GROSS PROFIT. Gross profit margin decreased slightly to 34.1% for the six months ended January 31, 2006 from 34.3% for the six months ended January 31, 2005. This decrease was attributable to higher direct wages paid to all caregivers, offset partially by increases in reimbursement rates.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1,478,000, or 11.7%, to $14,101,000 for the six months ended January 31, 2006 from $12,623,000 for the six months ended January 31, 2005. This increase is primarily attributable to (i) increases in administrative personnel and occupancy related costs resulting from the acquisition of Helping Hands in New Jersey, (ii) increased administrative personnel, legal and consulting fees in Connecticut to cure the deficiencies in the above mentioned inspections and
(iii) increases in administrative personnel in Massachusetts resulting from the expansion of operations. As a percentage of net patient revenue, general and administrative expenses increased to 27.1% for the six months ended January 31, 2006 from 26.0% for the six months ended January 31, 2005.

         AMORTIZATION. Amortization of intangibles decreased $63,000, or 23.2%, to $209,000 for the six months ended January 31, 2006 from $272,000 for the six months ended January 31, 2005. This decrease is attributable to previous acquisitions that have now been fully amortized.

         PROVISION FOR POSSIBLE LOSSES. The Company recorded a provision for possible losses of $278,000 for the six months ended January 31, 2006, as compared to $170,000 for the six months ended January 31, 2005. This increase is attributable to the Company increasing reserves for possible losses from certain payor sources.

         INCOME FROM OPERATIONS. As a result of the foregoing, income from operations decreased $425,000, or 12.0%, to $3,116,000 for the six months ended January 31, 2006 from $3,541,000 for the six months ended January 31, 2005.

         INTEREST INCOME. Interest income increased $106,000, or 95.5%, to $217,000 for the six months ended January 31, 2006 from $111,000 for the six months ended January 31, 2005. This increase is attributable to higher interest rates.

         INCOME TAXES. The Company's effective tax rate decreased slightly to 39.0% for the six months ended January 31, 2006 from 39.4% for the six months ended January 31, 2005.

         NET INCOME. Net income decreased $181,000, or 8.2%, to $2,033,000, or $.35 per diluted share, in the six months ended January 31, 2006 from $2,214,000, or $.39 per diluted share, in the six months ended January 31, 2005.

        The rate of inflation had no material effect on operations for the six months ended January 31, 2006.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         Current  assets  increased  to  $38,257,000  and  current   liabilities
decreased to $4,150,000 at January 31, 2006. This resulted in an increase in working capital of $1,378,000 from $32,729,000 at July 31, 2005 to $34,107,000 at January 31, 2006. Cash and cash equivalents decreased $559,000 to $15,625,000 at January 31, 2006 from $16,184,000 at July
31, 2005. The decrease in cash and cash equivalents was primarily attributable to the increase in accounts receivable and the payments of cash dividends.

     The Company provided net cash from operating activities of $493,000 for the six months ended January 31, 2006 as compared to net cash provided by operating activities of $254,000 for the six months ended January 31, 2005. The increase in net cash provided by operating activities of $239,000 is attributable to an increase in operating cash flow of $207,000 and a decrease in operating assets of $167,000, offset by a decrease in operating liabilities of $135,000 over the comparable period for the six months ended January 31, 2005.

       The net cash used in investing activities for the six months ended January 31, 2006 consisted of the purchase of equipment offset by the proceeds from the sale of investments. Net cash used in investing activities for the six months ended January 31, 2005 consisted of the purchase of assets of businesses and the purchase of equipment.

     The net cash used in financing activities for the six months ended January 31, 2006 consisted of the purchase of treasury shares and the payment of cash dividends. The net cash used in investing activities for the six months ended January 31, 2005 consisted of the purchase of treasury shares and the payment of cash dividends, offset by the proceeds from stock option exercises.

       The nature of the Company's business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 74 days at January 31, 2006 as compared to 75 days at January 31, 2005.

     The Company's $7,500,000 committed revolving line of credit facility (the "credit facility") expired on October 23, 2005. The Company was required to pay a .25% commitment fee on unused amounts, payable in arrears. The Company is in the process of closing on a new uncommitted credit facility to replace the credit facility.

     In September 2005, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to
$3,000,000 may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

     The Company intends to incur capital expenditures of approximately $500,000 during the fiscal year ending July 31, 2006 in connection with the proposed implementation of new computer hardware, telephone equipment and networking equipment. These expenditures would be designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that these expenditures will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its new credit facility.

CONTRACTUAL OBLIGATIONS

       The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At January 31, 2006, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

Less than 1 year  $1,014,000

1-3 years         $1,210,000

3-5 years         $ -0-


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

         Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of January 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         The evaluation referred to above did not identify any changes in the Company's internal controls over financial reporting that occurred during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         A class action lawsuit entitled Lerai Jones, Individually and on Behalf of All Other Persons Similarly Situated v. National Home Health Care Corp., was filed on February 28, 2006 in the Supreme Court of the State of New York, County of New York, Index No. 06-102757, alleging violations of the New York Labor Law for unpaid overtime under state law. The complaint asserts that all hourly employees of the Company within New York were not paid time and one-half their regular rate of pay for all hours worked in excess of forty (40) hours per week, as required under State law. The applicable statute of limitations is six (6) years. On January 23, 2006, the United States Supreme Court vacated and remanded for further consideration the decision of the United States Court of Appeals for the Second Circuit in Evelyn Coke v. Long Island Care At Home, Ltd., 126 S.Ct. 1189 (2006) (a case unrelated to the Company), in which the Second Circuit reversed the determination of a lower court finding an exemption from the payment of overtime under Section 13(a)(15) under the Fair Labor Standards Act (the "FLSA") for employees of third parties who provide "companionship" services. The Second Circuit's decision in Coke invalidated this overtime exemption for employees of third parties. In vacating the Second Circuit's decision, the Supreme Court remanded with instructions to consider a Department of Labor Wage and Hour Advisory Memorandum which found that the overtime exemption is applicable for employees employed by third parties performing "companionship" services. While the Company cannot predict how the Second Circuit will rule on reconsideration, the Company is confident that, in light of the Supreme Court's instruction to consider the Department of Labor Memorandum, the Second Circuit will uphold the applicable overtime exemption. Under New York State Law, if an exemption under the FLSA is applicable, employers are only obligated to pay overtime at a rate of time and one-half the statutory minimum rate of pay, not an employee's regular rate. The Company believes that it has meritorious defenses to the class action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         (c)      Purchases of Equity  Securities  by the Issuer and  Affiliated
                  Purchasers:

         In September 2005, the Board of Directors extended the Company's program to repurchase its Common Stock for an additional year. Purchases of up to $3,000,000 may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

         The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended January 31, 2006:

                                                                        Total Number of Shares     Maximum Number of
                                   Total                                 Purchased as Part of     Shares That May Yet
                              Number of Shares      Average Price      Publicly Announced Plans   Be Purchased Under
          Period                 Purchased         Paid per Share             or Programs        the Plans or Programs
---------------------------- ------------------- ------------------- -------------------------- ----------------------
November 21, 2005                  1,593               $9.80                   1,593             $2,984,384 worth of
                                                                                                       Shares


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

          At the Meeting, Frederick H. Fialkow, Bernard Levine, M.D., Steven Fialkow, Ira Greifer, M.D., Robert C. Pordy, M.D. and Harold Shulman, J.D., CPA were elected as directors of the Company to serve until the Company's next annual meeting of stockholders and until their respective successors are elected and qualified. The votes for each director were as follows:

                                          For                     Withheld
                                          ---                     --------
Frederick H. Fialkow                     5,420,635                   8,512
Steven Fialkow                           5,419,948                   9,199
Bernard Levine, M.D.                     4,798,838                 630,309
Ira Greifer, M.D.                        4,798,171                 630,976
Robert C. Pordy, M.D.                    5,421,213                   7,934
Harold Shulman, J.D., CPA                4,801,641                 627,506

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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

                                 NATIONAL HOME HEALTH CARE CORP.


Date:   March 16, 2006           /s/ Robert P. Heller
                                 -----------------------
                                 Robert P. Heller
                                 Vice President of Finance (principal financial
                                 officer and principal accounting officer)

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