Form 10-Q
period 2006-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2006-06-14
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to _____________

Commission file number 0-12927

NATIONAL HOME HEALTH CARE CORP. (Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		22-2981141 (IRS Employer Identification No.)

700 White Plains Road, Scarsdale, New York 10583 (Address of Principal Executive Offices with Zip Code)

Registrant's Telephone Number Including Area Code: 914-722-9000

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Large Accelerated Filer Accelerated Filer   Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes        No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock outstanding as of June 14, 2006 was 5,662,531.

NATIONAL HOME HEALTH CARE CORP.
Form 10-Q
For the Quarter Ended April 30, 2006
Table of Contents

PART I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of April 30, 2006 and	3-4
	July 31, 2005 (unaudited)

	Condensed Consolidated Statements of Operations for the three	5
	months and nine months ended April 30, 2006 and April 30,
	2005 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the nine	6
	months ended April 30, 2006 and April 30, 2005 (unaudited)

	Notes to Condensed Consolidated Financial Statements	7-9

Item 2	Management's Discussion and Analysis of Financial Condition and	10-15
	Results of Operations

Item 3	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4	Controls and Procedures	15-16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 6	Exhibits	18

SIGNATURES		19

EXHIBIT INDEX		20

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2006	July 31, 2005

ASSETS

Current:
Cash and cash equivalents	$17,716,000	$16,184,000
Investments	--	19,000
Accounts receivable-less allowance for possible
losses of $1,492,000 and $1,866,000	19,316,000	19,564,000
Prepaid expenses and other	1,033,000	805,000
Income taxes receivable	375,000	121,000
Deferred income taxes	304,000	714,000

Total current assets	38,744,000	37,407,000

Furniture, equipment and leasehold
improvements, net	1,821,000	1,860,000
Goodwill	14,463,000	14,463,000
Other intangible assets, net	1,078,000	1,384,000
Deposits and other assets	520,000	486,000

TOTAL	$56,626,000	$55,600,000

(continued)

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2006	July 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,479,000	$3,771,000
Estimated third-party payor settlements	69,000	72,000
Deferred revenue	266,000	410,000
Dividend payable	425,000	425,000

Total current liabilities	4,239,000	4,678,000

Stockholders' equity:
Common stock, $.001 par value; authorized
20,000,000 shares, issued 7,125,544 shares	7,000	7,000
Additional paid-in capital	26,532,000	26,532,000
Retained earnings	29,696,000	28,216,000

	56,235,000	54,755,000

Less: treasury stock (1,462,953 and 1,461,360 shares) at cost	(3,848,000)	(3,833,000)

Total stockholders' equity	52,387,000	50,922,000

TOTAL	$56,626,000	$55,600,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended April 30,		For the nine months ended April 30,
	2006	2005	2006	2005
Net patient revenue	$25,032,000	$24,201,000	$77,023,000	$72,590,000

Operating expenses:
Cost of revenue	16,906,000	16,327,000	51,193,000	48,110,000
General and administrative	6,807,000	6,615,000	20,908,000	19,238,000
Amortization of intangibles	98,000	139,000	307,000	411,000
Provision for possible losses	132,000	88,000	410,000	258,000

Total operating expenses	23,943,000	23,169,000	72,818,000	68,017,000

Income from operations	1,089,000	1,032,000	4,205,000	4,573,000
Other income:
Interest	128,000	82,000	345,000	193,000

Income before income taxes	1,217,000	1,114,000	4,550,000	4,766,000

Provision for income taxes	495,000	353,000	1,795,000	1,791,000

Net income	$722,000	$761,000	$2,755,000	$2,975,000

Net income per common share:
Basic	$0.13	$0.13	$0.49	$0.53

Diluted	$0.13	$0.13	$0.48	$0.52

Weighted average shares outstanding:
Basic	5,662,531	5,664,124	5,663,185	5,628,541

Diluted	5,741,722	5,751,360	5,742,485	5,727,175

Dividends declared per share	$0.075	$0.075	$0.225	$0.225

        See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended April 30,

	2006	2005

Cash flows from operating activities:
Net income	$2,755,000	$2,975,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	712,000	684,000
Allowance for possible losses, net of writeoffs	374,000	(7,000)
Deferred income taxes	410,000	65,000
Loss on sale of assets	--	3,000
Changes in assets and liabilities:
Accounts receivable	(126,000)	(742,000)
Prepaid expenses and other	(262,000)	261,000
Income taxes receivable	(254,000)	(334,000)
Accounts payable and accrued expenses	(292,000)	241,000
Estimated third-party payor settlements	(3,000)	(475,000)
Deferred revenue	(144,000)	57,000

Net cash provided by operating activities	3,170,000	2,728,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(367,000)	(1,016,000)
Proceeds from sale of investments	19,000	--
Purchase of assets of business	--	(4,293,000)

Net cash used in investing activities	(348,000)	(5,309,000)

Cash flows from financing activities:
Purchase of treasury shares	(15,000)	(349,000)
Payment of cash dividends	(1,275,000)	(843,000)
Proceeds from exercise of stock options	---	355,000

Net cash used in financing activities	(1,290,000)	(837,000)

Net increase (decrease) in cash and cash equivalents	1,532,000	(3,418,000)

Cash and cash equivalents-beginning of period	16,184,000	20,185,000

Cash and cash equivalents-end of period	$17,716,000	$16,767,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,277,000	$2,059,000
Interest	$10,000	$16,000
Dividends declared and not paid	$425,000	$425,000

        See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2005.

NOTE 2 — ACQUISITIONS

        On October 6, 2004, the Company, through a wholly-owned subsidiary in Connecticut, acquired certain assets from On Duty Metropolitan Connecticut, LLC (“On Duty”). On Duty provided home health care services in New Haven and Fairfield Counties. The purchase price of $1,078,000, including acquisition costs of $103,000, was financed using internal funds. The acquisition was accounted for as a purchase.

        On May 22, 2005, the Company, through a wholly-owned subsidiary in New Jersey, acquired certain assets from Helping Hands Health Care (“Helping Hands”), a licensed home health care company that provided home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Middlesex, Somerset and Ocean Counties, New Jersey. The purchase price of $3,171,000, including acquisition costs of $152,000, was financed using internal funds. The acquisition was accounted for as a purchase.

NOTE 3 — RECLASSIFICATIONS

        Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

NOTE 4 — NET INCOME PER SHARE DATA

        A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

	For the three months ended April 30, (unaudited)
	2006 Shares	2005 Shares
Basic EPS	5,662,531	5,664,124
Effect of dilutive securities	79,191	87,236

Diluted EPS	5,741,722	5,751,360

	For the nine months ended April 30, (unaudited)
	2006 Shares	2005 Shares
Basic EPS	5,663,185	5,628,541
Effect of dilutive securities	79,300	98,634

Diluted EPS	5,742,485	5,727,175

NOTE 5 — STOCK-BASED COMPENSATION

        In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment.” SFAS No. 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. This standard requires that the Company measure the cost of employee services received in exchange for any award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The adoption of SFAS No. 123R did not have any impact on the Company’s overall results of operations for the nine months ended, or financial position as of, April 30, 2006.

NOTE 6 – LEGAL PROCEEDINGS

        In October 2003, New England Home Care, Inc. (“New England”) received a subpoena from the United States Attorney’s Office in New Haven, Connecticut. The subpoena sought production of documents in connection with an investigation into possible violations of certain federal health care laws. New England has produced documents in response to the subpoena to cooperate with the investigation. In April 2006 the Company was advised that the United States Attorney’s Office had closed its investigation into possible violations of certain federal health care laws by New England.

        A class action lawsuit entitled Lerai Jones, Individually and on Behalf of All Other Persons Similarly Situated v. National Home Health Care Corp., was filed on February 28, 2006 in the Supreme Court of the State of New York, County of New York, Index No. 06-102757, alleging violations of the New York Labor Law for unpaid overtime under state law. The complaint asserts that all hourly employees of the Company within New York were not paid time and one-half their regular rate of pay for all hours worked in excess of forty (40) hours per week, as required under State law. The applicable statute of limitations is six (6) years. On January 23, 2006, the United States Supreme Court vacated and remanded for further consideration the decision of the United States Court of Appeals for the Second Circuit in Evelyn Coke v. Long Island Care At Home, Ltd., 126 S.Ct. 1189 (2006) (a case unrelated to the Company), in which the Second Circuit reversed the determination of a lower court finding an exemption from the payment of overtime under Section 13(a)(15) under the Fair Labor Standards Act (the “FLSA”) for employees of third parties who provide “companionship” services. The Second Circuit’s decision in Coke invalidated this overtime exemption for employees of third parties. In vacating the Second Circuit’s decision, the Supreme Court remanded with instructions to consider a Department of Labor Wage and Hour Advisory Memorandum which found that the overtime exemption is applicable for employees employed by third parties performing “companionship” services. While the Company cannot predict how the Second Circuit will rule on reconsideration, the Company is confident that, in light of the Supreme Court’s instruction to consider the Department of Labor Memorandum, the Second Circuit will uphold the applicable overtime exemption. Under New York State Law, if an exemption under the FLSA is applicable, employers are only obligated to pay overtime at a rate of time and one-half the statutory minimum rate of pay, not an employee’s regular rate. In view of the significance of the decision by the Second Circuit on remand, on March 27, 2006 plaintiff and the Company entered into a Stipulation and Order Staying Action which stays further proceedings pending the decision by the Second Circuit. The Company believes that it has meritorious defenses to the class action.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2005 included with the Company’s annual report on Form 10-K with respect to such fiscal year.

        Certain matters set forth in this report are forward-looking statements that are dependent on certain risks and uncertainties, including but not limited to risks and uncertainties relating to whether the Company can identify, consummate and integrate on favorable terms acquisitions or market penetrations, market acceptance, pricing and demand for the Company’s services, changing regulatory environment, changing economic conditions, whether the Company can attract and retain qualified personnel, the ability to manage the Company’s growth, and other risks detailed in the Company’s other filings with the Securities and Exchange Commission.

        The Company is subject to external factors that could significantly impact its business, including potential reductions in reimbursement rates by Medicare, Medicaid and other third party payors for the Company’s services, retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

        As a Medicaid provider, the Company is subject to routine, unscheduled audits. These audits may result in the application of a statistically-derived adjustment factor to the Company’s revenues, which may have an adverse impact on the Company’s results of operations. Although the audits to date have not resulted in any material adjustments, such audits were conducted at a time when the Company had significantly lower Medicaid revenues. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

        The Balanced Budget Act (the “Act”) was signed into law in August 1997. The Act made significant changes in the reimbursement system for Medicare home health care services. The primary change that affects the Company is the restructuring of the reimbursement system related to Medicare certified home health care agencies. Prior to the Act, Medicare reimbursed providers on a reasonable cost basis subject to program-imposed cost per visit limitations.

        Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system (“IPS”) took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were actually reimbursed under an agency-specific per patient cost limit. Effective October 1, 2000, under the prospective payment system, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day “episodes of care”.

        The final phase of the Act implemented a 15% cut in Medicare reimbursement rates effective October 1, 2002. In two of the last three fiscal years, less than five percent of the Company’s net patient revenue was derived directly from Medicare, and accordingly the change to the prospective payment system has not, to date, had a material adverse effect on the Company. However, there can be no assurance that the Medicare prospective payment system will not adversely impact the Company’s reimbursement rates in the future or otherwise have a material adverse effect on the Company. The Company’s operations in New York are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been adversely affected by the prospective payment system. Under the prospective payment system, there can be no assurance that the Company’s future referrals will not result in reduced reimbursement rates or reduced volume of business.

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

        From March 1, 2004 through August 23, 2005, the Division of Health Systems Regulation for the Connecticut Department of Public Health (the “DPH”) conducted various licensing and certification inspections of New England, the Company’s Medicare certified and licensed home health care subsidiary in Connecticut. In December 2005, New England and DPH entered into a Consent Order for the purpose of resolving DPH’s findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007.

        In December 6, 2004, the New York State Senate voted to override the Governor’s veto of legislation that will increase the State minimum wage from the then $5.15 per hour to $7.15 over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage was raised to $6.75 on January 1, 2006 and will be raised again on January 1, 2007 to $7.15 per hour. This minimum wage legislation has impacted and will continue to impact the Company’s New York operations on two fronts. Firstly, the Company has been paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing overtime costs to the Company.

        On May 13, 2005, Accredited Health Services, Inc., (“Accredited”), the Company’s New Jersey wholly-owned subsidiary, received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. On March 21, 2006 the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey.

        On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant (“PCA”) Beneficiary Tool (the “Tool”). The Tool is used to determine the weekly hours a PCA Beneficiary receives. As a result of the implementation of the new assessment Tool, Accredited has experienced and will continue to experience a reduction in the amount of total hours per week that each PCA Beneficiary receives. For the fiscal year ended July 31, 2005, the State of New Jersey Medicaid Program accounted for approximately 84% of Accredited’s revenue.

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

Results of Operations and Effects of Inflation

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005.

        Net Patient Revenue. For the three months ended April 30, 2006, net patient revenue increased $831,000, or 3.4%, to $25,032,000 from $24,201,000 for the three months ended April 30, 2005. This increase was attributable to (i) an increase of $847,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $1,594,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by a decrease in Connceticut of $1,610,000, primarily the result of the above mentioned inspections and the elimination of small margin revenue.

        Gross Profit.   Gross profit margin remained at 32.5% for both the three months ended April 30, 2006 and three months ended April 30, 2005. This was attributable to the Company offsetting increased direct wages paid to all caregivers with increases in reimbursement rates.

        General and Administrative.   General and administrative expenses increased $192,000, or 2.9%, to $6,807,000 for the three months ended April 30, 2006 from $6,615,000 for the three months ended April 30, 2005. This increase is primarily attributable to (i) increases in administrative personnel and occupancy related costs resulting from the acquisition of Helping Hands in New Jersey, (ii) increased legal and consulting fees as a result of the above mentioned inspections in Connecticut and the union election in New Jersey and (iii) increases in administrative personnel in Massachusetts and New York resulting from the expansion of operations. As a percentage of net patient revenue, general and administrative expenses decreased slightly to 27.2% for the three months ended April 30, 2006 from 27.3% for the three months ended April 30, 2005.

        Amortization. Amortization of intangibles decreased $41,000, or 29.5%, to $98,000 for the three months ended April 30, 2006 from $139,000 for the three months ended April 30, 2005. This decrease is attributable to intangibles from previous acquisitions that have now been fully amortized.

        Provision for Possible Losses. The Company recorded a provision for possible losses of $132,000 for the three months ended April 30, 2006 as compared to $88,000 for the three months ended April 30, 2005. This increase is attributable to the Company increasing reserves for possible losses from certain payor sources.

        Income from Operations. As a result of the foregoing, income from operations increased $57,000, or 5.5%, to $1,089,000 for the three months ended April 30, 2006 from $1,032,000 for the three months ended April 30, 2005.

        Interest Income. Interest income increased $46,000, or 56.1%, to $128,000 for the three months ended April 30, 2006 from $82,000 for the three months ended April 30, 2005. This increase is attributable to higher interest rates.

        Income Taxes. The Company’s effective tax rate increased to 40.6% for the three months ended April 30, 2006 from 31.7% for the three months ended April 30, 2005. This increase is attributable to a decrease in work opportunity tax credits in the current three-month period and an over accrual of taxes recorded in the fiscal year ended July 31, 2004 that reduced income taxes in the prior three-month period.

        Net Income. Net income decreased $39,000, or 5.1%, to $722,000, or $.13 per diluted share, in the three months ended April 30, 2006 from $761,000, or $.13 per diluted share, in the three months ended April 30, 2005.

Nine Months Ended April 30, 2006 Compared to Nine Months Ended April 30, 2005

        Net Patient Revenue. For the nine months ended April 30, 2006, net patient revenue increased $4,433,000, or 6.1%, to $77,023,000 from $72,590,000 for the nine months ended April 30, 2005. This increase was attributable to (i) an increase of $3,021,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $4,690,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by a decrease in Connecticut of $3,278,000, primarily the result of the above-mentioned inspections and the elimination of small margin revenue business.

        Gross Profit. Gross profit margin decreased slightly to 33.5% for the nine months ended April 30, 2006 from 33.7% for the nine months ended April 30, 2005. This decrease was attributable to higher direct wages paid to all caregivers, offset partially by increases in reimbursement rates.

        General and Administrative. General and administrative expenses increased $1,670,000, or 8.7%, to $20,908,000 for the nine months ended April 30, 2006 from $19,238,000 for the nine months ended April 30, 2005. This increase is primarily attributable to (i) increases in administrative personnel and occupancy related costs resulting from the acquisition of Helping Hands in New Jersey, (ii) increased legal and consulting fees in as a result of the above mentioned inspections in Connecticut and the union election in New Jersey and (iii) increases in administrative personnel in Massachusetts and New York resulting from the expansion of operations. As a percentage of net patient revenue, general and administrative expenses increased to 27.1% for the nine months ended April 30, 2006 from 26.5% for the nine months ended April 30, 2005.

        Amortization.   Amortization of intangibles decreased $104,000, or 25.3%, to $307,000 for the nine months ended April 30, 2006 from $411,000 for the nine months ended April 30, 2005. This decrease is attributable to intangibles from previous acquisitions that have now been fully amortized.

        Provision for Possible Losses. The Company recorded a provision for possible losses of $410,000 for the nine months ended April 30, 2006, as compared to $258,000 for the nine months ended April 30, 2005. This increase is attributable to the Company increasing reserves for possible losses from certain payor sources.

        Income from Operations. As a result of the foregoing, income from operations decreased $368,000, or 8%, to $4,205,000 for the nine months ended April 30, 2006 from $4,573,000 for the nine months ended April 30, 2005.

        Interest Income. Interest income increased $152,000, or 78.8%, to $345,000 for the nine months ended April 30, 2006 from $193,000 for the nine months ended April 30, 2005. This increase is attributable to higher interest rates.

        Income taxes. The Company’s effective tax rate increased to 39.5% for the nine months ended April 30, 2006 from 37.6% for the nine months ended April 30, 2005. This increase is attributable to a decrease in work opportunity tax credits in the current nine-month period and an over accrual of taxes recorded in the fiscal year ended July 31, 2004 that reduced income taxes in the prior nine-month period.

        Net Income. Net income decreased $220,000, or 7.4%, to $2,755,000, or $.48 per diluted share, in the nine months ended April 30, 2006 from $2,975,000, or $.52 per diluted share, in the nine months ended April 30, 2005.

        The rate of inflation had no material effect on operations for the nine months ended April 30, 2006.

Financial Condition and Capital Resources

        Current assets increased to $38,744,000 and current liabilities decreased to $4,239,000 at April 30, 2006. This resulted in an increase in working capital of $1,776,000 from $32,729,000 at July 31, 2005 to $34,505,000 at April 30, 2006. Cash and cash equivalents increased $1,532,000 to $17,716,000 at April 30, 2006 from $16,184,000 at July 31, 2005. The increase in cash and working capital was primarily attributable to the cash generated by operating activities, offset by the payments of cash dividends.

        The Company provided net cash from operating activities of $3,170,000 for the nine months ended April 30, 2006 as compared to net cash provided by operating activities of $2,728,000 for the nine months ended April 30, 2005. The increase in net cash provided by operating activities of $442,000 is attributable to an increase in operating cash flow of $531,000 and a decrease in operating assets of $173,000, offset by a decrease in operating liabilities of $262,000 over the comparable period for the nine months ended April 30, 2005.

        The net cash used in investing activities for the nine months ended April 30, 2006 consisted of the purchase of equipment offset by the proceeds from the sale of investments. The net cash used in investing activities for the nine months ended April 30, 2005 consisted of the purchase of assets of businesses and the purchase of equipment.

        The net cash used in financing activities for the nine months ended April 30, 2006 consisted of the purchase of treasury shares and the payment of cash dividends. The net cash used in financing activities for the nine months ended April 30, 2005 consisted of the purchase of treasury shares and the payment of cash dividends, offset by the proceeds from stock option exercises.

        The nature of the Company’s business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 72 days at April 30, 2006 as compared to 75 days at April 30, 2005.

        The Company closed on a new $7,500,000 revolving credit facility (the “credit facility”) on April 28, 2006 with Bank of America. The credit facility provides for the Company’s subsidiaries to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2007 and requires the Company to meet certain financial covenants and ratios. At April 30, 2006, there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all of the assets of the Company and its subsidiaries and guaranteed by the Company.

        In September 2005, the Board of Directors extended the Company’s program to repurchase its Common Stock for an additional year. Purchases of up to $3,000,000 may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The buyback program will be financed out of existing cash or cash equivalents.

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

Contractual Obligations

        The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At April 30, 2006, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

Less than 1 year	$ 995,000

1-3 years	1,106,000

3-5 years	-0-

Total	$ 2,101,000

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

        None.

Item 4.   Controls and Procedures.

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 (the “Exchange Act Reports”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management’s control objectives.

        Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of April 30, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

        The evaluation referred to above did not identify any changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings.

        In October 2003, New England received a subpoena from the United States Attorney’s Office in New Haven, Connecticut. The subpoena sought production of documents in connection with an investigation into possible violations of certain federal health care laws. New England has produced documents in response to the subpoena to cooperate with the investigation. In April 2006 the Company was advised that the United States Attorney’s Office had closed its investigation into possible violations of certain federal health care laws by New England.

        A class action lawsuit entitled Lerai Jones, Individually and on Behalf of All Other Persons Similarly Situated v. National Home Health Care Corp., was filed on February 28, 2006 in the Supreme Court of the State of New York, County of New York, Index No. 06-102757, alleging violations of the New York Labor Law for unpaid overtime under state law. The complaint asserts that all hourly employees of the Company within New York were not paid time and one-half their regular rate of pay for all hours worked in excess of forty (40) hours per week, as required under State law. The applicable statute of limitations is six (6) years. On January 23, 2006, the United States Supreme Court vacated and remanded for further consideration the decision of the United States Court of Appeals for the Second Circuit in Evelyn Coke v. Long Island Care At Home, Ltd., 126 S.Ct. 1189 (2006) (a case unrelated to the Company), in which the Second Circuit reversed the determination of a lower court finding an exemption from the payment of overtime under Section 13(a)(15) under the Fair Labor Standards Act (the “FLSA”) for employees of third parties who provide “companionship” services. The Second Circuit’s decision in Coke invalidated this overtime exemption for employees of third parties. In vacating the Second Circuit’s decision, the Supreme Court remanded with instructions to consider a Department of Labor Wage and Hour Advisory Memorandum which found that the overtime exemption is applicable for employees employed by third parties performing “companionship” services. While the Company cannot predict how the Second Circuit will rule on reconsideration, the Company is confident that, in light of the Supreme Court’s instruction to consider the Department of Labor Memorandum, the Second Circuit will uphold the applicable overtime exemption. Under New York State Law, if an exemption under the FLSA is applicable, employers are only obligated to pay overtime at a rate of time and one-half the statutory minimum rate of pay, not an employee’s regular rate. In view of the significance of the decision by the Second Circuit on remand, on March 27, 2006 plaintiff and the Company entered into a Stipulation and Order Staying Action which stays further proceedings pending the decision by the Second Circuit. The Company believes that it has meritorious defenses to the class action.

Item 6.    Exhibits.

        The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Executive Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HOME HEALTH CARE CORP.
Date: June 14, 2006	/s/ Robert P. Heller
Robert P. Heller Vice President of Finance (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Executive Officer.

*      Filed herewith