Form 10-K
period 2006-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2006-10-31
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number 0-12927

NATIONAL HOME HEALTH CARE CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware		22-2981141
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK		10583
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code: 914-722-9000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the Common Stock of the registrant, its only class of voting securities, held by non-affiliates of the registrant, calculated on the basis of the average of the closing bid and asked prices of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (January 31, 2006), was approximately $31,524,295.

The number of shares of the registrant’s Common Stock outstanding on October 26, 2006 was 5,662,531.

Certain information to be included in the registrant’s definitive proxy statement, to be filed no later than 120 days after the end of the fiscal year covered by this report, for the registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Cautionary Statement

        The Annual Report on Form 10-K contains certain forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “project,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in this document. These include but are not limited to risks and uncertainties relating to whether the Company can identify, consummate and integrate on favorable terms acquisitions or market penetrations; market acceptance; pricing and demand for the Company’s services; changing regulatory environment; changing economic conditions; whether the Company can attract and retain qualified personnel; ability to manage the Company’s growth; and other risks detailed in this document. Please refer to “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

        The home health care industry has traditionally been highly fragmented, composed of not-for-profit and for-profit smaller local home health agencies offering limited services. These smaller agencies do not generally have the necessary capital to expand their operations or services and are often unable to achieve the cost efficiencies to compete effectively. The implementation of the Medicare Prospective Payment system and other legislation at the state levels has created major industry consolidation.

Home Health Care Services

        Home health care services include four broad categories: (1) home health nursing services, (2) infusion therapy, (3) respiratory therapy and (4) home medical equipment. According to statistics from the Centers for Medicare and Medicaid Services (“CMS”) Office of the Actuary, total expenditures by payers on home health nursing services was approximately $43 billion in 2004. Medicare is the largest single payer, accounting for approximately $16 billion in 2004.

        The Company currently operates 31 offices consisting of one parent corporate office, twenty-one offices that coordinate home health care services and nine satellite offices. The Company has two Medicare provider numbers and is a Medicaid provider in each of the four states in which it operates. The Company provides a wide variety of home health care services including:

•	Registered nurses who provide specialty services, such as skilled monitoring, clinical nursing assessments, evaluations, clinical interventions, medication supervision and/or administration.

•	Licensed practical nurses who perform technical procedures, administer medications and change surgical and medical dressings.

•	Physical and occupational therapists who work to strengthen muscles, restore range of motion and help patients perform the activities of daily living.

•	Speech pathologists/therapists who work to restore communication and oral skills.

•	Medical social workers who help families address the problems associated with acute and chronic illnesses.

•	Home health aides who perform personal care such as bathing or assistance in walking.

•	Private duty services such as continuous hourly nursing care and sitter services.

        The Company has five principal operating subsidiaries:

•	Health Acquisition Corp., formerly Allen Health Care Services, Inc. ("Allen Health Care"), a New York corporation that conducts home health care operations in New York.

•	New England Home Care, Inc. ("New England"), a Connecticut corporation that conducts home health care operations in Connecticut.

•	Connecticut Staffing Works Corp. ("Connecticut Staffing"), a Connecticut corporation that conducts healthcare staffing operations in Connecticut.

•	Accredited Health Services, Inc. ("Accredited"), a New Jersey corporation that conducts home health care operations in New Jersey.

•	Medical Resources Home Health Corp. ("Medical Resources"), a Delaware corporation that conducts home health care operations in Massachusetts.

        During the fiscal year ended July 31, 2004, the Company terminated its healthcare staffing operations in both New York and New Jersey.

        Health Acquisition Corp. d/b/a Allen Health Care Services. Allen Health Care is a provider of home health care services in New York State. Services are provided by personal care aides, home health aides and homemakers (collectively, “caregivers”). Allen Health Care is licensed by the State of New York Department of Health (“DOH”). Allen Health Care maintains its principal administrative office in Jamaica, New York and has a branch office in Hempstead, New York. Case coordinating of patients is performed at these two offices. In addition, Allen Health Care has satellite offices in Brooklyn, Mount Vernon and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Westchester, Queens, Kings, New York and the Bronx.

        Home health care personnel are licensed or certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and thereafter is performed annually. In accordance with DOH regulations, effective April 1, 2005, all new non-licensed employees who are employed to provide direct care or supervision to clients of Allen Health Care will undergo a criminal history record check by the Federal Bureau of Investigation. In March 2005, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations (“JCAHO”), an accrediting body for health care providers. JCAHO accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies (“CHHAs”) and long-term home health care programs (“LTHHCPs”) that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through March 2008.

        Allen Health Care is reimbursed primarily by CHHAs and LTHHCPs that subcontract their home health aides from Allen Health Care, as well as by private payers and the Nassau and Westchester County Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

        Allen Health Care provides home health aide services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care’s offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with DOH regulations and contract requirements, visit patients regularly and review records of service completed by the home health aide and personnel care aides daily. These records are maintained by Allen Health Care. In addition, a home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

        Allen Health Care has expanded in recent years through selected acquisitions of complementary businesses or assets in its geographic region. These acquisitions included the August 1998 acquisition of certain assets of Bryan Employment Agency, Inc., d/b/a Bryan Home Care Services (“Bryan HomeCare”), a New York licensed home health care agency that provided home health aide services in Westchester

County, New York. This acquisition expanded the geographic presence of Allen Health Care and enabled it to become a participating provider in the Westchester County Department of Social Services Medicaid Program.

        To a large extent, Allen Health Care’s continued growth depends on, among other things, its ability to recruit and maintain qualified personnel. Allen Health Care’s training programs for home health aides and personal care aides have been approved by the New York State Department of Health. Allen Health Care believes that it offers competitive salaries and fringe benefits and has been able to keep its caregivers working on a steady basis.

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

        New England maintains its principal administrative office in Cromwell, Connecticut. In addition, New England has administrative offices in Milford, West Hartford, Shelton and Waterbury, Connecticut, and a satellite office in Norwich, Connecticut. Case coordinating of patients is performed at the administrative offices. Reimbursement for New England’s services is primarily provided by the State of Connecticut Department of Social Services Medicaid Program, the Federal Medicare Program, managed care companies, private payers, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their home health aides from New England.

        New England has expanded its operations through increased penetration of market share in Connecticut and selected acquisitions of complementary assets in its geographic region. In November 1999, New England acquired certain assets of Optimum Care Services of Connecticut, Inc., Optimum Home Health of Connecticut, Inc. and Optimum Home Care of Connecticut, Inc. (collectively, the “Optimum Entities”). The Optimum Entities included a Medicare certified and licensed home health care company engaged in providing home health care services in Connecticut. The acquisition of these assets was coupled with a successful penetration of the market share made available as a result of the liquidation of the Optimum Entities.

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

        Accredited Health Services, Inc. In October 1998, the Company acquired Accredited. Accredited is a licensed health care service firm that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset, Middlesex, Monmouth and Ocean Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has branch offices in East Orange and Toms River, New Jersey. Case coordinating of patients is performed in Hackensack and the other two branch offices. Accredited also has satellite offices in Jersey City, Union City, Paterson and Elizabeth, New Jersey that are used for recruitment, in services and orientation of home health aides.

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

        In November 2005, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. Reimbursement for Accredited’s services is primarily by the State of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their home health aides from Accredited and private payers.

        In May 2005, Accredited completed the acquisition of Helping Hands Health Care (“Helping Hands”). Helping Hands provided home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Middlesex, Somerset, Monmouth and Ocean Counties, New Jersey.

        Accredited’s growth depends on, among other things, its ability to recruit and retain qualified home health aides. Recruiting is conducted primarily through advertising, direct contact with community groups and employment programs, and programs designed to encourage new employee referrals by existing employees. Accredited believes that it offers competitive salaries and fringe benefits and has been able to keep its caregivers working on a steady basis.

        Medical Resources Home Health Corp. In September 2002, the Company, through a wholly-owned subsidiary, acquired certain assets of Medical Resources, Inc. and related entities (collectively, the “Medical Resources Entities”). The Medical Resources Entities provided home care services in Massachusetts.

        The Massachusetts State Home Care Program provides services to approximately 33,000 frail, low income elders throughout the state. The funds and services are managed through twenty-seven Aging Service Access Points (“ASAPs”) that are not-for-profit organizations geographically dispersed throughout the state. Services provided through this state program include homemaking, personal care, companion and shopping. Medical Resources has contracts with certain of these ASAPs to provide homemaking and personal care services. Services are provided twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system staffed by coordinators and registered nurses. From inception, Medical Resources has performed criminal background investigations on all new personnel.

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

Organization

        The Company’s corporate headquarters is located in Scarsdale, New York, where all senior corporate administrative functions are performed. The Company’s operations are conducted by its five operating subsidiaries. Although the Company maintains separate subsidiaries in its various jurisdictions of operations, it reviews its operations primarily on an integrated rather than geographic or separate-subsidiary basis. Each subsidiary has a main administrative office where all management functions are performed and overseen by the subsidiary President. Each administrative office performs intake and case coordinating of patients, corporate compliance, human resources, marketing and all financial and accounting functions.

Insurance

        The Company and its subsidiaries maintain casualty coverages for all of its operations, including professional and general liability, workers’ compensation, automobile, property, fiduciary liability and directors and officers insurance. The Company reviews its insurance coverages throughout the year to insure that adequate coverages are in place. In New York State, the Company self insures up to specified limits certain risks related to workers’ compensation. While the Company believes its insurance policies are adequate, in the wake of the terrorist events of September 11, 2001, the Company has experienced substantial increases in the cost of its insurance coverage. As a result, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees and Labor Relations

        As of October 27, 2006, the Company had approximately 3,410 full and part-time employees. The Company currently employs the following classifications of personnel: administrative employees which consist of a senior management team (CEO and CFO) of the parent company and a COO, CFO and vice-presidents at each subsidiary company; office administrative staff, nursing directors and clinical managers; sales and marketing executives; licensed and certified professional staff (RNs, LPNs, therapists); and non-licensed care givers (home health and personal care aides). The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

        Effective May 1, 2004, Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees (“AFSCME”), concluded negotiations on an initial three-year labor contract. The labor contract provided “covered” home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company has no other union contracts with any of its employees. The Company believes its relationship with its employees is satisfactory.

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law. In this lawsuit, the plaintiff seeks to certify a class of regular full-time hourly employees employed by Allen Health Care located and working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004) which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, the parties in the matter of Lerai Jones, et al. v. National Home Health Care, have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides. If the decision is not overturned on appeal, the Company’s labor cost in New York will increase, but the Company does not believe that such increase would have a material adverse effect on its operating results.

        On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. On March 21, 2006 the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey.

Competition

        The home health care field is highly competitive in each state in which the Company operates. The Company is competing with numerous other licensed as well as certified home health care agencies in each of the markets it serves. In addition, the Company competes with companies that, in addition to providing home health aide and skilled nursing services, also, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. The Company believes it is one of the largest competitors in the state of Connecticut. However, the Company believes that numerous competitors in the other principal markets served by the Company (i.e., the states of Massachusetts, New York and New Jersey) have substantially greater personnel, financial and other resources than the Company. Competition also involves the quality of services provided and the pricing for such services. The Company’s largest competitors include Gentiva Health Services, Inc., Premier Health Services, Patient Care, Inc., New York Health Care, Inc. and Personal Touch Home Care, Inc. As a result of changes in Medicare reimbursement and the competitive pressures of managed care, the home health care industry continues to experience consolidation. In addition, the Company believes that smaller, less financially secure home health agencies will continue to find it difficult to compete for market share and comply with regulatory compliance standards.

        The Company’s ability to attract a staff of highly trained personnel is a material element of its business. There currently is intense competition for qualified personnel and there can be no assurance that the Company will be successful in maintaining or in securing additional qualified personnel. The Company’s competition for personnel comes from other industries as well. If and to the extent that reimbursement rates and other factors constrain wages and other benefits to caregivers, other industries offering more attractive compensation and other benefits also may attract eligible home health care personnel. The Company recruits personnel principally through newspaper advertisements and through referrals from existing personnel.

Customers

        The Company provides its services to four types of payer sources. These sources include federal and state funded public assistance programs (Medicare and Medicaid), other third party payers (subcontracts), insurance companies and private payers.

        A substantial portion of the Company’s revenue is derived from subcontracts that the Company has with Medicare certified home health care agencies and long-term health care provider programs that subcontract our caregivers. From time to time, some of these agencies have requested bids from the home care agencies to which they subcontract. If the Company is not successful in maintaining these contracts as they come up for bid, it could have a materially adverse effect on the Company’s results of operations.

        For the fiscal years ended July 31, 2006, 2005 and 2004, the State of Connecticut Department of Social Services Medicaid Program accounted for 27%, 28% and 27%, respectively, of the Company’s net patient revenue and the New Jersey Department of Human Services Division of Medical Assistance and Health Services program accounted for 13%, 12% and 9%, respectively, of the Company’s net patient revenue. The loss of or a significant adverse change in the business terms with either of the foregoing customers would have a material adverse effect on the Company.

Government Regulation and Licensing

        The health care industry is highly regulated. The Company’s business is subject to substantial and frequently changing regulations by federal, state and local authorities. The Company must comply with state licensing along with federal and state eligibility standards for certification as a Medicare and Medicaid provider. The ability of the Company to operate profitably will depend in part upon the Company obtaining and maintaining all necessary licenses and other approvals in compliance with applicable health care regulations.

        The Health Insurance Portability and Accountability Act. The Health Insurance Portability and Accountability Act (“HIPAA”), enacted by the Federal government on August 12, 1996, requires organizations to adhere to certain standards to protect data integrity, confidentiality and availability. HIPAA mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Organizations were required to be in compliance with certain HIPAA provisions relating to security and privacy beginning April 14, 2003. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations issued pursuant to HIPAA impose ongoing obligations relative to training, monitoring and enforcement, and management has implemented processes and procedures to ensure continued compliance with these regulations.

        Medicare. Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut and Massachusetts. Approximately 4%, 6% and 5% of revenue for the fiscal years ended July 31, 2006, 2005 and 2004, respectively, were derived from the Medicare program (see “Risk Factors — Risks Related to Federal and State Regulations” below for a discussion regarding the Company’s participation in the Connecticut Medicare program).

        Medicare Fraud and Abuse. Provisions of the Social Security Act under Medicare and Medicaid generally prohibit soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities, or in return for the purchase, lease or order of any facility item or service that is covered by Medicare or a state health care program. The federal government has published regulations that provide exceptions, or

“safe harbors,” for business transactions that will be deemed not to violate the anti-kickback statute. Violations of the statute may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. The Company believes that its current operations are not in violation of the anti-kickback statute.

        Medicaid. Approximately 47%, 46% and 43% of revenue for the fiscal years ended July 31, 2006, 2005 and 2004, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey, Massachusetts and in Nassau and Westchester Counties, New York. Future Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program (see “Risk Factors — Risks Related to Federal and State Regulations” below for a discussion regarding the Company’s participation in the Connecticut Medicaid program).

        Surveys. From March 1, 2004 through August 23, 2005, the Division of Health Services Regulation for the Connecticut Department of Public Health (the “DPH”) conducted various licensing and certification inspections of New England. In December 2005, New England and the DPH entered into a Consent Order for the purpose of resolving the DPH’s findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by the DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007. A failure by New England to achieve Medicare certification would result in New England’s termination from participation in the Medicare and Medicaid programs. Revenues derived from New England’s participation in these programs for the fiscal year ended July 31, 2006 were 30% of the Company’s total revenues.

        Audit. In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the “Department”) performed an audit of Medical Assistance claims paid to New England covering the period April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by New England. New England received approximately $53,000,000 in reimbursement during the audit period. In October 2006, the Company received the results of the audit, which resulted in a liability of $247,000 to the Department. The Company has recorded a liability in the financial statements to reflect the audit findings.

Item 1A. Risk Factors

        This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

Risks Related to the Company’s Ability to Attract Qualified Caregivers.

        The Company relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of the Company’s customers. The Company competes for home health care services personnel with other providers of home health care services. The Company must continually evaluate and expand its network of caregivers to keep pace with its customers’ needs. Currently, there is a shortage of qualified nurses and a diminishing pool of home health aides in the states in which the Company conducts its business, competition for nursing personnel is increasing and wages and benefit costs have risen. The Company may be unable to continue to increase the number of caregivers that it recruits, adversely affecting the potential for growth of the Company’s business. The Company’s ability to attract and retain caregivers depends on several factors, including the Company’s ability to provide such caregivers with assignments that they view as attractive and with competitive wages and benefits. There can be no assurance that the Company will be successful in any of these areas. The cost of attracting caregivers and providing them with attractive benefit packages may be higher than the Company anticipates and, as a result, if it is unable to obtain increased reimbursement rates, the Company’s profitability could decline. Moreover, if the Company is unable to attract and retain caregivers, the quality of its services to its customers may decline and, as a result, it could lose certain customers.

Risks Related to Collective Bargaining.

        Effective May 1, 2004, Allen Health Care and District Council 1707, AFSCME concluded negotiations on an initial three-year labor contract. The Company is unable to estimate how upcoming negotiations will affect the Company’s future results of operations or financial condition. On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. Although on March 21, 2006, the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey, there can be no assurance that further unionizing activity will not occur at this or other subsidiaries of the Company or that any such activity or any new collective bargaining agreements will not have a material adverse effect on the Company.

Risks Related to Competition.

        The home health care business is highly competitive. Some of the Company’s competitors, unlike the Company, provide pharmaceutical products and other home health care services that generate additional referrals. Some of the Company’s competitors also may have greater marketing and financial resources than the Company. The Company believes that the primary competitive factors in obtaining and retaining customers are the quality of services provided and the pricing of such services. Competition for referrals may increase in the future and, as a result, the Company may not be able to remain competitive. To the extent competitors gain or retain market share by reducing prices or increasing marketing expenditures, the Company could lose market share or otherwise experience a material adverse effect. The Company does not have long-term agreements or exclusive guaranteed order contracts with its customers. The success of the Company’s business is dependent upon its ability to continually secure new business from its customers and to service such new business with its caregivers. The Company’s customers are free to seek services from the Company’s competitors and to use caregivers that such competitors offer them. Therefore, the Company must maintain positive relationships with its customers; otherwise, the Company may be unable to generate new business for its caregivers, which could have a material adverse effect on the Company.

Risks Related to Medicaid Retroactive Adjustments and Recoupments.

        New England, as a Connecticut Medicaid provider, is subject to retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other similar actions. Federal regulations also provide for withholding payments to recoup amounts payable under the Medicaid program. While the Company believes it is in material compliance with applicable Medicaid reimbursement regulations, there can be no assurance that the Company, pursuant to such audits, reviews and investigations, among other things, will be found to be in compliance in all respects with such reimbursement regulations. A determination that the Company is in violation of any such reimbursement regulations could result in retroactive adjustments and recoupments and have a material adverse effect on the Company. As a Medicaid provider, the Company is also subject to routine, unscheduled audits, which may have an adverse impact on the Company’s results of operations. For information on a recent audit performed by the Connecticut Department of Social Services, Office of Quality Assurance, see “Government Regulation and Licensing – Audit.”

Risks Related to Federal and State Regulations.

        The Company is subject to substantial and frequently changing federal, state and local regulations. The Company must also comply with state licensing along with federal and state eligibility standards for certification as a Medicare and Medicaid provider. In addition, new laws and regulations are adopted periodically to regulate new and existing services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payers. Federal laws governing the Company’s activities include regulation of Medicare reimbursement and certification and certain financial relationships with health care providers (collectively, the “fraud and abuse laws”). Although the Company intends to comply with all applicable federal and state fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. (For further discussion on such fraud and abuse laws, see “Government Regulation and Licensing – Medicare Fraud and Abuse.”) There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactment of new laws or regulations, will not have a material adverse effect on the Company. In addition, the Balanced Budget Act of 1997, as amended (the “Balanced Budget Act”), introduced several government initiatives causing changes to Medicare reimbursement. These changes have resulted in the Company experiencing a decline in revenue from its Medicare certified subsidiary in Connecticut. (For further discussion on the Balanced Budget Act, see “Government Regulation and Licensing – Medicare.”)

        New England, as a participant in the State of Connecticut Department of Social Services Medicaid program, is subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations and billing of claims. These audits can result in retroactive adjustments for payments received from this program. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company. For information as to surveys of New England conducted by DPH, see “Government Regulation and Licensing – Surveys.” A failure by New England to retain Medicare certification would result in New England’s termination from participating in the Medicare and Medicaid programs. Revenues derived from New England’s participation in these programs for the fiscal year ended July 31, 2006 were 30% of the Company’s total revenues.

Risks Related to the Company’s Exposure to Professional Liabilities.

        Provision of home health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains professional liability insurance intended to cover such claims in amounts which management believes are in accordance with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage or claims not covered by the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect on the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company’s ability to attract customers or to expand its business. In addition, one of the Company’s subsidiaries is self-insured for its workers compensation and is at risk for claims up to certain levels.

Risks Related to Third Party Payers.

        For the twelve months ended July 31, 2006, 2005 and 2004, the percentage of the Company’s revenues derived from Medicare and Medicaid was 51%, 51% and 48%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payers to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payer sources and any changes in applicable government regulations could have a material adverse effect on the Company. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Trends Expected to Impact Future Results of Operations.” Changes in the mix of the Company’s patients among Medicare, Medicaid and other payer sources may also affect the Company’s revenues and profitability.

Risks Related to the Company’s Acquisition Strategy.

        In recent years, the Company’s strategic focus has been on the acquisition of small to medium sized home health care agencies, or of certain of their assets, in targeted markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into the Company’s business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. The Company may not be able to fully integrate the operations of the acquired businesses with its own in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on the Company. In addition, the Company’s growth over the last several years has principally resulted from acquisitions and penetration of markets abandoned by competitors. There can be no assurance that the Company will be able to identify suitable acquisitions or available market share in the future nor that any such opportunities, if identified, will be consummated on terms favorable to the Company, if at all. In the absence of such successful transactions, there can be no assurance that the Company will experience further growth, nor that such transactions, if consummated, will result in further growth.

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

Risks Related to the Company’s Dependence on Senior Management.

        The Company believes that the success of its business strategy and its ability to operate profitably depends on the continued employment of its senior management team. If any member of the Company’s senior management team becomes unable or unwilling to continue in his present position, the Company’s business and financial results could be materially adversely affected.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through fiscal 2010. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:

Location	Approximate Square Feet	Use	Expiration Date of Lease
Scarsdale, NY	2,679	Corporate headquarters	October 31, 2008
Queens, NY	12,300	Administrative office	July 31, 2008
Hempstead, NY	2,500	Branch office	April 30, 2009
Mount Vernon, NY	650	Branch office	April 30, 2009
Brooklyn, NY	1,083	Satellite office	December 31, 2006
Bronx, NY	648	Satellite office	Month-to-Month
Cromwell, CT	18,044	Administrative office	June 30, 2008

Location	Approximate Square Feet	Use	Expiration Date of Lease
Milford, CT	9,000	Branch office	Month-to-Month
Waterbury, CT	3,986	Branch office	May 31, 2007
West Hartford, CT	4,455	Branch office	January 31, 2009
Shelton, CT	1,826	Branch office	August 31, 2009
Norwich, CT	700	Satellite office	Month-to-Month
Hackensack, NJ	4,281	Administrative office	September 30, 2008
Union City, NJ	700	Satellite office	Month-to-Month
Elizabeth, NJ	700	Satellite office	January 31, 2007
East Orange, NJ	3,000	Branch office	Month-to-Month (new lease pending)
Jersey City, NJ	442	Satellite office	April 30, 2007
Toms River, NJ	1,740	Branch office	June 30, 2007
Paterson, NJ	1,250	Satellite office	November 30, 2006
Whiting, NJ	730	Satellite office	December 31, 2006
Newton, MA	3,838	Administrative office	August 31, 2007
Bellingham, MA	260	Satellite office	Month-to-Month
North Andover, MA	220	Satellite office	July 31, 2007
Framingham, MA	525	Satellite office	Month-to-Month
Boston, MA	780	Satellite office	April 30, 2008
Lynn, MA	412	Satellite office	Month-to-Month
North Dartmouth, MA	964	Satellite office	January 31, 2008
Chicopee, MA	1,340	Satellite office	November 30, 2006
North Easton, MA	550	Satellite office	Month-to-Month
Leominster, MA	1,000	Satellite office	Month-to-Month

Location	Approximate Square Feet	Use	Expiration Date of Lease
Worcester, MA	1,510	Branch office	October 31, 2006

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

Item 3. Legal Proceedings.

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law. In this lawsuit, the plaintiff seeks to certify a class of regular full-time hourly employees employed by Allen Health Care located and working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004) which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, the parties in the matter of Lerai Jones, et al. v. National Home Health Care, have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides.

        On October 3, 2006, Allen Health Care received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against Allen Health Care in the amount of $2,149,180.00 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. Allen Health Care had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were sent to Allen Health Care at this incorrect address and were not received by Allen Health Care. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. The Verified Complaint sought damages in the amount of $20,000,000. On October 6, 2006, Allen Health Care moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. On October 11, 2006, the court signed the Order to Show Cause setting oral argument on Allen Health Care’s motion to vacate the default for October 30, 2006. The Order to Show Cause contains a temporary restraining order enjoining Ms. Faulkner from taking any further steps to enforce the Judgment or the Information Subpoena with Restraining Notice pending the hearing on October 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended July 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

        The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2006 and 2005. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
High	$12.78	$11.46	$11.40	$10.35
Low	$9.00	$9.19	$9.41	$8.80
2005
High	$11.23	$14.00	$14.44	$14.92
Low	$9.30	$9.71	$11.50	$10.87

Dividends per share of common stock:
2006	$0.075	$0.075	$0.075	$0.075
2005	$0.075	$0.075	$0.075	$0.075

(b) Holders

        There were approximately 83 holders of record of the Company’s Common Stock as of October 25, 2006, excluding certain beneficial holders that own their shares in street name, but including each firm which holds shares on behalf of such beneficial owners.

(c)     Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	278,533	$9.52	137,707

Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

TOTAL	278,533	$9.52	137,707

Item 6. Selected Financial Data.

	Fiscal Years Ended July 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Revenue	$102,365,000	$98,461,000	$94,592,000	$97,235,000	$82,172,000
Operating expenses	96,821,000	93,090,000	86,975,000	87,694,000	73,792,000
Income from operations	5,544,000	5,371,000	7,617,000	9,541,000	8,380,000
Other income:
Interest income	531,000	275,000	143,000	143,000	227,000
Income before income taxes	6,075,000	5,646,000	7,760,000	9,684,000	8,607,000
Provision for income taxes	2,420,000	2,079,000	3,040,000	3,901,000	3,336,000
Net income	$ 3,655,000	$ 3,567,000	$ 4,720,000	$ 5,783,000	$ 5,271,000
Primary net income per share of common stock	$ 0.65	$ 0.63	$ 0.85	$ 1.04	$ 0.96
Diluted net income per share of common stock	$ 0.64	$ 0.62	$ 0.83	$ 1.01	$ 0.91
Dividends declared per share	$ 0.30	$ 0.30	$ -	$ -	$ -

	At July 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Total assets	$57,219,000	$55,600,000	$53,486,000	$48,473,000	$43,512,000
Working capital	35,033,000	32,729,000	35,169,000	29,551,000	28,232,000
Retained earnings	30,172,000	28,216,000	26,342,000	21,622,000	15,839,000
Stockholders' equity	52,863,000	50,922,000	49,039,000	43,866,000	38,679,000

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

        The Company is subject to external factors that could significantly impact its business, including potential reductions in reimbursement rates by Medicare, Medicaid and other third party payers for the Company’s services, retroactive adjustments due to prior year audits, reviews and investigations, government fraud and abuse initiatives and other such factors that are beyond the control of the Company. These factors could cause future results to differ materially from historical results.

        As a Medicaid provider in Connecticut, the Company is subject to routine, unscheduled audits. These audits may result in the application of a statistically-derived adjustment factor to the Company’s revenues, which may have an adverse impact on the Company’s results of operations. In August 2005, the Company’s operations in Connecticut for the period of April 1, 2003 through March 31, 2005 were audited. During the audit period, the Company received approximately $53,000,000 in reimbursement. The audit resulted in a claim being made by the Connecticut Department of Social Services (“DSS”) in the amount of approximately $247,000. The Company has recorded a liability of the claim asserted by DSS in the accompanying financial statements. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

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

        Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system (“IPS”) took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were actually reimbursed under an agency-specific per patient cost limit. Effective October 1, 2001, under the prospective payment system, Medicare now reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day “episodes of care.”

        The final phase of the Act implemented a 15% cut in Medicare reimbursement rates effective October 1, 2002. In two of the last three fiscal years, less than five percent of the Company’s net patient revenue was derived directly from Medicare, and accordingly the change to the prospective payment system has not, to date, had a material adverse impact on the Company. However, there can be no assurance that the Medicare prospective payment system will not adversely impact the Company’s reimbursement rates in the future or otherwise have a material adverse effect on the Company. The Company’s operations in New York are dependent upon referrals, primarily from Medicare certified home health care agencies, whose reimbursement has been affected by the prospective payment system. Under the prospective payment system, there can be no assurance that the Company’s future referrals will not result in reduced reimbursement rates or reduced volume of business.

Recent Acquisitions

        The following acquisitions were made through one of the Company’s wholly owned subsidiaries. These acquisitions complemented the existing business of the Company in the geographical area in which the entity whose assets were acquired provided services. Each of the acquisitions described below was accounted for utilizing purchase accounting principles. At the time of its acquisition, the revenues of each acquired business constituted less than ten percent of the consolidated revenues of the Company.

        On May 22, 2005, the Company acquired through Accredited certain assets of Helping Hands, a licensed home health care company in the state of New Jersey that provided home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Middlesex, Somerset and Ocean Counties, New Jersey.

        On October 6, 2004, the Company acquired through New England certain assets of On Duty Metropolitan Connecticut, LLC (“On Duty”), a Medicare certified and State licensed home health care company that provided nursing and home health care services in New Haven and Fairfield Counties, Connecticut.

Critical Accounting Policies

        The Company believes that the most critical accounting policies used in the preparation of its consolidated financial statements are those policies relating to recognizing net patient revenue, determining the value of accounts receivable, and assessing the value of goodwill and other long-lived assets.

        Net Patient Revenue. The Company recognizes net patient revenue generally on the date services are provided to patients. Net patient revenue is recorded at amounts the Company expects to receive under reimbursement arrangements with third-party payers, including private insurers, private payers, subcontractors, Medicaid and Medicare. Because the Company’s business depends upon third-party payers whose reimbursement rates and payment policies are complex and subject to possible change from time to time, the Company must make estimates with respect to certain amounts it records as the net realizable value of net patient revenue and accounts receivable. Because of the potential for changes in these third-party reimbursement rates and payment policies, and as a result of the complexity of certain of these policies, the estimated amounts originally recorded as net patient revenue and accounts receivable may be subject to revision as additional information becomes known.

        Accounts Receivable. Accounts receivable are reduced by an allowance for possible losses that provides a reserve with respect to those accounts for which net patient revenue was recognized but with respect to which management subsequently determines that payment is not expected to be received. The Company analyzes the balances of accounts receivable to ensure that the recorded amounts properly reflect the amounts expected to be collected. This analysis involves the application of varying percentages to each accounts receivable category based on the age and the collectibility of the receivable. The result of this aging analysis provides the initial estimate of the amount of uncollectible accounts receivable. The amount ultimately recorded as the reserve is determined after management also analyzes the collectibility of specific large or problematic accounts on an individual basis, as well as the overall business climate and other factors. The Company’s estimate of the percentage of uncollectible accounts may change from time to time and any such change could have a material impact on the Company’s financial condition and results of operations.

        Goodwill and Other Long-Lived Assets. Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Statement of Financial Accounting Standards No. 142 (“Goodwill and Other Intangible Assets”) provides that goodwill is to be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Consistent with this standard, the Company reviews goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its proper value. The Company currently does not believe any impairment of its goodwill or any such other asset existed at July 31, 2006. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

Results of Operations

(% of net patient revenue)	Fiscal year ended July 31,
	2006	2005	2004
Net patient revenue	100.0%	100.0%	100.0%
Cost of revenue	66.7	66.1	65.4
General and administrative	27.0	26.6	24.8
Allowance for possible losses	.5	1.3	1.2

Amortization of intangibles	.4	.5	.5

Total operating expenses	94.6	94.5	91.9
Income from operations	5.4	5.5	8.1
Interest income	.5	.2	.1

Income before income taxes	5.9	5.7	8.2
Provision for income taxes	2.4	2.1	3.2

Net income	3.5%	3.6%	5.0%

Certain Factors Expected to Impact Future Results of Operations

        Effective May 1, 2004, DSS increased the Medicaid rate for certain nursing visits. The rate for a medication administration visit, defined as administration of oral, intramuscular and/or subcutaneous medication by a health care agency/professional, was increased from $52 to $56.50 for initial visits and from $26 to $28.25 for subsequent visits. The increase in these rates was made retroactive to July 1, 2003, resulting in an increase in net patient revenue of approximately $916,000 for the period from July 1, 2003 through April 30, 2004, all of which was recorded in the results of operations for the fiscal year ended July 31, 2004. In May 2003, the rates for these nursing visits had been significantly reduced from $85 to $52 per visit. DSS analyzed the impact of this rate cut and as a result, effective May 1, 2004, increased the rates retroactive to July 1, 2003. In October 2005, DSS increased the rates for all home health care services provided to state-aided persons by 4%.

        Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees concluded negotiations on an initial three-year labor contract that became effective May 1, 2004. This labor contract provided “covered” home health aides with some new benefits, consisting of an immediate wage increase, eligibility for paid time off, an increase in minimum hourly base rates, holiday premium pay and representation by the Union in procedures and personnel matters. The Company is unable to estimate how upcoming negotiations will affect the Company’s future results of operations or financial condition.

        From March 1, 2004 through August 23, 2005, the DPH conducted various licensing and certification inspections of New England. In December 2005, New England and the DPH entered into a Consent Order for the purpose of resolving the DPH’s findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by the DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007.

        In December 2004, New York State adopted legislation to increase the State minimum wage from $5.15 per hour to $7.15 per hour over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage was raised to $6.75 per hour on January 1, 2006 and will be raised to $7.15 per hour on January 1, 2007. This minimum wage legislation has impacted and will continue to impact the Company’s New York operations on two fronts. Firstly, the Company will be paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing costs to the Company.

        On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. On March 21, 2006 the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey.

        On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant (“PCA”) Beneficiary Assessment Tool (the “Tool”). The Tool is used to determine the weekly hours a PCA Beneficiary receives. As a result of the implementation of the Tool, Accredited has experienced and will continue to experience a reduction in the amount of total hours per week that each PCA Beneficiary receives. For the fiscal year ended July 31, 2006, the State of New Jersey Medicaid Program accounted for approximately 82% of Accredited’s revenue.

Year Ended July 31, 2006 Compared to Year Ended July 31, 2005

        Net Patient Revenue. For the fiscal year ended July 31, 2006 (“fiscal 2006”), net patient revenue increased $3,904,000, or 4.0%, to $102,365,000 from $98,461,000 for the fiscal year ended July 31, 2005 (“fiscal 2005”) This increase was attributable to (i) an increase of $2,741,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $6,145,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was offset by a decrease in Connecticut of $4,982,000, primarily the result of the above-mentioned inspections by the DPH, the elimination of small margin revenue and the results of the above-mentioned audit by DSS.

        Gross Profit. Gross profit margin decreased to 33.3% for fiscal 2006 from 33.9% for fiscal 2005. This decrease is attributable to (i) higher wages paid to home health aides in New York as a result of union increases, the increase in state minimum wages and the increase in Medicaid wages paid to home health aides in Westchester County, New York as a result of the living wage law that was enacted in 2004 and (ii) increases in direct payments to all caregivers and increased worker compensation costs.

        General and Administrative. General and administrative expenses increased $1,448,000, or 5.5%, to $27,613,000 in fiscal 2006 from $26,165,000 in fiscal 2005. This increase is primarily attributable to (i) increases in administrative personnel and occupancy related costs resulting from the acquisition of Helping Hands in New Jersey, (ii) increased legal and consulting fees as a result of the above-mentioned inspections in Connecticut and the union election in New Jersey and (iii) increases in administrative personnel in Massachusetts and New York resulting from the expansion of operations. As a percentage of net patient revenue, general and administrative expenses increased to 27.0% in fiscal 2006 from 26.6% in fiscal 2005.

        Allowance for Possible Losses. The Company recorded an allowance for possible losses of $559,000 in fiscal 2006 as compared to $1,280,000 in fiscal 2005. The Company had set up allowances for accounts receivable balances relating to two Medicare certified agencies in fiscal 2004. Both of these agencies filed for Chapter 11 bankruptcy protection during fiscal 2005, resulting in the Company recording an allowance of 75% on these two accounts receivable balances. During fiscal 2006, the Company sold one of these receivables for 60.5% of its accounts receivable balance. The other receivable remains, pending the outcome of the bankruptcy proceeding.

        Amortization of Intangibles. Amortization of intangibles decreased $176,000, or 30.3%, to $404,000 in fiscal 2006 from $580,000 in fiscal 2005. This decrease is attributable to intangibles from previous acquisitions that have now been fully amortized.

        Income from Operations. As a result of the foregoing, income from operations increased $173,000, or 3.2%, to $5,544,000 in fiscal 2006 from $5,371,000 in fiscal 2005.

        Interest Income. Interest income increased $256,000, or 93.1% to $531,000 in fiscal 2006 from $275,000 in fiscal 2005. This increase is attributable to higher cash balances of the Company during the fiscal year and higher interest rates.

        Income Taxes. The Company’s effective tax rate increased to 39.8% in fiscal 2006 as compared to 36.8% in fiscal 2005. This increase is attributable to a decrease in work opportunity tax credits in fiscal 2006 and an over accrual of taxes recorded in fiscal 2004 that reduced income taxes in fiscal 2005.

        Net Income. Net income increased $88,000, or 2.5%, to $3,655,000, or $.64 per diluted share, in fiscal 2006 from $3,567,000, or $.62 per diluted share, in fiscal 2005.

Year Ended July 31, 2005 Compared to Year Ended July 31, 2004

        Net Patient Revenue. For the fiscal year ended July 31, 2005, net patient revenue increased $3,869,000, or 4.0%, to $98,461,000 from $94,592,000 for the fiscal year ended July 31, 2004 (“fiscal 2004”). This increase was attributable to an increase in net patient revenue of $6,726,000 resulting from the Company’s expansion in New Jersey, Connecticut and Massachusetts, offset by (i) a decrease of $1,431,000 as a result of fewer hours being subcontracted to the Company from other Medicare certified agencies in New York and the Company terminating operations in Suffolk County, New York in May 2004, and (ii) a decrease of $1,426,000 in staffing revenue primarily as a result of the Company terminating its staffing operations in New York and New Jersey during fiscal 2004. The increase in Connecticut was partially attributable to increased Medicaid reimbursement rates for certain nursing visits effective May 1, 2004 and the acquisition of On Duty. The increase in New Jersey was partially attributable to the acquisition of Helping Hands.

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

        Allowance for Possible Losses. The Company recorded an allowance for possible losses of $1,280,000 in fiscal 2005 as compared to $1,112,000 in fiscal 2004. The Company had set up allowances for accounts receivable balances relating to two Medicare certified agencies in fiscal 2004, as the Company anticipated not receiving certain payments in accordance with contract terms. One of these agencies filed for Chapter 11 bankruptcy protection during fiscal 2005 and the other agency filed for bankruptcy protection on September 30, 2005. The Company recorded an allowance of 75% on these two accounts receivable balances.

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

        Income Taxes. The Company’s effective tax rate decreased to 36.80% in fiscal 2005 as compared to 39.2% in fiscal 2004. This decrease is attributable to an increase in work opportunity tax credits in fiscal 2005 and an over accrual of taxes recorded in fiscal 2004.

        Net Income. Net income decreased $1,153,000, or 24.4%, to $3,567,000, or $.62 per diluted share, in fiscal 2005 from $4,720,000, or $.83 per diluted share, in fiscal 2004.

Financial Condition, Liquidity and Capital Resources

        Current assets increased to $39,389,000 and current liabilities decreased to $4,356,000 at July 31, 2006. These changes resulted in an increase in working capital of $2,304,000 to $35,033,000 at July 31, 2006 from $32,729,000 at July 31, 2005. Cash and cash equivalents increased $3,117,000 to $19,301,000 at July 31, 2006 from $16,184,000 at July 31, 2005. The increase in cash and cash equivalents and working capital was primarily attributable to the cash generated by operating activities, offset by the payments of cash dividends.

        Net cash provided by operating activities was $5,367,000 in fiscal 2006 as compared with $2,676,000 in fiscal 2005. The increase in cash provided by operating activities of $2,691,000, or 100.1%, is attributable to a decrease in operating assets, primarily accounts receivable, of $3,134,000 and an increase in operating liabilities of $114,000, offset by a decrease in operating cash flow of $557,000 over fiscal 2005.

        Investing activities in fiscal 2006 used cash of $536,000 as compared to $5,415,000 in fiscal 2005. The cash used in investing activities in fiscal 2006 consisted of the purchase of equipment, offset by the proceeds from the sale of investments. The cash used in investing activities in fiscal 2005 consisted of the purchase of businesses and the purchase of equipment.

        Financing activities in fiscal 2006 used cash of $1,714,000 as compared to $1,262,000 in fiscal 2005. The cash used in financing activities in fiscal 2006 consisted of the purchase of treasury shares and the payment of cash dividends. The cash used in financing activities in fiscal 2005 consisted of the purchase of treasury shares and the payment of cash dividends, offset by the proceeds from the exercise of stock options.

        The nature of the Company’s business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 74 days in fiscal 2006, as compared to 75 days in fiscal 2005.

        The Company closed on a new $7,500,000 revolving credit facility (the “credit facility”) with Bank of America on April 28, 2006. The credit facility provides for the Company’s subsidiaries to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2007 and requires the Company to meet certain financial covenants and ratios. At July 31, 2006, there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all of the assets of the Company and its subsidiaries and guaranteed by the Company.

        The Company intends to incur capital expenditures of approximately $500,000 during the fiscal year ending July 31, 2007 in connection with the proposed implementation of new computer hardware, telephone equipment and networking equipment. These expenditures would be designed to, among other things, update data input capability regarding services rendered at certain locations. The Company believes that these expenditures will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

        In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

Inflation and Seasonality

        The rate of inflation had no material effect on operations for fiscal 2006. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company’s business is not seasonal.

Contractual Obligations

        The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At July 31, 2006, minimum annual rental commitments under noncancellable operating leases are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,022,000	$1,019,000	$1,000,000	$ 3,000	- - - - -

Total	$2,022,000	$1,019,000	$1,000,000	$ 3,000	- - - - -

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        None.

Item 8. Financial Statements and Supplementary Data.

        The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-30.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 (the “Exchange Act Reports”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management’s control objectives.

        Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of July 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

        The evaluation referred to above did not identify any changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

        The information required by each of the items of Part III (Items 10, 11, 12, 13 and 14) is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information will be included in the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2006.

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

    (a)        The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report:

        Pages F-1 through F-30: Financial Statements and Supplemental Material (see index to the consolidated financial statements).

Exhibit Number	Document

3.1	Certificate of Incorporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983.

Exhibit Number	Document

3.2	Certificate of Amendment to Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

3.3	Amended By-laws. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.1#	1992 Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

10.2#	1999 Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.3#	Amended and Restated Employment Agreement dated as of November 1, 2006 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 and the Registrant's Current Report on Form 8-K dated August 16, 2006.

10.4#	Employment Agreement dated as of August 1, 2005 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

10.5#	Employment Agreement dated as of August 1, 2005 between the Registrant and Robert P. Heller. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

10.6	Credit Agreement dated as of April 28, 2006, by and among National HMO (N.Y.) Inc., Health Acquisition Corp., New England Home Care, Inc., Accredited Health Services, Inc., Medical Resources Home Health Corp., and Connecticut Staffing Works Corp. (collectively, the "Subsidiaries"), as borrowers, the Company, as guarantor, and Bank of America, N.A. (the "Bank"), as lender. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

10.7	Promissory Note dated April 28, 2006 in the amount of $7,500,000 from the Subsidiaries to the Bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

10.8	Guarantee dated April 28, 2006 from the Company to the Bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

10.9	Security Agreement dated as of April 28, 2006 by and among the Subsidiaries, as borrowers, the Company, as guarantor, and the Bank, as lender. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

Exhibit Number	Document

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

_________________

#	Management contract or compensatory plan or arrangement.\
*	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOME HEALTH CARE CORP. /s/ Robert P. Heller By: Robert P. Heller Vice President of Finance and Chief Financial Officer

Dated: October 27, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Frederick H. Fialkow	Chairman of the Board of Directors	October 27, 2006
Frederick H. Fialkow

/s/ Steven Fialkow	President, Chief Executive Officer,	October 27, 2006
Secretary and Director (principal executive
Steven Fialkow	officer)

/s/ Robert P. Heller	Vice President of Finance, Chief Financial	October 27, 2006
Officer and Treasurer (principal financial
Robert P. Heller	and accounting officer)

/s/ Ira Greifer	Director	October 27, 2006
Ira Greifer, M.D

/s/ Bernard Levine	Director	October 27, 2006
Bernard Levine, M.D

/s/ Robert Pordy	Director	October 27, 2006
Robert Pordy, M.D

/s/ Harold Shulman	Director	October 27, 2006
Harold Shulman

NATIONAL HOME HEALTH CARE CORP.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL MATERIAL
YEARS ENDED JULY 31, 2006, 2005 AND 2004

National Home Health Care Corp.and Subsidiaries

Consolidated Financial Statements
and Supplemental Material
Years Ended July 31, 2006, 2005 and 2004

National Home Health Care Corp.
and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
National Home Health Care Corp.
Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2006 and 2005 and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Valhalla, New York
October 17, 2006

National Home Health Care Corp.
and Subsidiaries

Consolidated Balance Sheets

July 31,	2006	2005

Assets
Current:
Cash, (including cash equivalents of $19,289,000 and $12,023,000,
respectively) (Note 7)	$19,301,000	$16,184,000
Investments	-	19,000
Accounts receivable, less allowance for possible losses of
$1,419,000 and $1,866,000, respectively (Note 7)	18,837,000	19,564,000
Prepaid expenses and other	934,000	805,000
Income taxes receivable	-	121,000
Deferred income taxes (Note 6)	317,000	714,000

Total Current Assets	39,389,000	37,407,000

Furniture, Equipment and Leasehold Improvements, Net (Note 1)	1,865,000	1,860,000
Goodwill (Note 2)	14,463,000	14,463,000
Other Intangible Assets, Net (Note 3)	980,000	1,384,000
Deposits and Other Assets	522,000	486,000

	$57,219,000	$55,600,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$3,354,000	$3,771,000
Estimated third-party payer settlements	316,000	72,000
Deferred revenue	255,000	410,000
Dividend payable	425,000	425,000
Income taxes payable	6,000	-

Total Current Liabilities	4,356,000	4,678,000

Commitments and Contingencies (Note 9)
Stockholders' Equity (Note 8) :
Common stock, $.001 par value, shares authorized - 20,000,000;
issued 7,125,544	7,000	7,000
Additional paid-in capital	26,532,000	26,532,000
Retained earnings	30,172,000	28,216,000

	56,711,000	54,755,000
Less treasury stock (1,462,953 and 1,461,360 shares, respectively)
- at cost (Note 10)	(3,848,000)	(3,833,000)

Total Stockholders' Equity	52,863,000	50,922,000

	$57,219,000	$55,600,000

See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Consolidated Statements of Earnings

Years ended July 31,	2006	2005	2004

Net Patient Revenue (Note 7)	$102,365,000	$98,461,000	$94,592,000

Operating Expenses:
Cost of revenue	68,245,000	65,065,000	61,850,000
General and administrative	27,613,000	26,165,000	23,503,000
Allowance for possible losses	559,000	1,280,000	1,112,000
Amortization of intangibles	404,000	580,000	510,000

Total Operating Expenses	96,821,000	93,090,000	86,975,000

Income From Operations	5,544,000	5,371,000	7,617,000
Other Income:
Interest	531,000	275,000	143,000

Income Before Income Taxes	6,075,000	5,646,000	7,760,000
Provision for Income Taxes (Note 6)	2,420,000	2,079,000	3,040,000

Net Income	$3,655,000	$3,567,000	$4,720,000

Net Income Per Common Share:
Basic	$.65	$.63	$.85
Diluted	$.64	$.62	$.83
Weighted Average Number of Shares Outstanding:
Basic	5,663,185	5,637,510	5,541,730
Diluted	5,741,370	5,732,842	5,700,770
Dividends declared per share	$.30	$.30	$-

See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount
Balance, July 31, 2003	6,903,819	$7,000	$25,556,000	$21,622,000	1,407,571	$(3,319,000)
Net income	-	-	-	4,720,000	-	-
Exercise of stock options	137,569	-	520,000	-	-	-
Tax benefit of stock options exercised	-	-	98,000	-	-	-
Acquisition of treasury shares	-	-	-	-	17,312	(165,000)

Balance, July 31, 2004	7,041,388	7,000	26,174,000	26,342,000	1,424,883	(3,484,000)
Net income	-	-	-	3,567,000	-	-
Exercise of stock options	84,156	-	355,000	-	-	-
Tax benefit of stock option exercised	-	-	3,000	-	-	-
Acquisition of treasury shares	-	-	-	-	36,477	(349,000)
Dividends on common stock	-	-	-	(1,693,000)	-	-

Balance, July 31, 2005	7,125,544	7,000	26,532,000	28,216,000	1,461,360	(3,833,000)
Net income	-	-	-	3,655,000	-	-
Acquisition of treasury shares	-	-	-	-	1,593	(15,000)
Dividends on common stock	-	-	-	(1,699,000)	-	-

Balance, July 31, 2006	7,125,544	$7,000	$26,532,000	$30,172,000	1,462,953	$(3,848,000)

See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Consolidated Statements of Cash Flows

Years ended July 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$3,655,000	$3,567,000	$4,720,000

Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	954,000	986,000	847,000
Allowance for possible losses, net of write-offs	(447,000)	744,000	500,000
Loss on sale of assets	-	3,000	-
Gain on investments	-	-	(4,000)
Deferred income taxes	397,000	(187,000)	11,000
Tax benefit realized from the exercise of stock	-	3,000	98,000
options
Changes in assets and liabilities:
Accounts receivable	1,174,000	(2,224,000)	121,000
Prepaid expenses and other	(165,000)	99,000	(172,000)
Income taxes payable	127,000	(148,000)	(107,000)
Accounts payable and accrued expenses	(417,000)	449,000	65,000
Estimated third-party payer settlements	244,000	(624,000)	(60,000)
Deferred revenue	(155,000)	8,000	(58,000)

Net cash provided by operating activities	5,367,000	2,676,000	5,961,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(555,000)	(1,166,000)	(390,000)
Proceeds from sale of investments	19,000	-	7,000
Purchase of assets of businesses	-	(4,249,000)	-

Net cash used in investing activities	(536,000)	(5,415,000)	(383,000)

Cash Flows From Financing Activities:
Purchase of treasury shares	(15,000)	(349,000)	(165,000)
Proceeds from exercise of stock options	-	355,000	520,000
Payment of dividends	(1,699,000)	(1,268,000)	-

Net cash provided by (used in) financing activities	(1,714,000)	(1,262,000)	355,000

Net increase (decrease) in cash and cash equivalents	3,117,000	(4,001,000)	5,933,000
Cash and cash equivalents, beginning of year	16,184,000	20,185,000	14,252,000

Cash and cash equivalents, end of year	$19,301,000	$16,184,000	$20,185,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,000	$24,000	$21,000
Income taxes	$1,946,000	$2,409,000	$3,037,000

Dividends declared and not paid	$425,000	$425,000	$-

See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Business	National Home Health Care Corp. and subsidiaries (the “Company”) is a provider of home health care services, including nursing care, personal care, supplemental staffing and other specialized health services in the North Eastern part of the United States.

Principles of Consolidation	The consolidated financial statements include the accounts of National Home Health Care Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition and Allowance for Possible Losses	Net patient revenues are recorded at estimated net realizable amounts from patients, third-party payers and others for services rendered. An allowance for possible losses is recorded based upon management’s evaluation of current industry conditions, historical collection experience and other relevant factors which, in the opinion of management, require recognition in estimating the allowance.

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

Approximately 51%, 51% and 48% of net patient revenue for the fiscal years ended July 31, 2006, 2005 and 2004, respectively, were derived under federal and state third-party reimbursement programs.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

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

Net Income Per Common Share	Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Net Income Per Common Share (continued)	The reconciliation for the years ended July 31, 2006, 2005 and 2004 is as follows:

Years ended July 31,	2006	2005	2004

	Shares	Shares	Shares

Average number of shares outstanding	5,663,185	5,637,510	5,541,730
Effect of dilutive securities - common
stock options	78,185	95,332	159,040

Diluted shares outstanding	5,741,370	5,732,842	5,700,770

The number of options that were anti-dilutive and excluded from the computation was 152,250 for the year ended July 31, 2006, 157,500 for the year ended July 31, 2005 and 168,000 for the year ended July 31, 2004.

Fair Value of Financial Instruments	The carrying amounts reported in the consolidated balance sheets for cash and accounts receivable approximate fair value because of the immediate or short-term maturity of the financial instruments.

Estimated Third-Party Payer Settlement	The amount represents overpayments from certain third-party payers. The Company anticipates that the third-party payers will recoup these funds in subsequent periods.

Use of Estimates	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates relate primarily to valuation reserves for accounts receivable.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Workers’ Compensation	The Company self-insures up to specified limits certain risks related to workers’ compensation liability. The estimated costs of existing and expected future claims under the insurance program are accrued based upon historical loss trends and may be subsequently revised based on developments relating to such claims.

Income Taxes	The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The effect on deferred tax assets and liabilities of changes in tax rates will be recognized as income or expense in the period that includes the enactment date. The Company files a consolidated Federal income tax return with its subsidiaries.

Long-Lived Assets	Long-lived assets, such as intangible assets, furniture, equipment and leasehold improvements, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Stock-Based Compensation	In December of 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share Based Payment.” SFAS No. 123R provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. This standard requires that the Company measure the cost of employee services received in exchange for any award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services — the requisite service period (usually the vesting period) — in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The adoption of SFAS No. 123R did not have any impact on the Company’s overall results of operations for the twelve months ended, or financial position as of July 31, 2006. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company’s employee

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Stock-Based Compensation (continued)	stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Years ended July 31,	2006	2005	2004

Assumptions
Dividend Yield	-	-	-
Volatility	-	-	-
Risk free interest rate	-	-	-
Expected lives	-	-	-

Under the accounting provisions of SFAS No. 123R, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

Years ended July 31,	2005	2004

Pro forma results
Net income:
As reported	$ 3,567,000	$ 4,720,000
Pro forma	(a)	(a)
Income per common share-basic:
As reported	.63	.85
Pro forma	(a)	(a)
Income per common share-diluted:
As reported	.62	.83
Pro forma	(a)	(a)

(a) No pro forma since options were not granted and no options vested during the period.

Segments	The Company’s management considers its business to be a single segment — Home Healthcare Services. Home Healthcare Services net patient revenue is provided by health care personnel, and the Company’s customers are similar for all sources of net patient revenue. Management evaluates its operating results on an integrated basis.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Recent Accounting Pronouncements	In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

Reclassifications	Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Furniture, Equipment and Leasehold Improvements	Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:

July 31,	2006	2005

Furniture and equipment	$4,346,000	$3,869,000
Leasehold improvements	575,000	497,000

	4,921,000	4,366,000
Less accumulated depreciation and
amortization	3,056,000	2,506,000

	$1,865,000	$1,860,000

Depreciation expense in 2006, 2005 and 2004 was $550,000, $406,000 and $337,000, respectively.

2.	Goodwill	Changes in goodwill are as follows:

July 31,	2006	2005

Balance, beginning of year	$14,463,000	$10,628,000
Additions (Note 5)	-	3,835,000

Balance, end of year	$14,463,000	$14,463,000

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

3.	Other Intangible Assets	Other intangible assets are as follows:

July 31,	2006	2005

Gross Carrying Amount:
Covenants not to compete	$1,750,000	$1,750,000
Patient and other files	2,796,000	2,796,000
Contracts	1,234,000	1,234,000

	5,780,000	5,780,000

Accumulated amortization:
Covenants not to compete	1,608,000	1,420,000
Patient and other files	2,709,000	2,616,000
Contracts	483,000	360,000

	4,800,000	4,396,000

Balance, end of year	$980,000	$1,384,000

The aggregated amortization expense for the years ended July 31, 2006, 2005 and 2004 was $404,000, $580,000 and $510,000, respectively.

Estimated amortization expense is as follows:

Years ending July 31,

2007	$320,000
2008	155,000
2009	123,000
2010	123,000
2011	123,000

$844,000

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

3.	Other Intangible Assets (continued)	The remaining weighted average amortization period is as follows:

Year ended July 31, 2006

Covenants not to compete	.93 Years
Patient and other files	1.18 Years
Contracts	6.91 Years

2.49 Years

Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

4.	Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses are as follows:

July 31,	2006	2005

Trade accounts payable	$302,000	$164,000
Accrued employee
compensation and benefits	2,640,000	3,007,000
Accrued expenses	387,000	493,000
Other	25,000	107,000

	$3,354,000	$3,771,000

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

5.	Acquisitions	On October 6, 2004, the Company acquired certain assets of On Duty Metropolitan Connecticut, LLC for $1,078,000 in cash, including acquisition costs of $103,000. The assets purchased consisted of furniture and equipment of $10,000, a covenant not to compete of $75,000 and goodwill of $993,000.

On May 22, 2005, the Company acquired certain assets of Helping Hands Health Care for $3,171,000 in cash, including acquisition costs of $152,000. The assets purchased consisted of furniture and equipment of $10,000, deferred and other assets of $19,000, a covenant not to compete of $300,000 and goodwill of $2,842,000.

The above acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of these operations have been included in the accompanying consolidated financial statements since the dates of acquisition.

The effects of each of the above acquisitions on the consolidated results of operations were not significant.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

The provision for income taxes is summarized as follows:

Years ended July 31,	2006	2005	2004

Current:
Federal	$1,655,000	$1,741,000	$2,205,000
State	368,000	525,000	824,000

	2,023,000	2,266,000	3,029,000
Deferred	397,000	(187,000)	11,000

	$2,420,000	$2,079,000	$3,040,000

The deferred tax asset consists of the following:

July 31,	2006	2005

Current:
Accrued liabilities and reserves	$862,000	$898,000
Fixed assets and intangibles
	(545,000)	(184,000)

	$317,000	$714,000

The reconciliation of the statutory tax rate to the effective tax rate is as follows:

Years ending July 31,	2006	2005	2004

Statutory rate	34%	34%	34%
State and local taxes
(net of federal tax effect)	5	6	7
Federal tax credit	(1)	(2)	(1)
Other	2	(1)	(1)

Effective rate	40%	37%	39%

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

7.	Concentrations of Credit Risk and Major Customers	The Company’s business is with customers who are in the healthcare industry or with governmental agencies.

The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, Connecticut, New Jersey and Massachusetts. Credit losses relating to customers have been within management’s expectations.
At July 31, 2006, the Company maintained approximately 51% of its cash and cash equivalents with one financial institution.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenue of approximately $52,472,000, $50,522,000 and $45,159,000 for the years ended July 31, 2006, 2005 and 2004, respectively. At July 31, 2006 and 2005, the Company had aggregate outstanding receivables from federal and state agencies of $5,741,000 and $6,643,000, respectively.

8.	Stock Options	In 1992, the Company adopted an Employee Stock Option Plan (the “Plan”) designed to provide incentives to key employees and to non-employee directors of the Company. The Plan expired in July of 2002. Options granted under the Plan expire not more than ten years from the date of grant and vested immediately.

8.	Stock Options (Continued)	In 1999, the Company adopted a second Employee Stock Option Plan (the "1999 Plan"). The 1999 Plan was also designed to provide incentives to key employees (including directors and officers who are key employees) and to non-employee directors of the Company. The Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 551,250 shares of the Company’s common stock. As of July 31, 2006, 361,116 shares of the Company’s common stock have been reserved for future issuance. Unless sooner terminated, the 1999 Plan will expire in October 2009. Options granted under the 1999 Plan expire not more than ten years from the date of grant and vest immediately.

A summary of the status of the Company’s stock option plans as of July 31, 2006, 2005 and 2004 and changes for the years ended on those dates is presented below:

	Number of shares	Expiration date	Weighted average exercise price

Options outstanding at July 31, 2004	378,439	2004-2011	$ 8.51
Options exercised	(84,156)	2004-2009	4.22
Options forfeited	(10,500)	2011	13.58

Options outstanding at July 31, 2005	283,783	2007-2011	$ 9.60
Options exercised	-	-	-
Options forfeited	(5,250)	2011	$ 13.58
Options outstanding at July 31, 2006	278,533	2007-2011	$ 9.52

Range of exercise price	Number outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price

$ 3.66	11,024	3.25 years	$ 3.66
$ 3.84	71,159	3.42 years	$ 3.84
$ 4.34	44,100	1.42 years	$ 4.34
$13.58-14.94	152,250	1.76 years	$ 14.10

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

8.	Stock Options(continued)	Data summarizing year-end options exercisable and weighted average fair value of options granted during the years ended July 31, 2006, 2005 and 2004 is shown below:

Options Exercisable	2006	2005	2004

Options exercisable at year-end	278,533	283,783	378,439
Weighted average exercise price	$ 9.52	$ 9.60	$ 8.51
Weighted average fair value of
options granted during the year	-	-	-
Weighted average remaining
contractual life	3.16 YEARS	3.48 years	5.07 years

9.	Commitments and Contingencies	Employee Savings and Stock Investment Plan

Effective January 1, 2006, the Company amended and restated its Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the amended plan, employees may contribute up to 100% of their salary, limited to the maximum amount allowable under federal tax regulations. The Company will match 100% of the first 3% of employees’ contributions and 50% of the next 2% of employees’contributions, provided that the matching contribution on behalf of any employee does not exceed 4% of the employee’s compensation. The Company may also make additional contributions at its discretion. An employee may invest in Company stock and several mutual funds. The Company’s matching contributions for the years ended July 31, 2006, 2005 and 2004 were $876,000, $785,000 and $676,000, respectively.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

9.	Commitments and Contingencies (continued)	Commitments and Employment Agreements

The Company has employment agreements with four executives, which expire through July 31, 2010. The aggregate commitment for future salary, excluding bonuses, is $3,228,000. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation based on 4% of pre-tax income, as defined, in excess of $3,000,000. Two other agreements provide for additional compensation based on 4% and 1% of income from operations, as defined, in excess of $5,000,000.

Leases

The Company rents various office facilities through 2009 under the terms of several lease agreements that include escalation clauses.

At July 31, 2006, minimum annual rental commitments under noncancellable operating leases are as follows:

Years ending July 31,

2007	$1,019,000
2008	824,000
2009	176,000
2010	3,000

$2,022,000

Rent expense for the years ended July 31, 2006, 2005 and 2004 was approximately $1,353,000, $1,229,000, and $1,187,000, respectively.

One lease agreement is with a company controlled by the Company’s Chairman of the Board. Net rent expense under such lease agreement approximates $213,000 per year for all years presented.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

9.	Commitments and Contingencies (continued)	Litigation

On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law. Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides. The Company cannot predict the ultimate resolution of this matter, or the total amount of legal fees or other expenses to be incurred in connection with this matter.

In October 2003, the Company’s Connecticut Home Care subsidiary received a subpoena from the United States Attorney’s Office in New Haven, Connecticut. The subpoena sought production of documents in connection with an investigation into possible violations of certain federal health care laws. The records

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

9.	Commitments and Contingencies (continued)	sought by the subpoena related to the subsidiary’s psychiatric nurses. In April 2006, the Company was notified that the investigation has been closed.

In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the “Department”) performed an audit of Medical Assistance claims paid to the Company’s Connecticut Home Care subsidiary covering the period April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by the subsidiary. The subsidiary received approximately $53,000,000 in reimbursement during the audit period. The Company, in October 2006, received the results of the audit that resulted in a liability of $247,000 to the Department. This amount was charged to operations in the fourth quarter of fiscal 2006. The Company has recorded a liability in the financial statements to reflect the audit findings.

On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were to the Company at this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. On October 11, 2006, the court signed the Order to

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

9.	Commitments and Contingencies (continued)	Show Cause setting oral argument on the Company’s motion to vacate the default for October 30, 2006. The Company cannot predict the ultimate resolution of this matter, or the total amount of legal fees or other expenses to be incurred in connection with this matter.

The Order to Show Cause contains a temporary restraining order enjoining Ms. Faulkner from taking any further steps to enforce the Judgment or the Information Subpoena with Restraining Notice pending the hearing on October 30, 2006. The Company believes that the Judgment is without merit and intends to vigorously defend it.

Credit Facility

The Company has a $7,500,000 revolving credit facility (the “credit facility”) with its bank. The credit facility allows the Company to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2007 and requires the Company to meet certain financial covenants and ratios. At July 31, 2006 there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all of the assets of the Company and its subsidiaries and guaranteed by the Company.

10.	Treasury Stock	In April 2003, the Board of Directors increased its program to repurchase its Common Stock to $3,000,000. Purchases would be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

11.	Summarized Quarterly Data (unaudited)	Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended July 31, 2006 and 2005 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	2006
Quarter	First	Second	Third	Fourth
Net patient revenue	$26,321	$25,670	$25,032	$25,342

Cost of revenue	17,315	16,972	16,906	17,052
General and administrative
expenses	7,039	7,063	6,806	6,705
Amortization of intangibles	111	98	98	97
Allowance for possible losse	105	173	132	149

Total operating expenses	24,570	24,306	23,942	24,003

Income from operations	1,751	1,364	1,090	1,339
Interest income	95	122	128	186

Income before income taxes	1,846	1,486	1,218	1,525
Provision for income taxes	705	595	495	625

Net income	$1,141	$891	$723	$900

Net income per common share
Basic	$0.20	$0.16	$0.13	$0.16
Diluted	$0.20	$0.16	$0.13	$0.16

	2005
Quarter	First	Second	Third	Fourth
Net patient revenue	$24,177	$24,212	$24,201	$25,871

Cost of revenue	15,577	16,206	16,327	16,955
General and administrative
expenses	6,102	6,521	6,615	6,927
Amortization of intangibles	133	139	139	169
Allowance for possible losses	85	85	88	1,022	(a)

Total operating expenses	21,897	22,951	23,169	25,073

Income from operations	2,280	1,261	1,032	798
Interest income	48	63	82	82

Income before income taxes	2,328	1,324	1,114	880
Provision for income taxes	910	528	353	288

Net income	$1,418	$796	$761	$592

Net income per common share:
Basic	$0.25	$0.14	$0.13	$0.10
Diluted	0.25	0.14	0.13	$0.10

(a) includes $712,000 of additional provision for possible losses.

12.	Subsequent Event	On September 19, 2006, the Company’s Board of Directors declared a cash dividend of $.075 per share on its common stock, payable on November 6, 2006 to holders of record of its outstanding common stock on October 19, 2006.

Supplemental Material

Report of Independent Registered Public Accounting Firm
on Schedule II

The audits referred to in our report dated October 17, 2006 relating to the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Valhalla, New York
October 17, 2006

National Home Health Care Corp.
and Subsidiaries

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Additions
Description	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts describe	Deductions describe		Balance, end of period
Year ended July 31, 2006
Allowance deducted from asset account:
Allowance for possible losses	$1,866,000	$559,000	$-	$1,006,000	(a)	$1,419,000

Year ended July 31, 2005
Allowance deducted from asset account:
Allowance for possible losses	$1,122,000	$1,280,000	$-	$536,000	(a)	$1,866,000

Year ended July 31, 2004
Allowance deducted from asset account:
Allowance for possible losses	$622,000	$1,112,000	$-	$612,000	(a)	$1,122,000

(a) Represents actual write-offs.

See accompanying independent accountants’ report
on supplemental material.