Form 10-K/A
period 2006-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2006-11-30
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

The number of shares of the registrant’s Common Stock outstanding on November 24, 2006 was 5,662,531.

-i-

INTRODUCTION

        National Home Health Care Corp. is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2006 (the “Original Filing”). The purpose of this Amendment is to amend in their entirety Items 10, 11, 12, 13 and 14 of the Original Filing. This Amendment does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth certain information concerning the directors and executive officers of the Company:

Name	Age	Year First Elected or Appointed Director	Present Position with the Company

Frederick H.Fialkow	75	1985	Chairman of the Board of Directors

Bernard Levine,M.D.	77	1983	Director; Member of Audit, Compensation and Nominating Committees

Steven Fialkow	47	1991	President, Chief Executive Officer, Secretary and Director

Ira Greifer,M.D.	75	1983	Director; Member of Audit, Compensation and Nominating Committees

Robert C. Pordy,M.D.	49	1995	Director; Member of Audit Committee

Harold Shulman,J.D., CPA	71	2003	Director; Member of Audit and Compensation Committees

Robert P. Heller	45	—	Vice President of Finance, Chief Financial Officer and Treasurer

        All directors of the Company hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The executive officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company’s stockholders and hold office until their death, resignation or removal from office.

Information about Directors

        The following is a brief summary of the background of each director:

        Frederick H. Fialkow has been Chairman of the Board of Directors since February 1988, and was Chief Executive Officer from February 1988 until December 1999 and President from February 1988 until October 1997. He has been a director of the Company since April 1985. Frederick H. Fialkow is the father of Steven Fialkow.

        Bernard Levine, M.D. has been a director of the Company since July 1983. For more than 20 years he had been a Professor of Internal Medicine at New York University School of Medicine with a sub-specialty in allergy and immunology. Dr. Levine devotes his time to private investment activities.

        Steven Fialkow has been a director of the Company since December 1991, and has served as Secretary since September 1995, as President since October 1997 and as Chief Executive Officer since December 1999. He served as Chief Operating Officer from October 1997 until December 1999, and as Executive Vice President of New England Home Care, Inc., a wholly owned subsidiary of the Company, from August 1995 until October 1997. He also served as Executive Vice President of Health Acquisition Corp., a wholly owned subsidiary of the Company (“Health Acquisition”), from May 1994 until August 1995, as President of National HMO (New York), Inc., a wholly-owned subsidiary of the Company, from April 1989 until April 1994 and as Vice President of National HMO (New York), Inc. from August 1984 until March 1989. Steven Fialkow is a Certified Public Accountant. He is the son of Frederick H. Fialkow.

        Ira Greifer, M.D. has been a director of the Company since July 1983. He has been a Professor of Pediatrics at the Children’s Kidney Center of the Montefiore Medical Center — Albert Einstein College of Medicine since 1966.

        Robert C. Pordy, M.D. has been a director of the Company since December 1995. Since January 1989, Dr. Pordy has been employed by Hoffmann-LaRoche, Inc., a biopharmaceutical company, currently holding the position of Vice President, Medical Science.

        Harold Shulman, J.D., CPA has been a director of the Company since July 2003. In 1982, he was one of the founding shareholders of the accounting firm of Shulman, Cohen, Furst & Co. P.C., a mid-size certified public accounting firm in New York City. Since January 2006, he has been a partner at Citrin Cooperman & Company LLP, a New York-based public accounting firm. Mr. Shulman is a Certified Public Accountant and is admitted to the Bar of the State of New York.

Information about Non-Director Executive Officers

        Robert P. Heller, a Certified Public Accountant, has served as Vice President of Finance, Chief Financial Officer and Treasurer of the Company since March 1989. Prior thereto, he was an accountant with Eisner LLP, a firm of certified public accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and persons who own more than ten percent (10%) of the Common Stock, are required to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to fiscal 2006, the Company believes that there were no late or delinquent filings.

Code of Ethics

        The Company’s Board of Directors has adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees. A copy of the Code of Ethics is available upon request to the Company’s Corporate Secretary at 700 White Plains Road, Scarsdale, NY 10583.

Item 11. Executive Compensation.

Standard Remuneration of Directors

        The Company’s non-employee directors are paid a fee of $3,500 for each meeting of the Board of Directors they attend. In addition, members of the audit committee are paid an annual fee of $5,000, payable quarterly, and members of the compensation committee are paid an annual fee of $2,500.

Executive Compensation

        The following table sets forth information concerning the annual and long-term compensation for the Company’s last three fiscal years of the Company’s chief executive officer and each other executive officer of the Company whose salary and bonus for fiscal 2006 exceeded, in the aggregate, $100,000, for services rendered in all capacities to the Company and its subsidiaries (the “Named Executives”):

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Frederick H. Fialkow	2006	$428,654	(1)	$144,979	0	$15,999	(2)
Chairman of the Board of	2005	412,564	(1)	115,286	0	19,201	(3)
Directors	2004	398,612	(1)	208,158	0	16,898	(4)
Steven Fialkow	2006	$545,475	(5)	$39,198	0	$33,894	(6)
President, Chief Executive	2005	346,803	(5)	96,808	0	31,692	(7)
Officer and Secretary	2004	335,075	(5)	190,438	0	29,469	(8)
Robert P. Heller	2006	$264,945	(9)	$9,800	0	$33,680	(10)
Vice President of Finance,	2005	209,915	(9)	24,202	0	31,400	(11)
Chief Financial Officer and Treasurer	2004	180,425	(9)	55,534	0	29,331	(12)

_________________

(1)

Includes payments of $123,654, $107,654 and $93,612 in fiscal 2006, 2005 and 2004, respectively, for the compounded cost of living increase in salary compensation pursuant to Mr. Fialkow’s employment agreement with the Company.

(2)

Represents $7,199 paid to Mr. Fialkow as health insurance coverage and $8,800 representing the Company’s matching contribution as deferred compensation under the Company’s Savings and Stock Investment Plan (the “Savings Plan”) pursuant to Section 401(k) of the Code.

(3)

Represents $10,801 paid to Mr. Fialkow as health insurance coverage and $8,400 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code.

(4)

Represents $8,698 paid to Mr. Fialkow as health insurance coverage and $8,200 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code.

(5)

Includes payments of $20,475, $21,803 and $10,075 in fiscal 2006, 2005 and 2004, respectively, for the compounded cost of living increase in salary compensation pursuant to Mr. Fialkow’s employment agreement with the Company.

(6)

Represents $13,094 paid to Mr. Fialkow as health insurance coverage and $8,800 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code and $12,000 contributed by the Company to a deferred compensation plan for the benefit of Mr. Fialkow.

(7)

Represents $11,292 paid to Mr. Fialkow as health insurance coverage and $8,400 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code and $12,000 contributed by the Company to a deferred compensation plan for the benefit of Mr. Fialkow.

(8)

Represents $9,269 paid to Mr. Fialkow as health insurance coverage and $8,200 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code and $12,000 contributed by the Company to a deferred compensation plan for the benefit of Mr. Fialkow.

(9)

Includes payments of $9,945, $12,703 and $5,425 in fiscal 2006, 2005 and 2004, respectively, for the compounded cost of living increase in salary compensation pursuant to Mr. Heller’s employment agreement with the Company.

(10)

Represents $12,880 paid to Mr. Heller as health insurance coverage and $8,800 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code and $12,000 contributed by the Company to a deferred compensation plan for the benefit of Mr. Heller.

(11)

Represents $11,000 paid to Mr. Heller as health insurance coverage and $8,400 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code and $12,000 contributed by the Company to a deferred compensation plan for the benefit of Mr. Heller.

(12)

Represents $9,131 paid to Mr. Heller as health insurance coverage and $8,200 representing the Company’s matching contribution as deferred compensation under the Savings Plan pursuant to Section 401(k) of the Code and $12,000 contributed by the Company to a deferred compensation plan for the benefit of Mr. Heller.

Option/SAR Grants in Last Fiscal Year

        No stock options or SARs were granted to any of the Named Executives in fiscal 2006.

Option Exercises in Last Fiscal Year and Year-End Option Value

        The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during fiscal 2006 and the number and value at July 31, 2006 of shares of Common Stock subject to unexercised options held by the Named Executive Officers.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Frederick H. Fialkow	—	—	57,750/0	$ 0/0
Steven Fialkow	—	—	102,671/0	678,587/0
Robert P. Heller	—	—	44,088/0	280,384/0

Employment and Related Agreements

        Frederick H. Fialkow. Effective November 1, 2001, the Company entered into an amended and restated employment agreement with Mr. Fialkow for a term of five years with an automatic renewal for an additional five years, unless one of the parties elects not to renew the agreement. Pursuant to the agreement, Mr. Fialkow is employed as the Chairman of the Company’s Board of Directors. The agreement provides for an annual base salary of $305,000 (before giving effect to cost of living adjustments). In addition, Mr. Fialkow is entitled to receive an annual bonus in an amount equal to 4% of the Company’s consolidated net income (before income taxes) in each year in which the consolidated net income is in excess of $3,000,000. Under the agreement, upon a change of control of the Company, Mr. Fialkow shall receive an amount equal to one-half of his annual base salary as then in effect. On August 16, 2006, the Company agreed to extend Mr. Fialkow’s existing employment agreement, on the same terms and conditions, for a period of one year beginning November 1, 2006, subject to earlier termination by the Company under certain circumstances.

        Steven Fialkow. Effective August 1, 2005, the Company entered into an employment agreement with Mr. Fialkow, expiring on August 1, 2010, pursuant to which he is employed as the Company’s President, Chief Executive Officer and Secretary. The agreement provides for an annual base salary of $525,000 plus an annual cost of living adjustment. In addition, Mr. Fialkow is entitled to receive an annual bonus in an amount equal to 4% of the amount by which the Company’s income from operations in any fiscal year exceeds $5,000,000. The maximum of salary and bonus payable to Mr. Fialkow in respect of any fiscal year shall not exceed $750,000. Under the agreement, if Mr. Fialkow’s employment is terminated by the Company without cause or by him for any reason within one year following a change of control of the Company, Mr. Fialkow shall receive an amount equal to 2.99 times his annual base salary as then in effect and his bonus for the most recently completed fiscal year.

        Robert P. Heller. Effective August 1, 2005, the Company entered into an employment agreement with Mr. Heller, expiring on August 1, 2010, pursuant to which he is employed as the Company’s Vice President of Finance, Chief Financial Officer and Treasurer. The agreement provides for an annual base salary of $255,000 plus an annual cost of living adjustment. In addition, Mr. Heller is entitled to receive an annual bonus in an amount equal to 1% of the amount by which the Company’s income from operations in any fiscal year exceeds $5,000,000. The maximum of salary and bonus payable to Mr. Heller in respect of any fiscal year shall not exceed $350,000. Under the agreement, if Mr. Heller’s employment is terminated by the Company without cause or by him for any reason within one year following a change of control of the Company, Mr. Heller shall receive an amount equal to 2.99 times his annual base salary as then in effect and his bonus for the most recently completed fiscal year.

        The employment agreements of Messrs. Frederick H. Fialkow, Steven Fialkow and Robert P. Heller contain confidentiality and nondisclosure provisions relating to the Company’s business and all confidential information developed or made known to each individual during his respective term of employment. The agreements also contain certain non-competition provisions that preclude Messrs. Frederick H. Fialkow, Steven Fialkow and Robert P. Heller from competing with the Company for a period of one year from the date of termination.

Compensation Committee Interlocks and Insider Participation

        The members of the Company’s compensation committee are Drs. Greifer and Levine and Mr. Shulman, all of whom are non-employee directors. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of November 24, 2006 by (i) each person or group known by the Company to be the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock; (ii) each nominee for directorship; (iii) each of the executive officers named in the Summary Compensation Table herein under “Executive Compensation;” and (iv) all directors and executive officers of the Company as a group.

        The address for each listed director and executive officer is in care of National Home Health Care Corp., 700 White Plains Road, Scarsdale, New York 10583. We have determined beneficial ownership in accordance with the rules of the SEC and, as a result, include voting and/or investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares shown as beneficially owned. The percentage of ownership of Common Stock for each stockholder is based on 5,662,531 shares of our Common Stock outstanding as of November 24, 2006. The number of shares of our Common Stock outstanding used in calculating the percentage for each listed person includes the shares of our Common Stock underlying options held by that person that are exercisable within 60 days following November 24, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (%)
Frederick H. Fialkow	2,055,773	(2)	36.3%
Bernard Levine, M.D	809,904	(3)	14.3%
Steven Fialkow	142,075	(4)	2.5%
Ira Greifer, M.D	58,911	(5)	1.0%
Robert C. Pordy, M.D	6,454	(6)	*
Robert P. Heller	58,440	(7)	1.0%
Harold Shulman, J.D., CPA	-		-
Salvatore Alternative
19355 Turnberry Way
Aventura, FL 33180	462,482	(8)	8.2%
Heartland Advisors, Inc. and
William J. Nasgovitz
789 North Water Street
Milwaukee, WI 53202	441,000	(9)	7.8%
Lawndale Capital Management,
LLC and Andrew E. Shapiro
591 Redwood Highway, Suite 2345
Mill Valley, CA 94941	336,444	(10)	5.9%
All executive officers and
directors as a group (7 persons)	3,131,557	(11)	53.1%

_________________

*	Less than 1%

(1)

Includes, where indicated, shares allocated to certain individuals under the Savings Plan as of June 30, 2006. Under the terms of the Savings Plan, if a participant fails to give timely instructions as to the voting of shares of Common Stock held in a participant’s account, the trustee of the Savings Plan will vote such shares in the same proportion as it votes all of the shares for which such trustee receives instructions.

(2)

Includes 57,750 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Company’s 1992 Stock Option Plan and 1999 Stock Option Plan (collectively, the “Option Plans”), and 69,729 shares of Common Stock allocated to Mr. Fialkow’s account under the Savings Plan. Does not include 602 shares of Common Stock owned by Mr. Fialkow’s wife as custodian for Mr. Fialkow’s son, as to which shares Mr. Fialkow disclaims beneficial ownership.

(3)	Includes 10,762 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Option Plans.

(4)

Represents 102,671 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Option Plans, and 39,404 shares of Common Stock allocated to Mr. Fialkow’s account under the Savings Plan. Does not include 2,866 shares of Common Stock owned by Mr. Fialkow’s wife as custodian for Mr. Fialkow’s son, as to which shares Mr. Fialkow disclaims beneficial ownership.

(5)	Includes 10,762 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Option Plans.

(6)	Includes 5,250 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Option Plans.

(7)

Includes 44,088 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Option Plans, and 12,809 shares of Common Stock allocated to Mr. Heller’s account under the Savings Plan.

(8)

The amount and nature of beneficial ownership of these shares of Common Stock owned by Salvatore Alternative is based solely on a Schedule 13G submitted by such person to the Company on October 22, 2004. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G, but has no reason to believe that such information is not complete or accurate.

(9)

The amount and nature of beneficial ownership of these shares of Common Stock owned by Heartland Advisors, Inc. and William J. Nasgovitz is based on a Schedule 13G/A filed by such persons with the SEC on February 3, 2006, and Heartland Advisors, Inc.‘s quarterly report of holdings as of June 30, 2006. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such filings, but has no reason to believe that such information is not complete or accurate.

(10)

The amount and nature of beneficial ownership of these shares of Common Stock owned by Lawndale Capital Management, LLC and Andrew E. Shapiro is based on a Schedule 13D/A filed by such persons with the SEC on June 15, 2006. The Company has no independent knowledge of the accuracy or completeness of the information set forth in such filing, but has no reason to believe that such information is not complete or accurate.

(11)

Includes 231,283 shares of Common Stock that may be acquired pursuant to currently exercisable options granted under the Option Plans, and 121,942 shares of Common Stock allocated under the Savings Plan.

Item 13. Certain Relationships and Related Transactions.

        Health Acquisition has leased office premises located in Queens, New York from a company controlled by Mr. Frederick H. Fialkow, the Chairman of the Board of Directors, and by Steven Fialkow, who is a director and the President, Chief Executive Officer and Secretary of the Company. Net rent expense under such lease was approximately $213,000 for fiscal 2006. The Company believes that such lease contains terms in the aggregate no less advantageous to the Company than could have been obtained from an unrelated third party.

Item 14. Principal Accountant Fees and Services.

      Audit Fees

        Audit fees billed to the Company by BDO Seidman, LLP (“BDO”) for its audit of the Company’s financial statements included in the Company’s annual report on Form 10-K and for its review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC for fiscal 2005 and 2006, were $117,000 and $139,000, respectively.

      Audit-Related Fees

        There were no audit-related fees billed to the Company by BDO for fiscal 2005 and 2006 respectively.

      Tax Fees

        Tax fees billed to the Company by BDO for the Company’s tax returns for fiscal 2005 and 2006, were $34,000 and $38,000, respectively.

      All Other Fees

        Other fees billed to the Company by BDO for all other non-audit and non-tax services provided by BDO, including the 401(k) Plan and cost report services, for fiscal 2005 and 2006, were $20,000 and $31,000, respectively.

      Pre-Approval Policies

        The audit committee has adopted a procedure under which all fees charged by BDO must be pre-approved by the audit committee. All of the fees described under the caption “All Other Fees” were pre-approved by the audit committee.

Item 15. Exhibits and Financial Statement Schedules.

    (a)        The following represents a listing of all financial statements, financial statement schedules and exhibits filed as part of this Report:

Exhibit Number	Document

3.1	Certificate of Incorporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983.

3.2	Certificate of Amendment to Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

3.3	Amended By-laws. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.1#	1992 Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993.

10.2#	1999 Stock Option Plan. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

10.3#	Amended and Restated Employment Agreement dated as of November 1, 2006 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 and the Registrant's Current Report on Form 8-K dated August 16, 2006.

10.4#	Employment Agreement dated as of August 1, 2005 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

10.5#	Employment Agreement dated as of August 1, 2005 between the Registrant and Robert P. Heller. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

Exhibit Number	Document

10.6	Credit Agreement dated as of April 28, 2006, by and among National HMO (N.Y.) Inc., Health Acquisition Corp., New England Home Care, Inc., Accredited Health Services, Inc., Medical Resources Home Health Corp., and Connecticut Staffing Works Corp. (collectively, the "Subsidiaries"), as borrowers, the Company, as guarantor, and Bank of America, N.A. (the "Bank"), as lender. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

10.7	Promissory Note dated April 28, 2006 in the amount of $7,500,000 from the Subsidiaries to the Bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

10.8	Guarantee dated April 28, 2006 from the Company to the Bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

10.9	Security Agreement dated as of April 28, 2006 by and among the Subsidiaries, as borrowers, the Company, as guarantor, and the Bank, as lender. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 20, 2006.

21.1	List of Subsidiaries. Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on October 31, 2006 for the year ended July 31, 2006.

23.1	Consent of Independent Registered Public Accounting Firm. Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on October 31, 2006 for the year ended July 31, 2006.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

_________________

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOME HEALTH CARE CORP. /s/ Robert P. Heller By: Robert P. Heller Vice President of Finance and Chief Financial Officer

Dated: November 30, 2006