Form 10-Q
period 2006-10-31
NATIONAL HOME HEALTH CARE CORP
filed 2006-12-15
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-12927

NATIONAL HOME HEALTH CARE CORP.
(Exact name of Registrant as Specified in Its Charter)
Delaware		22-2981141
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of December 14, 2006 was 5,662,531.

NATIONAL HOME HEALTH CARE CORP.
Form 10-Q
For the Quarter Ended October 31, 2006
Table of Contents

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2006	July 31, 2006
ASSETS
Current:
Cash and cash equivalents	$20,827,000	$19,301,000
Accounts receivable-less allowance for possible
losses of $1,756,000 and $1,419,000	18,965,000	18,837,000
Prepaid expenses and other	642,000	934,000
Deferred income taxes	397,000	317,000

Total current assets	40,831,000	39,389,000

Furniture, equipment and leasehold improvements, net	1,811,000	1,865,000
Goodwill	14,463,000	14,463,000
Other intangible assets, net	900,000	980,000
Deposits and other assets	533,000	522,000

TOTAL	$58,538,000	$57,219,000

(continued)

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2006	July 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,616,000	$3,354,000
Estimated third-party payor settlements	247,000	316,000
Deferred revenue	270,000	255,000
Dividend payable	425,000	425,000
Income taxes payable	504,000	6,000

Total current liabilities	5,062,000	4,356,000

Stockholders' equity:
Common stock, $.001 par value; authorized
20,000,000 shares, issued 7,125,544 shares	7,000	7,000
Additional paid-in capital	26,532,000	26,532,000
Retained earnings	30,785,000	30,172,000

	57,324,000	56,711,000

Less: treasury stock (1,462,953 shares) at cost	(3,848,000)	(3,848,000)

Total stockholders' equity	53,476,000	52,863,000

TOTAL	$58,538,000	$57,219,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended October 31,
	2006	2005
Net patient revenue	$26,234,000	$26,321,000

Operating expenses:
Cost of revenue	17,432,000	17,315,000
General and administrative	6,815,000	7,039,000
Amortization of intangibles	80,000	110,000
Allowance for possible losses	380,000	105,000

Total operating expenses	24,707,000	24,569,000

Income from operations	1,527,000	1,752,000

Other income :
Interest	210,000	95,000

Income before income taxes	1,737,000	1,847,000

Provision for income taxes	699,000	705,000

Net income	$1,038,000	$1,142,000

Net income per common share:
Basic	$0.18	$0.20

Diluted	$0.18	$0.20

Weighted average number of shares outstanding:
Basic	5,664,124	5,664,124

Diluted	5,740,426	5,746,943

Dividends declared per share	$0.075	$0.075

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,038,000	$1,142,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	223,000	244,000
Allowance for possible losses, net of writeoffs	337,000	73,000
Deferred income taxes	(80,000)	11,000
Changes in assets and liabilities:
Accounts receivable	(465,000)	(304,000)
Prepaid expenses and other	281,000	(273,000)
Accounts payable and accrued expenses	262,000	79,000
Estimated third-party payor settlements	(69,000)	(3,000)
Income taxes payable	498,000	598,000
Deferred revenue	15,000	(135,000)

Net cash provided by operating activities	2,040,000	1,432,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(89,000)	(100,000)
Proceeds from sale of investments	-----	19,000

Net cash used in investing activities	(89,000)	(81,000)

Cash flows from financing activities:
Payment of dividends	(425,000)	(425,000)

Net cash used in financing activities	(425,000)	(425,000)

Net increase in cash and cash equivalents	1,526,000	926,000

Cash and cash equivalents-beginning of period	19,301,000	16,184,000

Cash and cash equivalents-end of period	$20,827,000	$17,110,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	-----	$5,000
Income taxes	238,000	$97,000
Dividends declared and not paid	$425,000	$425,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2006.

NOTE 2 — RECLASSIFICATIONS

        Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

NOTE 3 — NET INCOME PER SHARE DATA

        A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

	For the three months ended October 31,
	2006	2005
	Shares	Shares
Basic EPS:	5,664,124	5,664,124
Effect of dilutive securities	76,302	82,819

Diluted EPS:	5,740,426	5,746,943

NOTE 4 — STOCK-BASED COMPENSATION

        The Company adopted Statement of Financial Accounting Standards No. 123 (revised) , “Share-Based Payment” (“SFAS 123R”) in the first quarter of fiscal 2006. This standard requires that the Company measure the cost of employee services received in exchange for any award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black – Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The adoption of SFAS 123R did not have any impact on the Company’s overall results of operations or financial position as of October 31, 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

NOTE 5 — LITIGATION

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law.  Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

        On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were to the Company at this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. On October 11, 2006, the Court signed the Order to Show Cause setting oral argument on the Company’s motion to vacate the default for October 30, 2006. The hearing was later adjourned to January 8, 2007. The Company cannot predict the ultimate resolution of this matter, or the total amount of legal fees or other expenses to be incurred in connection with this matter. The Order to Show Cause contains a temporary restraining order enjoining Ms. Faulkner from taking any further steps to enforce the Judgment or the Information Subpoena with Restraining Notice pending the hearing of the motion to vacate. The Company believes that the Judgment is without merit and intends to vigorously defend it.

        In November 2006 Americare at Home, Inc. bought an action against Medical Resources, Inc. (“MRI”), a subsidiary of the Company, and certain others, in the Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that there was an existing contract between it and defendant Psychiatric Home Care, Inc. (“PHC”) and that MRI entered into a contract with PHC tortiously interfering with such contract and interfering with an advantageous relationship. Plaintiff seeks damages of approximately $573,000 against all of the defendants. MRI is in the process of filing its responsive pleading which will be served in January 2007. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

NOTE 6 — SUBSEQUENT EVENT

        On November 28, 2006, the Company, AG Home Health Acquisition Corp., a Delaware corporation (the “Acquisition Corp”), and AG Home Health LLC, a Delaware limited liability company (the “Parent”) entered into an Agreement and Plan of Merger, dated November 28, 2006 (the “Merger Agreement”), pursuant to which and subject to the conditions set forth therein, the Acquisition Corp will merge with and into the Company, with the Company continuing as the surviving corporation under the laws of the State of Delaware. The Parent is an affiliate of Angelo, Gordon & Co.

        At the effective time and as a result of the merger, each share of the Company’s common stock, par value $.001 per share (each a “Common Share”) issued and outstanding immediately prior to the effective time will be cancelled, extinguished and converted into the right to receive either of the following per share amounts, payable in cash (the “Merger Consideration”): (i) $11.35 per share if the adjusted EBITDA of the Company (calculated in accordance with the Merger Agreement) for the EBITDA Period (as defined in the Merger Agreement) is equal to or greater than $7,900,000 but less than $8,150,000, or (ii) $11.50 per share if the EBITDA of the Company for the EBITDA Period is equal to or greater than $8,150,000. Pursuant to a separate agreement among the Company, the Acquisition Corp, the Parent and Mr. Frederick H. Fialkow, Mr. Fialkow will contribute a portion of his Common Shares to the Company in exchange for an 8% subordinated note in a principal amount equal to the amount of cash he would otherwise have received for such Common Shares.

        At the effective time of the merger, all options issued under the Company’s Stock Option Plans shall be converted into the right to receive a cash payment equal to the product of (i) the total number of Common Shares otherwise issuable upon exercise of such option and (ii) the amount, if any, by which the Merger Consideration per Common Share exceeds the applicable exercise price per Common Share of such option.

        Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval of the Merger Agreement by the stockholders of the Company, (2) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (3) other regulatory approvals, including healthcare regulatory approvals, (4) an adjusted EBITDA of the Company for the EBITDA Period of at least $7,900,00, (5) the absence of a material adverse change in the Company and (6) the amendment of the lease for the Company’s Queens, New York facility. The landlord to this lease is 175-20 Hillside Avenue Associates, which is a company that is controlled by Frederick Fialkow, the Chairman of the Company’s Board of Directors and the holder of approximately 36% of the Company’s outstanding common stock. The amendment of this lease will, among other things, extend the term of the lease for an additional 5 years (with two additional five year renewal options) and during such five year period, the yearly rent will be subject to a 3% increase per year. Subject to the satisfaction of the conditions to closing, it is anticipated that the merger will be consummated during the Company’s fourth fiscal quarter ending July 31, 2007.

        The Merger Agreement contains customary representations and warranties by the Company, the Acquisition Corp and the Parent. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters. Nothing in the Merger Agreement, however, prevents the Company from furnishing information to, or engaging in discussions or negotiations with, any person that offers the Company a Superior Proposal (as defined by the Merger Agreement), or from accepting a Superior Proposal, which in either such case the board of directors of the Company, upon the recommendation of the special committee of the board of directors, determines in good faith (after consultation with independent legal counsel) that such action is necessary for the board to comply with its fiduciary duties to the Company’s shareholders. If the Company accepts a Superior Proposal, however, it must pay the Parent and Acquisition Corp a break-up fee of $2,300,000 plus the lesser of (i) the aggregate amount of Parent’s and Acquisition Corp’s Expenses (as defined in the Merger Agreement) and (ii) $1,250,000.

        The Merger Agreement may be terminated by any of the parties if there is any law that prohibits the consummation of the merger; if a governmental order is issued that prohibits the consummation of the merger or the payment of the Merger Consideration; if the Company’s shareholders do not approve the Merger Agreement; or if the merger is not consummated before September 1, 2007. The Parent or Acquisition Corp may terminate the Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Company materially breaches any of its representations, warranties or agreements in the Merger Agreement; or if the Company’s board or its special committee withdraws or adversely modifies its favorable recommendation of the Merger Agreement, or fails to recommend against any Acquisition Proposal (as defined in the Merger Agreement), or fails to call its shareholder meeting or mail its proxy statement to its shareholders within 15 days after clearance from the SEC. The Company may terminate the Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Parent or Acquisition Corp materially breaches any of its representations, warranties or agreements in the Merger Agreement; or if the Company complies with its covenants in the Merger Agreement and an Acquisition Proposal constitutes a Superior Proposal.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company’s audited financial statements and notes thereto for the fiscal year ended July 31, 2006 included with the Company’s annual report on Form 10-K with respect to such fiscal year.

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

        New England Home Care, Inc. (“New England”), as a participant in the State of Connecticut Department of Social Services Medicaid program, is subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations and billing of claims. These audits can result in retroactive adjustments for payments received from this program. In October 2006, New England received the results of an audit for the period covering April 1, 2003 through March 31, 2005 which resulted in a liability of $247,000. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

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

        Under the Act, changes in Medicare home care reimbursement were scheduled in two phases. A temporary or interim payment system (“IPS”) took effect for cost reports beginning on or after October 1, 1997. Under IPS, home health care providers were reimbursed the lowest of (i) their actual costs, (ii) cost limits based on 105% of median costs of freestanding home health agencies, or (iii) an agency-specific per patient cost limit, based on 1994 costs adjusted for inflation. Under IPS, most Medicare providers were actually reimbursed under an agency-specific per patient cost limit. Effective October 1, 2000, under the prospective payment system, Medicare reimburses providers a predetermined base payment. The payment is adjusted for the health condition and care needs of the beneficiary and is also adjusted for geographic differences in wages across the country. Medicare provides home health agencies with payments for 60-day “episodes of care”.

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

        The Company derives a substantial amount of revenue from state sponsored Medicaid programs. Approximately 47%, 46% and 43% of net patient revenue for the fiscal years ended July 31, 2006, 2005 and 2004, respectively, were derived from state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, Massachusetts, New Jersey and in Nassau and Westchester Counties, New York.

        From March 1, 2004 through August 23, 2005, the Division of Health Systems Regulation for the Connecticut Department of Public Health (the “DPH”) conducted various licensing and certification inspections of New England, the Company’s certified and licensed home health care subsidiary in Connecticut. In December 2005, New England and DPH entered into a Consent Order for the purpose of resolving DPH’s findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007.

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

        On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant (“PCA”) Beneficiary Tool (the “Tool”). The Tool is used to determine the weekly hours a PCA Beneficiary receives. As a result of the implementation of the Tool, Accredited has experienced a reduction in the total hours per week that each PCA Beneficiary receives. For the fiscal year ended July 31, 2006, the State of New Jersey Medicaid Program accounted for approximately 82% of Accredited’s revenue.

Results of Operations and Effects of Inflation

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005.

         Net Patient Revenue.   For the three months ended October 31, 2006, net patient revenue decreased $87,000, or .3%, to $26,234,000 from $26,321,000 for the three months ended October 31, 2005. This decrease was attributable to (i) a decrease of $1,001,000 in Connecticut as a result of the above mentioned inspections and elimination of small margin revenue and (ii) a decrease of $300,000 in New Jersey as a result of the implementation of the Tool. This decrease was offset by (i) the expansion of operations in Massachusetts, where revenue increased $846,000 and (ii) additional hours being subcontracted in New York, where revenue increased $368,000.

        Gross Profit.   Gross profit margin decreased to 33.6% for the three months ended October 31, 2006 from 34.2% for the three months ended October 31, 2005. This decrease is attributable to (i) higher wages paid to home health aides in New York as a result of union increases, the increase in the state minimum wages and the increase in Medicaid wages paid to home health aides in Westchester County, New York as a result of the living wage law that was enacted in 2004 and (ii) increases in direct payments to all caregivers and increased worker compensation costs.

        General and Administrative.   General and administrative expenses decreased $224,000, or 3.2%, to $6,815,000 for the three months ended October 31, 2006 from $7,039,000 for the three months ended October 31, 2005. This decrease is primarily attributable to (i) elimination of the non-recurring legal, consulting and administrative costs related to the above mentioned inspections in Connecticut incurred in the prior three month period and (ii) reduced occupancy and administrative personnel costs in New Jersey, as the Company reduced costs to compensate for the effects of the Tool. The decrease was offset by (i) increases in general and administrative costs in New York and Massachusetts as a result of their expansion of operations and (ii) professional fees incurred with respect to the Merger Agreement.

        Amortization.   Amortization of intangibles decreased $30,000, or 27.3%, to $80,000 for the three months ended October 31, 2006 from $110,000 for the three months ended October 31, 2005. This decrease is attributable to intangibles from previous acquisitions that have now been fully amortized.

        Allowance for Possible Losses.  Allowance for possible losses increased $275,000, or 262% to $380,000 for the three months ended October 31, 2006, as compared to $105,000 for the three months ended October 31, 2005. This increase is primarily attributable to the Company recording an allowance for 75% of an accounts receivable balance with a Medicare certified agency in New York that filed for Chapter 11 bankruptcy protection in November 2006.

        Income from Operations.  As a result of the foregoing, income from operations decreased $225,000, or 12.8% to $1,527,000 for the three months ended October 31, 2006 from $1,752,000 for the three months ended October 31, 2005.

        Interest Income.  Interest income increased $115,000, or 121.0%, to $210,000 for the three months ended October 31, 2006 from $95,000 for the three months ended October 31, 2005. This increase is attributable to the higher cash balances of the Company and increased interest rates.

        Income Taxes.  The Company’s effective tax rate increased to 40.2 % for the three months ended October 31, 2006 from 38.2% for the three months ended October 31, 2005. This increase is attributable to higher state income tax rates and reduced work opportunity tax credits in the current three month period.

        Net Income.  Net income decreased $104,000, or 9.1%, to $1,038,000, or $.18 per diluted share, in the three months ended October 31, 2006 from $1,142,000, or $.20 per diluted share, in the three months ended October 31, 2005.

        The rate of inflation had no material effect on operations for the three months ended October 31, 2006.

Financial Condition and Capital Resources

         Current assets increased to $40,831,000 and current liabilities increased to $5,062,000 at October 31, 2006. This resulted in an increase in working capital of $736,000 from $35,033,000 at July 31, 2006 to $35,769,000 at October 31, 2006. Cash and cash equivalents increased $1,526,000 to $20,827,000 at October 31, 2006 from $19,301,000 at July 31, 2006. The increase in cash and cash equivalents and working capital was primarily attributable to the cash generated by operating activities, offset by the payments of cash dividends.

        Operating activities provided net cash of $2,040,000 for the three months ended October 31, 2006 as compared to net cash provided by operating activities of $1,432,000 for the three months ended October 31, 2005. The increase in net cash provided by operating activities of $608,000 is attributable to an increase in operating cash flow of $48,000, a decrease in operating assets, primarily accounts receivable of $393,000, and an increase in operating liabilities of $167,000 over the comparable period for the three months ended October 31, 2005.

        The net cash used in investing activities for the three months ended October 31, 2006 consisted of the purchase of equipment. Net cash used in investing activities for the three months ended October 31, 2005 consisted of the purchase of equipment, offset by the proceeds from the sale of investments.

        The net cash used in financing activities for the three months ended October 31, 2006 and October 31, 2005 consisted of the payment of a cash dividends.

        The nature of the Company’s business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 74 days at October 31, 2006 as compared to 71 days at October 31, 2005.

        The Company closed on a $7,500,000 revolving credit facility (the “credit facility”) with Bank of America on April 28, 2006. The credit facility provides for the Company’s subsidiaries to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2007 and requires the Company to meet certain financial covenants and ratios. At October 31, 2006, there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all assets of the Company and its subsidiaries and guaranteed by the Company.

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

Contractual Obligations

         The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At October 31, 2006, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

Less than 1 year	$1,010,000

1-3 years	882,000

3-5 years	-0-

Total	$1,892,000

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

None.

Item 4.  Controls and Procedures.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 (the “Exchange Act Reports”) is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily has applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurances that the Company’s controls and procedures will achieve management’s control objectives.

        Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of October 31, 2006. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidtaed subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

         The evaluation referred to above did not identify any changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law.  Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

        On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were to the Company at this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. On October 11, 2006, the Court signed the Order to Show Cause setting oral argument on the Company’s motion to vacate the default for October 30, 2006. The hearing was later adjourned to January 8, 2007. The Company cannot predict the ultimate resolution of this matter, or the total amount of legal fees or other expenses to be incurred in connection with this matter. The Order to Show Cause contains a temporary restraining order enjoining Ms. Faulkner from taking any further steps to enforce the Judgment or the Information Subpoena with Restraining Notice pending the hearing of the motion to vacate. The Company believes that the Judgment is without merit and intends to vigorously defend it.

        In November 2006 Americare at Home, Inc. bought an action against Medical Resources, Inc. (“MRI”), a subsidiary of the Company, and certain others, in the Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that there was an existing contract between it and defendant Psychiatric Home Care, Inc. (“PHC”) and that MRI entered into a contract with PHC tortiously interfering with such contract and interfering with an advantageous relationship. Plaintiff seeks damages of approximately $573,000 against all of the defendants. MRI is in the process of filing its responsive pleading which will be served in January 2007. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

Item 6. Exhibits

(a) The following exhibits are filed herewith:

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

NATIONAL HOME HEALTH CARE CORP.

Date: December 14, 2006	/s/ Robert P. Heller
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

* Filed herewith