Form 10-Q
period 2007-01-31
NATIONAL HOME HEALTH CARE CORP
filed 2007-03-19
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of March 16, 2007 was 5,662,531.

NATIONAL HOME HEALTH CARE CORP.
Form 10-Q
For the Quarter Ended January 31, 2007
Table of Contents

PART I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets as of January 31, 2007 and	3-4
	July 31, 2006 (unaudited)

	Condensed Consolidated Statements of Operations for the three	5
	months and six months ended January 31, 2007 and January 31, 2006 (unaudited)

	Condensed Consolidated Statements of Cash Flows for the six	6
	months ended January 31, 2007 and January 31, 2006
	(unaudited)

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2	Management's Discussion and Analysis of Financial Condition and	12-17
	Results of Operations

Item 3	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 6	Exhibits	19

SIGNATURES		20

EXHIBIT INDEX		21

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2007	July 31, 2006
ASSETS

Current:
Cash and cash equivalents	$19,177,000	$19,301,000
Accounts receivable-less allowance for possible
losses of $1,808,000 and $1,419,000	20,641,000	18,837,000
Prepaid expenses and other	1,196,000	934,000
Income taxes receivable	197,000	---
Deferred income taxes	332,000	317,000

Total current assets	41,543,000	39,389,000

Furniture, equipment and leasehold
improvements, net	1,834,000	1,865,000
Goodwill	14,463,000	14,463,000
Other intangible assets, net	819,000	980,000
Deposits and other assets	589,000	522,000

TOTAL	$59,248,000	$57,219,000

(continued)

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2007	July 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,253,000	$3,354,000
Estimated third-party payor settlements	151,000	316,000
Deferred revenue	311,000	255,000
Dividend payable	425,000	425,000
Income taxes payable	--	6,000

Total current liabilities	5,140,000	4,356,000

Stockholders' equity:
Common stock, $.001 par value; authorized
20,000,000 shares, issued 7,125,544 shares	7,000	7,000
Additional paid-in capital	26,532,000	26,532,000
Retained earnings	31,417,000	30,172,000
	57,956,000	56,711,000
Less: treasury stock (1,462,953 shares) at cost	(3,848,000)	(3,848,000)

Total stockholders' equity	54,108,000	52,863,000

TOTAL	$59,248,000	$57,219,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended January 31,		For the six months ended January 31,
	2007	2006	2007	2006
Net patient revenue	$27,469,000	$25,670,000	$53,703,000	$51,991,000

Operating expenses:
Cost of revenue	18,247,000	16,972,000	35,679,000	34,287,000
General and administrative	7,332,000	7,062,000	14,147,000	14,101,000
Amortization of intangibles	80,000	99,000	160,000	209,000
Allowance for possible losses	262,000	173,000	642,000	278,000

Total operating expenses	25,921,000	24,306,000	50,628,000	48,875,000

Income from operations	1,548,000	1,364,000	3,075,000	3,116,000
Other income:
Interest	235,000	122,000	445,000	217,000

Income before income taxes	1,783,000	1,486,000	3,520,000	3,333,000
Provision for income taxes	726,000	595,000	1,425,000	1,300,000

Net income	$1,057,000	$891,000	$2,095,000	$2,033,000

Net income per common share:
Basic	$0.19	$0.16	$0.37	$0.36

Diluted	$0.18	$0.16	$0.36	$0.35

Weighted average shares outstanding:
Basic	5,664,124	5,662,877	5,664,124	5,663,501

Diluted	5,746,356	5,742,486	5,743,391	5,744,709

Dividends declared per share	$0.075	$0.075	$0.15	$0.15

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,095,000	$2,033,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	448,000	476,000
Allowance for possible losses, net of writeoffs	389,000	165,000
Deferred income taxes	(15,000)	228,000
Changes in assets and liabilities:
Accounts receivable	(2,193,000)	(1,084,000)
Prepaid expenses and other	(329,000)	(488,000)
Income taxes receivable	(203,000)	(309,000)
Accounts payable, accrued expenses and	899,000	(367,000)
other liabilities
Estimated third-party payor settlements	(165,000)	(3,000)
Deferred revenue	56,000	(158,000)

Net cash provided by operating activities	982,000	493,000

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	(256,000)	(206,000)
Proceeds from sale of investments	--	19,000

Net cash used in investing activities	(256,000)	(187,000)

Cash flows from financing activities:
Purchase of treasury shares	--	(15,000)
Payment of cash dividend	(850,000)	(850,000)

Net cash used in financing activities	(850,000)	(865,000)

Net decrease in cash and cash equivalents	(124,000)	(559,000)

Cash and cash equivalents-beginning of period	19,301,000	16,184,000

Cash and cash equivalents-end of period	$19,177,000	$15,625,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,675,000	$1,381,000
Interest	--	10,000
Dividends declared and not paid	$425,000	$425,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2006.

NOTE 2 — RECLASSIFICATIONS

        Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

NOTE 3 — NET INCOME PER SHARE DATA

        A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

	For the three months ended January 31,
	2007	2006
	Shares	Shares

Basic EPS:	5,664,124	5,662,877
Effect of dilutive securities	82,232	79,609

Diluted EPS:	5,746,356	5,742,486

	For the six months ended January 31,
	2007	2006
	Shares	Shares

Basic EPS:	5,664,124	5,662,877
Effect of dilutive securities	79,267	81,208

Diluted EPS:	5,743,391	5,744,709

NOTE 4 – STOCK-BASED COMPENSATION

        In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) , “Share-Based Payment.” SFAS No. 123R provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. This standard requires that the Company measure the cost of employee services received in exchange for any award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The adoption of SFAS No. 123R did not have any impact on the Company’s overall results of operations or financial position. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

NOTE 5 – AGREEMENT AND PLAN OF MERGER

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

        At the effective time and as a result of the merger, each share of the Company’s common stock, par value $.001 per share (each a “Common Share”) issued and outstanding immediately prior to the effective time will be cancelled, extinguished and converted into the right to receive either of the following per share amounts, payable in cash (the “Merger Consideration”): (i) $11.35 per share if the adjusted EBITDA of the Company (calculated in accordance with the Merger Agreement) for the EBITDA Period (as defined in the Merger Agreement) is equal to or greater than $7,900,000 but less than $8,150,000, or (ii) $11.50 per share if the adjusted EBITDA of the Company for the EBITDA Period is equal to or greater than $8,150,000. Pursuant to a separate agreement among the Company, the Acquisition Corp, the Parent and Mr. Frederick H. Fialkow, Mr. Fialkow will contribute a portion of his Common Shares to the Company in exchange for an 8% subordinated note in a principal amount equal to the amount of cash he would otherwise have received for such Common Shares.

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

        Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval of the Merger Agreement by the stockholders of the Company, (2) other regulatory approvals, including healthcare regulatory approvals, (3) an adjusted EBITDA of the Company for the EBITDA Period of at least $7,900,000, (5) the absence of a material adverse change in the Company, (6) holders of fewer than 7½ % of the Common Shares seek appraisal of the fair value of their shares, (7) the absence of a court order enjoining the merger and (8) the amendment of the lease for the Company’s Queens, New York facility. The landlord to this lease is 175-20 Hillside Avenue Associates, which is a company that is controlled by Frederick Fialkow, the Chairman of the Company’s Board of Directors and the holder of approximately 36% of the Company’s outstanding common stock. The amendment of this lease will, among other things, extend the term of the lease for an additional 5 years (with two additional five year renewal options) and during such five year period, the yearly rent will be subject to a 3% increase per year. Subject to the satisfaction of the conditions to closing, it is anticipated that the merger will be consummated during the Company’s fourth fiscal quarter ending July 31, 2007.

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

        Two stockholders of the Company, holding approximately 15% of the Company’s Common Shares, have indicated that it is their current intention to exercise their appraisal rights. A lawsuit has been commenced against the Company and its directors (see Note 6) and plaintiff has moved for a preliminary injunction, a hearing in respect of which is scheduled for April 23, 2007.

        The Merger Agreement may be terminated by any of the parties thereto if there is any law that prohibits the consummation of the merger; if a governmental order is issued that prohibits the consummation of the merger or the payment of the Merger Consideration; if the Company’s shareholders do not approve the Merger Agreement; or if the merger is not consummated before September 1, 2007. The Parent or Acquisition Corp may terminate the Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Company materially breaches any of its representations, warranties or agreements in the Merger Agreement; or if the Company’s board or its special committee withdraws or adversely modifies its favorable recommendation of the Merger Agreement, or fails to recommend against any Acquisition Proposal (as defined in the Merger Agreement), or fails to call its shareholder meeting or mail its proxy statement to its shareholders within 15 days after clearance from the SEC. The Company may terminate the Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Parent or Acquisition Corp materially breaches any of its representations, warranties or agreements in the Merger Agreement; or if the Company complies with its covenants in the Merger Agreement and an Acquisition Proposal constitutes a Superior Proposal.

        A special meeting of the shareholders of the Company to a vote on the Merger Agreement is scheduled for April 27, 2007.

NOTE 6 – LITIGATION

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law.  Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court, which has granted certiorari, and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

        On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were sent to this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. By Stipulation dated January 29, 2007, the default was vacated and the action was restored to the court’s active calendar. On February 8, 2007 the Company served an Answer asserting numerous defenses to the Verified Complaint. The Company believes that the claims are without merit and are fully covered by insurance.

        On November 17, 2006, Americare at Home, Inc. brought an action against Medical Resources, Inc. (“MRI”), a subsidiary of the Company, and certain others, in the Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that there was an existing contract between it and defendant Psychiatric Home Care, Inc. (“PHC”) and that MRI entered into a contract with PHC tortiously interfering with such contract and interfering with an advantageous relationship. Plaintiff seeks damages of approximately $573,000 against all of the defendants. MRI has answered the complaint, denied all of the allegations contained therein and is vigorously defending the claims. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

        On January 19, 2007, Helaba Invest Kapitalanlagegesellschaft mbH filed a verified class action complaint in the Delaware Court of Chancery (the “Class Action Complaint”). The suit purportedly was filed on behalf of the “public shareholders of the Company”. The Class Action Complaint names as defendants the Company and the individual members of its board of directors. In the Class Action Complaint, the plaintiff challenges the Merger Agreement and seeks a declaration that the defendants, and each of them, have committed or participated in a breach of their fiduciary duties of loyalty, good faith and care to the Company’s minority, public stockholders by approving the merger, and causing the Company to enter into the Merger Agreement. The plaintiff in the Class Action Complaint seeks preliminary and permanent injunctive relief preventing the consummation of the transaction, or in the alternative, if the transaction is consummated, rescission of the transaction. In the Class Action Complaint, the plaintiff alleges, among other things, that the Merger Consideration of $11.35-$11.50 per Common Share is inadequate; that the break up fee in the Merger Agreement is excessive and discourages other potentially superior offers for the Company; that two of the directors, the largest individual stockholders of the Company, have executed voting agreements requiring them to vote in favor of the transaction; and that certain terms of the transaction provide financial benefits to management and inside directors that create conflicts of interest. The defendants filed answers on or about February 13, 2007, denying the material allegations of the Class Action Complaint. Discovery has commenced. Plaintiff’s motion for a preliminary injunction is scheduled to be heard on April 23, 2007. The Company and its directors believe the suit is without merit and intend to vigorously defend it.

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

        New England Home Care, Inc. (“New England”), as a participant in the State of Connecticut Department of Social Services Medicaid program, is subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations and billing of claims. These audits can result in retroactive adjustments for payments received from this program. In October 2006, New England received the final results of an audit for the period covering April 1, 2003 through March 31, 2005 which resulted in a liability of $151,000. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

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

        In December 2004, New York State adopted legislation to increase the State minimum wage from $5.15 per hour to $7.15 per hour over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage was raised to $6.75 per hour on January 1, 2006 and to $7.15 per hour on January 1, 2007. This minimum wage legislation has impacted the Company’s New York operations on two fronts. Firstly, the Company has been paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing overtime costs to the Company.

        On May 13, 2005, Accredited Health Services, Inc. (“Accredited”), the Company’s New Jersey wholly-owned subsidiary, received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. On March 21, 2006 the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey.

        On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant (“PCA”) Beneficiary Tool (the “Tool”). The Tool is used to determine the weekly hours a PCA Beneficiary receives. A a result of the implementation of the Tool, Accredited has experienced a reduction in the total hours per week that each PCA Beneficiary receives. For the fiscal year ended July 31, 2006, the State of New Jersey Medicaid Program accounted for approximately 82% of Accredited’s revenue.

Results of Operations and Effects of Inflation

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006.

        Net Patient Revenue. For the three months ended January 31, 2007, net patient revenue increased $1,799,000, or 7.0%, to $27,469,000 from $25,670,000 for the three months ended January 31, 2006. This increase was attributable to (i) an increase of $912,000 resulting from the expansion of operations in Massachusetts, (ii) an increase of $793,000 resulting from additional hours being subcontracted in New York and (iii) an increase of $169,000 resulting from increased business in Connecticut. The increase in net patient revenue was offset by a decrease in New Jersey of $75,000 as a result of the implementation of the Tool.

        Gross Profit. Gross profit margin decreased to 33.6% for the three months ended January 31, 2007 from 33.9% for the three months ended January 31, 2006. This decrease is attributable to (i) higher wages paid to home health aides in New York as a result of the increase in state minimum wages and the increase in wages paid to home health aides in Westchester and Nassau Counties, as a result of living wage increases and (ii) increases in direct payments to all caregivers and increased worker compensation costs.

        General and Administrative. General and administrative expenses increased $270,000, or 3.8%, to $7,332,000 for the three months ended January 31, 2007 from $7,062,000 for the three months ended January 31, 2006. This increase is primarily attributable to (i) increased home office costs, primarily consisting of professional fees incurred with respect to the Merger Agreement in the amount of $732,000 and (ii) an increase of $261,000 in general and administrative costs in Massachussets as a result of the expansion of operations there. This increase was partially offset by reduced occupancy and administrative personnel costs in New Jersey, New York and Connecticut in the amount of $732,000, as the Company reduced costs to compensate for the effects of the Tool and the elimination of the non-recurring legal, consulting and administrative costs related to the above mentioned inspections in Connecticut incurred in the prior three month period. As a percentage of net patient revenue, general and administrative expenses decreased to 26.7% for the three months ended January 31, 2007 from 27.5% for the three months ended January 31, 2006.

        Amortization. Amortization of intangibles decreased $19,000, or 19.2%, to $80,000 for the three months ended January 31, 2007 from $99,000 for the three months ended January 31, 2006. This decrease is attributable to previous acquisitions that have now been fully amortized.

        Allowance for Possible Losses. The Company recorded an allowance for possible losses of $262,000 for the three months ended January 31, 2007 as compared to $173,000 for the three months ended January 31, 2006. This increase is attributable to the Company increasing reserves for possible losses from certain payor sources.

        Income from Operations. As a result of the foregoing, income from operations increased $184,000, or 13.5%, to $1,548,000 for the three months ended January 31, 2007 from $1,364,000 for the three months ended January 31, 2006.

        Interest Income. Interest income increased $113,000, or 92.6%, to $235,000 for the three months ended January 31, 2007 from $122,000 for the three months ended January 31, 2006. This increase is attributable to the higher cash balances of the Company and increased interest rates.

        Income Taxes. The Company’s effective tax rate increased to 40.7% for the three months ended January 31, 2007 from 40.0% for the three months ended January 31, 2006.

        Net Income. Net income increased $166,000, or 18.6%, to $1,057,000, or $.18 per diluted share, in the three months ended January 31, 2007 from $891,000, or $.16 per diluted share, in the three months ended January 31, 2006.

Six Months Ended January 31, 2007 Compared to Six Months Ended January 31, 2006.

        Net Patient Revenue. For the six months ended January 31, 2006, net patient revenue increased $1,712,000, or 3.3%, to $53,703,000 from $51,991,000 for the six months ended January 31, 2006. This increase was attributable to an increase of $2,919,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by (i) a decrease in Connecticut of $832,000, primarily the result of the above-mentioned inspections and the elimination of small margin revenue business and (ii) a decrease of $375,000 in New Jersey as a result of the implementation of the Tool.

        Gross Profit. Gross profit margin decreased to 33.6% for the six months ended January 31, 2007 from 34.1% for the six months ended January 31, 2006. This decrease was attributable to higher direct wages paid to all caregivers and increased workers compensation costs.

        General and Administrative. General and administrative expenses increased $46,000, or .3%, to $14,147,000 for the six months ended January 31, 2007 from $14,101,000 for the six months ended January 31, 2006. This increase is attributable to (i) increased home office costs, primarily consisting of professional fees incurred with respect to the Merger Agreement in the amount of $950,000 and (ii) an increase of $471,000 in general and administrative costs in Massachusetts and New York as a result of the expansion of business and increased hours. This increase was partially offset by $1,375,000 as a result of reduced occupancy and administrative personnel costs in New Jersey and Connecticut, as the Company reduced costs to compensate for the effects of the Tool and the elimination of the non-recurring legal, consulting and administrative costs related to the above mentioned inspections in Connecticut incurred in the prior six month period. As a percentage of net patient revenue, general and administrative expenses decreased to 26.3% for the six months ended January 31, 2007 from 27.1% for the six months ended January 31, 2006.

        Amortization.       Amortization of intangibles decreased $49,000, or 23.4% to $160,000 for the six months ended January 31, 2007 from $209,000 for the six months ended January 31, 2006. This decrease is attributable to previous acquisitions that have now been fully amortized.

        Allowance for Possible Losses. Allowance for possible losses increased $364,000, or 130.9%, to $642,000 for the six months ended January 31, 2007, as compared to $278,000 for the six months ended January 31, 2006. This increase is primarily attributable to the Company recording additional allowances as a result of certain accounts receivable balances increasing and a Medicare certified agency in New York filing for Chapter 11 bankruptcy protection in November 2006.

        Income from Operations. As a result of the foregoing, income from operations decreased $41,000, or 1.3%, to $3,075,000 for the six months ended January 31, 2007 from $3,116,000 for the six months ended January 31, 2006.

        Interest Income. Interest income increased $228,000, or 105%, to $445,000 for the six months ended January 31, 2007 from $217,000 for the six months ended January 31, 2006. This increase is attributable to the higher cash balances of the Company and increased interest rates.

        Income Taxes. The Company’s effective tax rate increased to 40.5% for the six months ended January 31, 2007 from 39.0% for the six months ended January 31, 2006.

        Net Income. Net income increased $62,000, or 3.0%, to $2,095,000, or $.36 per diluted share, in the six months ended January 31, 2007 from $2,033,000, or $.35 per diluted share, in the six months ended January 31, 2006.

        The rate of inflation had no material effect on operations for the six months ended January 31, 2007.

Financial Condition and Capital Resources

        Current assets increased to $41,543,000 and current liabilities increased to $5,140,000 at January 31, 2007. This resulted in an increase in working capital of $1,370,000 from $35,033,000 at July 31, 2006 to $36,403,000 at January 31, 2007. Cash and cash equivalents decreased $124,000 to $19,177,000 at January 31, 2007 from $19,301,000 at July 31, 2006. The decrease in cash and cash equivalents was primarily attributable to the increase in accounts receivable and the payments of cash dividends.

        The Company provided net cash from operating activities of $982,000 for the six months ended January 31, 2007 as compared to net cash provided by operating activities of $493,000 for the six months ended January 31, 2006. The increase in net cash provided by operating activities of $489,000 is attributable to an increase in operating cash flow of $15,000 and an increase in operating liabilities of $1,318,000, offset by an increase in operating assets of $844,000 over the comparable period for the six months ended January 31, 2006.

        The net cash used in investing activities for the six months ended January 31, 2007 consisted of the purchase of equipment. The net cash used in investing activities for the six months ended January 31, 2006 consisted of the purchase of equipment, offset by the proceeds from the sale of investments.

        The net cash used in financing activities for the six months ended January 31, 2007 consisted of the payments of cash dividends. The net cash used in financing activities for the six months ended January 31, 2006 consisted of the purchase of treasury shares and the payment of cash dividends.

        The nature of the Company’s business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 76 days at January 31, 2007 as compared to 74 days at January 31, 2006.

        The Company closed on a $7,500,000 revolving credit facility ( the “credit facility”) with Bank of America on April 28, 2006. The credit facility provides for the Company’s subsidiaries to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2007 and requires the Company to meet certain financial covenants and ratios. At January 31, 2007, there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all assets of the Company and its subsidiaries and guaranteed by the Company.

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

Contractual Obligations

        The Company rents various office facilities through 2009 under terms of several lease agreements that include escalation clauses. At January 31, 2007, minimum rental commitments under noncancellable operating leases are as follows:

Operating Leases

Less than 1 year	$1,007,000
1-3 years	$669,000
3-5 years	-0-

Total	$1,676,000

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

        Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of January 31, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidtaed subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

        The evaluation referred to above did not identify any changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law.  Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court, which has granted certiorari, and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. Based on the United States Supreme Court’s earlier remand, the Company believes that the Supreme Court will overturn the decision of the United States Court of Appeals for the Second Circuit and uphold the exemption from overtime wages for home health aides. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

        On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were sent to this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. By Stipulation dated January 29, 2007, the default was vacated and the action was restored to the court’s active calendar. On February 8, 2007 the Company served an Answer asserting numerous defenses to the Verified Complaint. The Company believes that the claims are without merit and are fully covered by insurance.

        On November 17, 2006, Americare at Home, Inc. brought an action against Medical Resources, Inc. (“MRI”), a subsidiary of the Company, and certain others, in the Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that there was an existing contract between it and defendant Psychiatric Home Care, Inc. (“PHC”) and that MRI entered into a contract with PHC tortiously interfering with such contract and interfering with an advantageous relationship. Plaintiff seeks damages of approximately $573,000 against all of the defendants. MRI has answered the complaint, denied all of the allegations contained therein and is vigorously defending the claims. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

        On January 19, 2007, Helaba Invest Kapitalanlagegesellschaft mbH filed a verified class action complaint in the Delaware Court of Chancery (the “Class Action Complaint”). The suit purportedly was filed on behalf of the “public shareholders of the Company”. The Class Action Complaint names as defendants the Company and the individual members of its board of directors. In the Class Action Complaint, the plaintiff challenges the Agreement and Plan of Merger, dated November 28, 2006 among the Company, AG Home Health Acquisition Corp. and AG Home Health LLC (the “Merger Agreement”) and seeks a declaration that the defendants, and each of them, have committed or participated in a breach of their fiduciary duties of loyalty, good faith and care to the Company’s minority, public stockholders by approving the merger, and causing the Company to enter into the Merger Agreement. The plaintiff in the Class Action Complaint seeks preliminary and permanent injunctive relief preventing the consummation of the transaction, or in the alternative, if the transaction is consummated, rescission of the transaction. In the Class Action Complaint, the plaintiff alleges, among other things, that the merger consideration of $11.35-$11.50 per share is inadequate; that the break up fee in the Merger Agreement is excessive and discourages other potentially superior offers for the Company; that two of the directors, the largest individual stockholders of the Company, have executed voting agreements requiring them to vote in favor of the transaction; and that certain terms of the transaction provide financial benefits to management and inside directors that create conflicts of interest. The defendants filed answers on or about February 13, 2007, denying the material allegations of the Class Action Complaint. Discovery has commenced. Plaintiff’s motion for a preliminary injunction is scheduled to be heard on April 23, 2007. The Company and its directors believe the suit is without merit and intend to vigorously defend it.

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

NATIONAL HOME HEALTH CARE CORP.

Date: March 16, 2007	/s/ Robert P. Heller Robert P. Heller Vice President of Finance (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

_________________

* Filed herewith