Form 10-Q
period 2007-04-30
NATIONAL HOME HEALTH CARE CORP
filed 2007-06-14
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of June 14, 2007 was 5,662,531.

NATIONAL HOME HEALTH CARE CORP.
Form 10-Q
For the Quarter Ended October 31, 2006
Table of Contents

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2007	July 31, 2006
ASSETS
Current:
Cash and cash equivalents	$20,422,000	$19,301,000
Accounts receivable-less allowance for possible
losses of $1,915,000 and $1,419,000	20,368,000	18,837,000
Prepaid expenses and other	1,132,000	934,000
Deferred income taxes	249,000	317,000

Total current assets	42,171,000	39,389,000

Furniture, equipment and leasehold improvements, net	1,934,000	1,865,000
Goodwill	14,463,000	14,463,000
Other intangible assets, net	740,000	980,000
Deposits and other assets	593,000	522,000

TOTAL	$59,901,000	$57,219,000

(continued)

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2007	July 31, 2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,245,000	$3,354,000
Deferred revenue	365,000	255,000
Dividend payable	425,000	425,000
Income taxes payable	427,000	6,000
Estimated third-party payor settlement	--	316,000

Total current liabilities	6,462,000	4,356,000

Stockholders' equity:
Common stock, $.001 par value; authorized
20,000,000 shares, issued 7,125,544 shares	7,000	7,000
Additional paid-in capital	26,532,000	26,532,000
Retained earnings	30,748,000	30,172,000

	57,287,000	56,711,000

Less: treasury stock (1,462,953 shares) at cost	(3,848,000)	(3,848,000)

Total stockholders' equity	53,439,000	52,863,000

TOTAL	$59,901,000	$57,219,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended April 30,		For the nine months ended April 30,
	2007	2006	2007	2006

Net patient revenue	$27,938,000	$25,032,000	$81,641,000	$77,023,000

Operating expenses:

Cost of revenue	18,625,000	16,906,000	54,304,000	51,193,000
General and administrative	8,168,000	6,807,000	22,315,000	20,908,000
Amortization of intangibles	80,000	98,000	240,000	307,000
Allowance for possible losses	324,000	132,000	966,000	410,000

Total operating expenses	27,197,000	23,943,000	77,825,000	72,818,000

Income from operations	741,000	1,089,000	3,816,000	4,205,000

Other income:

Interest	216,000	128,000	661,000	345,000

Income before income taxes	957,000	1,217,000	4,477,000	4,550,000

Provision for income taxes	1,201,000	495,000	2,626,000	1,795,000

Net (loss) income	$(244,000)	$722,000	$1,851,000	$2,755,000

Net (loss) income per common share:

Basic	$(0.04)	$0.13	$0.33	$0.49

Diluted	$(0.04)	$0.13	$0.32	$0.48

Weighted average shares outstanding:

Basic	5,662,531	5,662,531	5,662,531	5,663,185

Diluted	5,745,797	5,741,722	5,743,131	5,742,485

Dividends declared per share	$0.075	$0.075	$0.225	$0.225

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,851,000	$2,755,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	681,000	712,000
Provision for doubtful accounts, net of writeoffs	496,000	374,000
Deferred income taxes	68,000	410,000
Changes in assets and liabilities:
Accounts receivable	(2,027,000)	(126,000)
Prepaid expenses and other	(269,000)	(262,000)
Accounts payable and accrued expenses	1,891,000	(292,000)
Estimated third-party payor settlements	(316,000)	(3,000)
Deferred revenue	110,000	(144,000)
Income taxes payable	421,000	(254,000)

Net cash provided by operating activities	2,906,000	3,170,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(510,000)	(367,000)
Proceeds from sale of investments	--	19,000

Net cash used in investing activities	(510,000)	(348,000)

Cash flows from financing activities:
Payment of dividends	(1,275,000)	(1,275,000)
Purchase of treasury shares	--	(15,000)

Net cash used in financing activities	(1,275,000)	(1,290,000)

Net increase in cash and cash equivalents	1,121,000	1,532,000

Cash and cash equivalents-beginning of period	19,301,000	16,184,000

Cash and cash equivalents-end of period	$20,422,000	$17,716,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$2,135,000	$1,277,000
Interest	$--	$10,000
Dividends declared and not paid	$425,000	$425,000

See accompanying notes to consolidated financial statements.

NATIONAL HOME HEALTH CARE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2006.

NOTE 2 — RECLASSIFICATIONS

        Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

NOTE 3 — NET INCOME PER SHARE DATA

        A reconciliation of shares used in calculating basic and diluted net income per share is as follows:

	For the three months ended April 30,
	2007	2006
	Shares	Shares

Basic EPS:	5,662,531	5,662,531
Effect of dilutive securities	83,266	79,191

Diluted EPS:	5,745,797	5,741,722

	For the nine months ended April 30,
	2007	2006
	Shares	Shares

Basic EPS:	5,662,531	5,663,185
Effect of dilutive securities	80,600	79,300

Diluted EPS:	5,743,131	5,742,485

NOTE 4 – STOCK-BASED COMPENSATION

        In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) , “Share-Based Payment.” SFAS No. 123R provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. This standard requires that the Company measure the cost of employee services received in exchange for any award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The adoption of SFAS No. 123R did not have any impact on the Company’s overall results of operations or financial position as of April 30, 2007. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value of the underlying common stock over the exercise price per share as of the date of grant. Because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

NOTE 5 – AGREEMENT AND PLAN OF MERGER

        On May 9, 2007, the Company, AG Home Health Acquisition Corp., a Delaware corporation (the “Acquisition Corp”), and AG Home Health LLC, a Delaware limited liability company (the “Parent”) entered into an Amended and Restated Agreement and Plan of Merger, dated May 9, 2007 (the “Merger Agreement”). On June 4, 2007, the Company, the Acquisition Corp and the Parent entered into Amendment No. 1, dated June 4, 2007, to the Merger Agreement (the Merger Agreement, as so amended, the “Amended Merger Agreement”). Pursuant to the Amended Merger Agreement and subject to the conditions set forth therein, the Acquisition Corp will merge with and into the Company, with the Company continuing as the surviving corporation under the laws of the State of Delaware. The Parent is an affiliate of Angelo, Gordon & Co.

        At the effective time and as a result of the merger, each share of the Company’s common stock, par value $.001 per share (each a “Common Share”) issued and outstanding immediately prior to the effective time will be cancelled, extinguished and converted into the right to receive $12.75 per share, payable in cash (the “Merger Consideration”). Pursuant to a separate agreement among the Company, the Acquisition Corp, the Parent and Mr. Frederick H. Fialkow, Mr. Fialkow will contribute a portion of his Common Shares to the Company in exchange for an 8% subordinated note in a principal amount equal to the amount of cash he would otherwise have received for such Common Shares.

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

        Consummation of the transactions contemplated by the Amended Merger Agreement is conditioned upon, among other things, (1) approval of the Amended Merger Agreement by the stockholders of the Company, (2) other regulatory approvals, including healthcare regulatory approvals, (3) the absence of a material adverse change in the Company, (4) holders of fewer than 15% of the common shares seeking appraisal of the fair value of their shares, (5) the absence of a court order enjoining the merger and (6) the amendment of the lease for the Company’s Queens, New York facility. The landlord to this lease is 175-20 Hillside Avenue Associates, which is a company that is controlled by Frederick H. Fialkow, the Chairman of the Company’s Board of Directors and the holder of approximately 36% of the Company’s outstanding common stock. The amendment of this lease will, among other things, extend the term of the lease for an additional 5 years (with two additional five year renewal options) and during such five year period, the yearly rent will be subject to a 3% increase per year. Subject to the satisfaction of the conditions to closing, it is anticipated that the merger will be consummated no later than September 10, 2007.

        The Amended Merger Agreement contains customary representations and warranties by the Company, the Acquisition Corp and the Parent. The Amended Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters. Nothing in the Amended Merger Agreement, however, prevents the Company from furnishing information to, or engaging in discussions or negotiations with, any person that offers the Company a Superior Proposal (as defined by the Amended Merger Agreement), or from accepting a Superior Proposal, which in either such case the board of directors of the Company, upon the recommendation of the special committee of the board of directors, determines in good faith (after consultation with independent legal counsel) that such action is necessary for the board to comply with its fiduciary duties to the Company’s shareholders. If the Company accepts a Superior Proposal, however, it must pay the Parent and Acquisition Corp a break-up fee of $2,300,000 plus the lesser of (i) the aggregate amount of Parent’s and Acquisition Corp’s Expenses (as defined in the Amended Merger Agreement) or (ii) $1,500,000.

        Two stockholders of the Company, holding approximately 7.7% of the Company’s Common Shares, have exercised their appraisal rights. One additional stockholder of the Company, holding approximately 8.5% of the Company’s Common Shares, has indicated that it is his current intention to exercise his appraisal rights.

        A lawsuit has been commenced against the Company and its directors. Plaintiff moved for a preliminary injunction, which was denied by the Court. The Amended Merger Agreement includes a provision whereby the Parent consents to an additional payment of $0.10 per share in cash to all Company shareholders other than the executive officers and directors of the Company and members of their families as settlement of such action, subject to certain conditions. See Note 6.

        The Amended Merger Agreement may be terminated by any of the parties if there is any law that prohibits the consummation of the merger; if a governmental order is issued that prohibits the consummation of the merger or the payment of the Merger Consideration; if the Company’s shareholders do not approve the Amended Merger Agreement; or if the merger is not consummated before September 10, 2007. The Parent or Acquisition Corp may terminate the Amended Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Company materially breaches any of its representations, warranties or agreements in the Amended Merger Agreement; or if the

Company’s board or its special committee withdraws or adversely modifies its favorable recommendation of the Amended Merger Agreement, or fails to recommend against any Acquisition Proposal (as defined in the Amended Merger Agreement). The Company may terminate the Amended Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Parent or Acquisition Corp materially breaches any of its representations, warranties or agreements in the Amended Merger Agreement; or if the Company complies with its covenants in the Amended Merger Agreement and an Acquisition Proposal constitutes a Superior Proposal.

        A special meeting of the shareholders of the Company to a vote on the Amended Merger Agreement is scheduled to be held on June 15, 2007.

NOTE 6 – LITIGATION

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law.  Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court, which has granted certiorari, and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. On June 11, 2007, the United States Supreme Court unanimously overturned the decision of the United States Court of Appeals for the Second Circuit and upheld the exemption from overtime wages for home health aides.

        On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were sent to this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. By Stipulation dated January 29, 2007, the default was vacated and the action was restored to the court’s active calendar. On February 8, 2007 the Company served an Answer asserting numerous defenses to the Verified Complaint. The parties are currently engaged in discovery. The Company believes that the claims are without merit and are fully covered by insurance.

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

        On January 19, 2007, Helaba Invest Kapitalanlagegesellschaft mbH filed a verified class action complaint in the Delaware Court of Chancery (the “Class Action Complaint”). The suit purportedly was filed on behalf of the “public shareholders of the Company”. The Class Action Complaint names as defendants the Company and the individual members of its board of directors. In the Class Action Complaint, the plaintiff challenges the Merger Agreement and seeks a declaration that the defendants, and each of them, have committed or participated in a breach of their fiduciary duties of loyalty, good faith and care to the Company’s minority, public stockholders by approving the merger, and causing the Company to enter into the Merger Agreement. The plaintiff in the Class Action Complaint seeks preliminary and permanent injunctive relief preventing the consummation of the transaction, or in the alternative, if the transaction is consummated, rescission of the transaction. In the Class Action Complaint, the plaintiff alleged, among other things, that the initial Merger Consideration of $11.35-$11.50 per Common Share was inadequate; that the break up fee in the Merger Agreement is excessive and discourages other potentially superior offers for the Company; that two of the directors, the largest individual stockholders of the Company, have executed voting agreements requiring them to vote in favor of the transaction; and that certain terms of the transaction provide financial benefits to management and inside directors that create conflicts of interest. The defendants filed answers on or about February 13, 2007, denying the material allegations of the Class Action Complaint. Discovery has commenced. Plaintiff moved for a preliminary injunction which was denied by the Court. The Amended Merger Agreement includes a provision whereby the Parent consents to an additional payment of $0.10 per share in cash to all Company shareholders other than the executive officers and directors of the Company and members of their families as settlement of such action, conditioned upon Parent’s approval of the form of Stipulation of Settlement to be signed in connection therewith, in which the Company will reserve its rights to object to any fee application made by plaintiff’s counsel, and conditioned upon additional discovery by plaintiff. If a Stipulation of Settlement is signed, the Court will hold a hearing to consider whether to certify the class and approve the settlement. It is anticipated that it will take approximately 90 days for the appropriate notification procedures to occur. The Company and its directors believe the suit is without merit and, if not settled, intend to vigorously defend it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

        In December 6, 2004, New York State adopted legislation to increase the State minimum wage from $5.15 per hour to $7.15 over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage was raised to $6.75 on January 1, 2006 and was raised again on January 1, 2007 to $7.15 per hour. This minimum wage legislation has impacted the Company’s New York operations on two fronts. Firstly, the Company has been paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing overtime costs to the Company.

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

Results of Operations and Effects of Inflation

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006.

        Net Patient Revenue. For the three months ended April 30, 2007, net patient revenue increased $2,906,000, or 11.6%, to $27,938,000 from $25,032,000 for the three months ended April 30, 2006. This increase was attributable to (i) an increase of $1,201,000 resulting from the expansion of operations in Massachusetts, (ii) an increase of $914,000 resulting from additional Medicare and Medicaid revenue in Connecticut (iii) an increase of $744,000 resulting from additional hours being subcontracted in New York and (iv) an increase of $47,000 in New Jersey.

        Gross Profit. Gross profit margin increased to 33.3% for the three months ended April 30, 2007 from 32.4% for the three months ended April 30, 2006. This increase is attributable to better nurse productivity and increases in certain reimbursement rates, offset by increases in direct payments to caregivers.

        General and Administrative. General and administrative expenses increased $1,361,000, or 20.0%, to $8,168,000 for the three months ended April 30, 2007 from $6,807,000 for the three months ended April 30, 2006. This increase is primarily attributable to (i) increased home office costs, primarily consisiting of professional fees incurred with respect to the Merger Agreement in the amount of $1,499,000 and (ii) an increase of $200,000 in general and administrative costs in Massachussets as a result of the expansion of operations there. This increase was offset by reduced occupancy and administrative personnel costs in New Jersey, New York and Connecticut in the amount of $338,000, as the Company reduced costs to compensate for the effects of the Tool and the elimination of the non-recurring legal, consulting and administrative costs related to the above mentioned inspections in Connecticut incurred in the prior three month period. As a percentage of net patient revenue, general and administrative expenses increased to 29.2% for the three months ended April 30, 2007 from 27.2% for the three months ended April 30, 2006.

        Amortization.       Amortization of intangibles decreased $18,000, or 18.4%, to $80,000 for the three months ended April 30, 2007 from $98,000 for the three months ended April 30, 2006. This decrease is attributable to previous acquisitions that have now been fully amortized.

        Allowance for Possible Losses. The Company recorded an allowance for possible losses of $324,000 for the three months ended April 30, 2007 as compared to $132,000 for the three months ended April 30, 2006. This increase is attributable to the Company increasing reserves for possible losses from certain payor sources.

        Income from Operations. As a result of the foregoing, income from operations decreased $348,000, or 32.0%, to $741,000 for the three months ended April 30, 2007 from $1,089,000 for the three months ended April 30, 2006.

        Interest Income. Interest income increased $88,000, or 68.8%, to $216,000 for the three months ended April 30, 2007 from $128,000 for the three months ended April 30, 2006. This increase is attributable to the higher cash balances of the Company and increased interest rates.

        Income Taxes. The Company’s effective tax rate increased to 125.5% for the three months ended April 30, 2007 from 40.6% for the three months ended April 30, 2006. This increase is primarily attributable to the fact that none of the professional fees related to the Merger Agreement are deductible for income tax purposes (See Note 5).

        Net (Loss) Income. Net income decreased $966,000, or 133.8%, to a loss of ($244,000), or ($.04) per diluted share, in the three months ended April 30, 2007 from $722,000, or $.13 per diluted share, in the three months ended April 30, 2006.

Nine Months Ended April 30, 2007 Compared to Nine Months April 30, 2006.

        Net Patient Revenue. For the nine months ended April 30, 2007, net patient revenue increased $4,618,000, or 6.0%, to $81,641,000 from $77,023,000 for the nine months ended April 30, 2006. This increase was attributable to an increase of $5,019,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was partially offset by (i) a decrease in Connecticut of $73,000 and (ii) a decrease of $328,000 in New Jersey as a result of the implementation of the Tool.

        Gross Profit. Gross profit margin remained at 33.5% for both the nine months ended April 30, 2007 and the nine months ended April 30, 2006. This was attributable to the Company offsetting increased wages to caregivers with increases in certain reimbursement rates.

        General and Administrative. General and administrative expenses increased $1,407,000 or 6.7%, to $22,315,000 for the nine months ended April 30, 2007 from $20,908,000 for the nine months ended April 30, 2006. This increase is attributable to (i) increased home office costs, primarily consisting of professional fees incurred with respect to the Merger Agreement in the amount of $2,448,000 and (ii) an increase of $572,000 in general and administrative costs in Massachusetts and New York as a result of the expansion of business and increased hours. This increase was offset by $1,613,000 as a result of reduced occupancy and administrative personnel costs in New Jersey and Connecticut, as the Company reduced costs to compensate for the effects of the Tool and the elimination of the non-recurring legal, consulting and administrative costs related to the above mentioned inspections in Connecticut incurred in the prior nine month period. As a percentage of net patient revenue, general and administrative expenses increased to 27.3% for the nine months ended April 30, 2007 from 27.1% for the nine months ended April 30, 2006.

        Amortization.       Amortization of intangibles decreased $67,000, or 21.8% to $240,000 for the nine months ended April 30, 2007 from $307,000 for the nine months ended April 30, 2006. This decrease is attributable to previous acquisitions that have now been fully amortized.

        Allowance for Possible Losses. Allowance for possible lossses increased $556,000, or 135.69%, to $966,000 for the nine months ended April 30, 2007, as compared to $410,000 for the nine months ended April 30, 2006. This increase is primarily attributable to the Company recording additional allowances as a result of certain accounts receivable balances increasing and a Medicare certified agency in New York filing for Chapter 11 bankruptcy protection in November 2006.

        Income from Operations. As a result of the foregoing, income from operations decreased $389,000, or 9.3%, to $3,816,000 for the nine months ended April 30, 2007 from $4,205,000 for the nine months ended April 30, 2006.

        Interest Income. Interest income increased $316,000, or 91.6%, to $661,000 for the nine months ended April 30, 2007 from $345,000 for the nine months ended April 30, 2006. This increase is attributable to the higher cash balances of the Company and increased interest rates.

        Income Taxes. The Company’s effective tax rate increased to 58.7% for the nine months ended April 30, 2007 from 39.5% for the nine months ended April 30, 2006. This increase is primarily attributable to the fact that none of the professional fees related to the Merger Agreement are deductible for income tax purposes (See Note 5).

        Net Income. Net income decreased $904,000, or 32.8%, to $1,851,000, or $.32 per diluted share, in the nine months ended April 30, 2007 from $2,755,000, or $.48 per diluted share, in the nine months ended April 30, 2006.

        The rate of inflation had no material effect on operations for the nine months ended April 30, 2007.

Financial Condition and Capital Resources

        Current assets increased to $42,171,000 and current liabilities increased to $6,462,000 at April 30, 2007. This resulted in an increase in working capital of $676,000 from $35,033,000 at July 31, 2006 to $35,709,000 at April 30, 2007. Cash and cash equivalents increased $1,121,000 to $20,422,000 at April 30, 2007 from $19,301,000 at July 31, 2006. The increase in cash and cash equivalents was primarily attributable to the cash generated by operating activities, offset by the payments of cash dividends.

        The Company provided net cash from operating activities of $2,906,000 for the nine months ended April 30, 2007 as compared to net cash provided by operating activities of $3,170,000 for the nine months ended April 30, 2006. The decrease in net cash provided by operating activities of $264,000 is attributable to a decrease in operating cash flow of $1,155,000 and an increase in operating assets of $1,908,000, offset by an increase in operating liabilities of $2,799,000 over the comparable period for the nine months ended April 30, 2006.

        The net cash used in investing activities for the nine months ended April 30, 2007 consisted of the purchase of equipment. The net cash used in investing activities for the nine months ended April 30, 2006 consisted of the purchase of equipment, offset by the proceeds from the sale of investments.

        The net cash used in financing activities for the nine months ended April 30, 2007 consisted of the payments of cash dividends. The net cash used in financing activities for the nine months ended April 30, 2006 consisted of the payment of cash dividends and the purchase of treasury shares.

        The nature of the Company’s business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payors, such as Medicare and Medicaid programs. Accounts receivable turnover was 72 days at both April 30, 2007 and April 30, 2006.

        The Company extended its $7,500,000 revolving credit facility ( the “credit facility”) with Bank of America on April 17, 2007. The credit facility provides for the Company’s subsidiaries to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2008 and requires the Company to meet certain financial covenants and ratios. At April 30, 2007, there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all assets of the Company and its subsidiaries and guaranteed by the Company.

        The Company intends to incur capital expenditures of approximately $600,000 (of which approximately $500,000 has been expended through the nine months ended April 30, 2007) during the fiscal year ending July 31, 2007 in connection with the implementation of new computer hardware, telephone equipment and networking equipment. These expenditures are designed to, among other things, update certain data input capability regarding services rendered at certain locations. The Company believes that the software will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures, acquisitions and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

Contractual Obligations

        The Company rents various office facilities through 2012 under terms of several lease agreements that include escalation clauses. At April 30, 2007, minimum rental commitments under noncancellable operating leases were as follows:

Operating Leases

Less than 1 year	$1,084,000
1-3 years	837,000
3-5 years	110,000

$2,031,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

None

Item 4. Controls and Procedures.

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 (the “Exchange Act Reports”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily has applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management believes that there are reasonable assurances that the Company’s controls and procedures will achieve management’s control objectives.

        Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of April 30, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

        The evaluation referred to above did not identify any changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law.  Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues currently being litigated in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States District Court for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, has been stayed pending an appeal to the United States Supreme Court, which has granted certiorari, and the defendant in the Coke decision is currently in the process of appealing this decision to the United States Supreme Court. Thus, because of this pending appeal of the Coke decision, Jones and the Company have agreed to enter into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. On June 11, 2007, the United States Supreme Court unanimously overturned the decision of the United States Court of Appeals for the Second Circuit and upheld the exemption from overtime wages for home health aides.

        On October 3, 2006, the Company’s New York subsidiary received an Information Subpoena with Restraining Notice by certified mail in connection with a Judgment obtained by Ida Faulkner against the New York subsidiary in the amount of $2,149,180 entered on default on January 4, 2005 in the Supreme Court of New York, Bronx County. The Company had no prior knowledge of Ms. Faulkner’s action, nor of the entry of the default. Upon a review of the Court’s file, the Company has ascertained that the action was commenced on or about August 21, 2003 and service of the Summons and Verified Complaint was made at an incorrect address. All subsequent notices were sent to this incorrect address and were not received by the Company. The Verified Complaint asserted causes of action for negligence and breach of contract and alleged that Ms. Faulkner suffered unspecified personal injuries. On October 6, 2006, the Company moved by Order to Show Cause to vacate the default based upon its lack of notice of the Summons and Verified Complaint. By Stipulation dated January 29, 2007, the default was vacated and the action was restored to the court’s active calendar. On February 8, 2007 the Company served an Answer asserting numerous defenses to the Verified Complaint. The parties are currently engaged in discovery. The Company believes that the claims are without merit and are fully covered by insurance.

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

        On January 19, 2007, Helaba Invest Kapitalanlagegesellschaft mbH filed a verified class action complaint in the Delaware Court of Chancery (the “Class Action Complaint”). The suit purportedly was filed on behalf of the “public shareholders of the Company”. The Class Action Complaint names as defendants the Company and the individual members of its board of directors. In the Class Action

Complaint, the plaintiff challenges the Merger Agreement and seeks a declaration that the defendants, and each of them, have committed or participated in a breach of their fiduciary duties of loyalty, good faith and care to the Company’s minority, public stockholders by approving the merger, and causing the Company to enter into the Merger Agreement. The plaintiff in the Class Action Complaint seeks preliminary and permanent injunctive relief preventing the consummation of the transaction, or in the alternative, if the transaction is consummated, rescission of the transaction. In the Class Action Complaint, the plaintiff alleged, among other things, that the initial Merger Consideration of $11.35-$11.50 per Common Share was inadequate; that the break up fee in the Merger Agreement is excessive and discourages other potentially superior offers for the Company; that two of the directors, the largest individual stockholders of the Company, have executed voting agreements requiring them to vote in favor of the transaction; and that certain terms of the transaction provide financial benefits to management and inside directors that create conflicts of interest. The defendants filed answers on or about February 13, 2007, denying the material allegations of the Class Action Complaint. Discovery has commenced. Plaintiff moved for a preliminary injunction which was denied by the Court. The Amended Merger Agreement includes a provision whereby the Parent consents to an additional payment of $0.10 per share in cash to all Company shareholders other than the executive officers and directors of the Company and members of their families as settlement of such action, conditioned upon Parent’s approval of the form of Stipulation of Settlement to be signed in connection therewith, in which the Company will reserve its rights to object to any fee application made by plaintiff’s counsel, and conditioned upon additional discovery by plaintiff. If a Stipulation of Settlement is signed, the Court will hold a hearing to consider whether to certify the class and approve the settlement. It is anticipated that it will take approximately 90 days for the appropriate notification procedures to occur. The Company and its directors believe the suit is without merit and, if not settled, intend to vigorously defend it.

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

NATIONAL HOME HEALTH CARE CORP.

Date: June 14, 2007	/s/ Robert P. Heller Robert P. Heller Vice President of Finance (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

_________________

* Filed herewith