Form 10-K
period 2007-07-31
NATIONAL HOME HEALTH CARE CORP
filed 2007-10-29
CIK 728389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number 0-12927

NATIONAL HOME HEALTH CARE CORP. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2981141 (I.R.S. Employer Identification No.)

700 WHITE PLAINS ROAD, SCARSDALE, NEW YORK	10583
(Address of Principal Executive Offices)	(Zip Code)

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

i

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

General

National Home Health Care Corp., a Delaware corporation, and its subsidiaries (the “Company”), is a provider of home health care services, including nursing care, personal care, supplemental staffing and other specialized health services in the North Eastern part of the United States.

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

The Company currently operates 29 offices consisting of one parent corporate office, twenty-one offices that coordinate home health care services and seven satellite offices. The Company has two Medicare provider numbers and is a Medicaid provider in each of the four states in which it operates. The Company provides a wide variety of home health care services including:

•	Registered nurses who provide specialty services, such as skilled monitoring, clinical nursing assessments, evaluations, clinical interventions, medication supervision and/or administration.

•	Licensed practical nurses who perform technical procedures, administer medications and change surgical and medical dressings.

•	Physical and occupational therapists who work to strengthen muscles, restore range of motion and help patients perform the activities of daily living.

•	Speech pathologists/therapists who work to restore communication and oral skills.

•	Medical social workers who help families address the problems associated with acute and chronic illnesses.

•	Home health aides who perform personal care such as bathing or assistance in walking.

•	Private duty services such as continuous hourly nursing care and sitter services.

The Company has five principal operating subsidiaries:

•	Health Acquisition Corp., formerly Allen Health Care Services, Inc. (“Allen Health Care”), a New York corporation that conducts home health care operations in New York.

•	New England Home Care, Inc. (“New England”), a Connecticut corporation that conducts home health care operations in Connecticut.

•	Connecticut Staffing Works Corp. (“Connecticut Staffing”), a Connecticut corporation that conducts health care staffing operations in Connecticut.

•	Accredited Health Services, Inc. (“Accredited”), a New Jersey corporation that conducts home health care operations in New Jersey.

•	Medical Resources Home Health Corp. (“Medical Resources”), a Delaware corporation that conducts home health care operations in Massachusetts.

Health Acquisition Corp. d/b/a Allen Health Care Services. Allen Health Care is a provider of home health care services in New York State. Services are provided by personal care aides, home health aides and homemakers (collectively, “caregivers”). Allen Health Care is licensed by the State of New York Department of Health (“DOH”). Allen Health Care maintains its principal administrative office in Jamaica, New York and has a branch office in Hempstead, New York. Case coordinating of patients is performed at these two offices. In addition, Allen Health Care has satellite offices in Brooklyn, Mount Vernon and the Bronx, New York. The satellite offices are primarily used for the recruitment and training of home health aides. Services are provided in the following counties in the State of New York: Nassau, Westchester, Suffolk, Queens, Kings, New York and the Bronx.

Home health care personnel are licensed or certified under a New York State approved program and can be engaged on a full-time, part-time or live-in basis. Since July 1996, Allen Health Care has required criminal background investigations for all new personnel. In addition, urine drug testing is part of the pre-employment screening process and thereafter is performed annually. In accordance with DOH regulations, effective April 1, 2005, all new non-licensed employees who are employed to provide direct care or supervision to clients of Allen Health Care will undergo a criminal history record check by the Federal Bureau of Investigation. In March 2005, Allen Health Care was re-surveyed by the Joint Commission of Accreditation of Health Care Organizations (the “Joint Commission”), an accrediting body for health care providers. The Joint Commission accreditation is associated with providing quality services. This status is required by many of the certified home health care agencies (“CHHAs”) and long-term home health care programs (“LTHHCPs”) that Allen Health Care currently services. The re-survey resulted in Allen Health Care extending its accredited status through March 2008.

Allen Health Care is reimbursed primarily by CHHAs and LTHHCPs that subcontract their home health aides from Allen Health Care, as well as by private payers and the Nassau and Westchester County Departments of Social Services Medicaid Programs, for which Allen Health Care is a participating provider.

Allen Health Care provides home health aide services to its clients twenty-four hours per day, seven days per week. Although Allen Health Care’s offices are open during normal business hours, personnel are available twenty-four hours per day to respond to emergencies and to provide other service requests. The registered nurses of Allen Health Care, in accordance with DOH regulations and contract requirements, visit patients regularly and review records of service completed by the home health aide and personal care aides. These records are maintained by Allen Health Care. In addition, a home care coordinator ensures that appropriate coverage is maintained for all patients and acts as the liaison among family members, aides and professional staff.

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

To a large extent, Allen Health Care’s continued growth depends on, among other things, its ability to recruit and maintain qualified personnel. Allen Health Care’s training program for home health aides has been approved by the New York State Department of Health. Allen Health Care believes that it offers competitive salaries and fringe benefits and has been able to keep its caregivers working on a steady basis.

New England Home Care, Inc. In August 1995, the Company acquired New England. New England is a Medicare certified and state licensed home health care company in Connecticut. In February 2005, New England was re-surveyed by the Joint Commission, resulting in New England extending its accredited status through February 2008. New England provides services throughout Connecticut. Services include skilled nursing, physical therapy, occupational therapy, medical social services, home health aide and homemaker services. In addition, New England provides specialty services consisting of adult/geriatric, pediatric, post-acute rehabilitation and behavioral health. New England provides full-service home health care twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system for each office location with medical supervision by a registered nurse at all times. All home health care personnel are licensed or certified under a Connecticut state-approved program and can be engaged on a full-time, part-time or live-in basis. New England performs a multi-state pre-employment criminal background check on all new hires. In addition, a Social Security number verification, satisfactory employer references and a pre-employment drug screen are required.

New England maintains its principal administrative office in Cromwell, Connecticut. In addition, New England has administrative offices in New Haven, West Hartford, Shelton and Waterbury, Connecticut, and a satellite office in Norwich, Connecticut. Case coordinating of patients is performed at the administrative offices. Reimbursement for New England’s services is primarily provided by the State of Connecticut Department of Social Services Medicaid Program, the Federal Medicare Program, managed care companies, private payers, hospices and other Medicare certified home health agencies and long-term care providers that subcontract their home health aides from New England.

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

Connecticut Staffing Works Corp. Connecticut Staffing was organized in October 1999 to operate certain of the assets acquired from the Optimum Entities. Connecticut Staffing is a full-service health care staffing company, maintaining its main administrative office in Cromwell, Connecticut. It provides temporary staffing to hospitals, skilled nursing facilities, long-term care centers, occupational health sites, juvenile detention centers, correctional facilities, group homes, schools and other institutions. Staffing personnel include registered nurses, licensed practical nurses, certified nursing assistants, medical secretaries and medical assistants. Staffing services are provided twenty-four hours per day, seven days per week. Staffing coordinators are available in the office Monday to Friday 6:00 a.m. to 5:00 p.m., Saturday 6:00 a.m. to 2:00 p.m. and Sunday 6:00 a.m. to 12 noon. Holidays and after hours are supported by an on-call system which pages a staffing coordinator. Connecticut Staffing performs a multi-state pre-employment criminal background check on all new hires. In addition, a Social Security number verification, satisfactory employer references and a pre-employment drug screen are required.

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

Accredited Health Services, Inc. In October 1998, the Company acquired Accredited. Accredited is a licensed health care service firm that provides home health aide services in Bergen, Hudson, Passaic, Essex, Morris, Union, Somerset, Middlesex, Monmouth and Ocean Counties, New Jersey. Accredited maintains its principal administrative office in Hackensack, New Jersey and has branch offices in East Orange and Toms River, New Jersey. Case coordinating of patients is performed in Hackensack and the other two branch offices. Accredited also has satellite offices in Jersey City, Union City and Paterson, New Jersey that are used for recruitment, in services and orientation of home health aides.

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

In September 2006, Accredited was re-surveyed by the Commission on Accreditation for Home Care (CAHC), one of the accrediting bodies required for participation as a Medicaid provider in New Jersey. This accreditation was extended for an additional year. In September 2007, Accredited was re-surveyed; the results of that survey have not been received. Reimbursement for Accredited’s services is primarily by the State of New Jersey Medicaid Program, Medicare certified home health care agencies that subcontract their home health aides from Accredited and private payers.

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

The Massachusetts State Home Care Program provides services to approximately 40,000 frail, low income elders throughout the state. The funds and services are managed through twenty-seven Aging Service Access Points (“ASAPs”) that are not-for-profit organizations geographically dispersed throughout the state. Services provided through this state program include homemaking, personal care and companion. Medical Resources has contracts with certain of these ASAPs to provide homemaking and personal care services. Services are provided twenty-four hours per day, seven days per week. Weekends, holidays and after-hours are supported by an on-call system staffed by coordinators and registered nurses. From inception, Medical Resources has performed criminal background investigations on all new personnel.

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

The growth of Medical Resources depends on, among other things, its ability to recruit and retain staff as well as its ability to generate referrals of Medicare, Medicaid and Managed Care patients. Medical Resources believes that it offers competitive salaries and fringe benefits and has been able to keep its employees working on a steady basis.

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

Insurance

The Company and its subsidiaries maintain casualty coverages for all of its operations, including professional and general liability, workers’ compensation, automobile, property, fiduciary liability and directors and officers insurance. The Company reviews its insurance coverages throughout the year to insure that adequate coverages are in place. In the State of New York, the Company self insures up to specified limits certain risks related to workers’ compensation. While the Company believes its insurance policies are adequate, in the wake of the terrorist events of September 11, 2001, the Company has experienced substantial increases in the cost of its insurance coverage. As a result, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

Employees and Labor Relations

As of October 27, 2007, the Company had approximately 3,680 full and part-time employees. The Company currently employs the following classifications of personnel: administrative employees which consist of a senior management team (CEO and CFO) of the parent company and a COO, CFO and vice-presidents at each subsidiary company; office administrative staff, nursing directors and clinical managers; sales and marketing executives; licensed and certified professional staff (RNs, LPNs, therapists); and non-licensed care givers (home health and personal care aides). The Company has standardized procedures for recruiting, interviewing and reference checking prospective health care personnel. All nurses and home health aides must be licensed or certified by appropriate authorities.

Effective July 1, 2007, Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees (“AFSCME”), concluded negotiations on a new three-year labor contract. The previous labor contract expired on April 30, 2007. This new labor contract provides “covered” home health aides with some additional benefits, consisting of an immediate wage increase, an increase in minimum hourly base rates, a bonus program and holiday premium pay. The Company has no other union contracts with any of its employees. The Company believes its relationship with its employees is satisfactory.

On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law. Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues in the matter of Coke v. Long Island Care at Home, 376 F.3d 118 (2d Cir. 2004) which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States Court of Appeals for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, was stayed pending an appeal to the United States Supreme Court. Because of this appeal of the Coke decision, the parties in the matter of Lerai Jones, et al. v. National Home Health Care, entered into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. On June 11, 2007, the United States Supreme Court unanimously overturned the decision of the United States Court of Appeals for the Second Circuit and upheld the exemption from overtime wages for home health aides. The Company is in the process of effectuating discontinuance of this matter.

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

For the fiscal years ended July 31, 2007, 2006 and 2005, the State of Connecticut Department of Social Services Medicaid Program accounted for 27%, 27% and 28%, respectively, of the Company’s net patient revenue and the New Jersey Department of Human Services Division of Medical Assistance and Health Services Program accounted for 12%, 13% and 12%, respectively, of the Company’s net patient revenue. The loss of or a significant adverse change in the business terms with either of the foregoing customers would have a material adverse effect on the Company.

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

Medicare. Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (typically, those aged 65 and older and long-term disabled). Home health care providers may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of Health and Human Services. Only enumerated services, upon satisfaction of certain coverage criteria, are eligible for reimbursement as a Medicare provider. The Company is currently Medicare certified in Connecticut and Massachusetts. Approximately 4%, 4% and 6% of the Company’s net patient revenue for the fiscal years ended July 31, 2007, 2006 and 2005, respectively, were derived from the Medicare program (see “Risk Factors - Risks Related to Federal and State Regulations” below for a discussion regarding the Company’s participation in the Connecticut Medicare program).

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

Medicaid. Approximately 47%, 47% and 46% of the Company’s net patient revenue for the fiscal years ended July 31, 2007, 2006 and 2005, respectively, were derived from state sponsored Medicaid programs. Reimbursement for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. The Company is a licensed Medicaid provider in Connecticut, New Jersey, Massachusetts and in Nassau and Westchester Counties, New York. Future Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints, as well as in response to changes in the Medicare program (see “Risk Factors - Risks Related to Federal and State Regulations” below for a discussion regarding the Company’s participation in the Connecticut Medicaid program).

Surveys. From March 1, 2004 through August 23, 2005, the Division of Health Services Regulation for the Connecticut Department of Public Health (the “DPH”) conducted various licensing and certification inspections of New England. In December 2005, New England and the DPH entered into a Consent Order for the purpose of resolving the DPH’s findings at the conclusion of those inspections. The Consent Order provides for the adoption of certain policies and procedures pursuant to a Plan of Correction approved by the DPH. The terms of the Consent Order will generally remain in effect until the fall of 2007. A failure by New England to achieve Medicare certification would result in New England’s termination from participation in the Medicare and Medicaid programs. Revenues derived from New England’s participation in these programs for the fiscal year ended July 31, 2007 were 29% of the Company’s net patient revenues.

Audit. In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the “Department”) performed an audit of Medical Assistance claims paid to New England covering the period April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by New England. New England received approximately $53,000,000 in reimbursement during the audit period. In October 2006, the Company received the results of the audit, which resulted in a liability of $151,000 to the Department.

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

Risks Related to Collective Bargaining.

Effective July 1, 2007, Allen Health Care and District Council 1707, AFSCME concluded negotiations on a new three-year labor contract. The Company is unable to estimate how future negotiations will affect the Company’s future results of operations or financial condition. On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. Although on March 21, 2006, the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey, there can be no assurance that further unionizing activity will not occur at this or other subsidiaries of the Company or that any such activity or any new collective bargaining agreements will not have a material adverse effect on the Company.

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

New England, as a participant in the State of Connecticut Department of Social Services Medicaid program, is subject to survey and audits of operational, clinical and financial records with respect to proper applications of general regulations governing operations and billing of claims. These audits can result in retroactive adjustments for payments received from this program. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company. For information as to surveys of New England conducted by DPH, see “Government Regulation and Licensing – Surveys.” A failure by New England to retain Medicare certification would result in New England’s termination from participating in the Medicare and Medicaid programs. Revenues derived from New England’s participation in these programs for the fiscal year ended July 31, 2007 were 29% of the Company’s net patient revenues.

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

Risks Related to Third Party Payers.

For the twelve months ended July 31, 2007, 2006 and 2005, the percentage of the Company’s net patient revenues derived from Medicare and Medicaid was 50%, 51% and 51%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all third-party payers to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or other payer sources and any changes in applicable government regulations could have a material adverse effect on the Company. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Certain Trends Expected to Impact Future Results of Operations.” Changes in the mix of the Company’s patients among Medicare, Medicaid and other payer sources may also affect the Company’s revenues and profitability.

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

The Company, directly or through certain subsidiaries, leases various office facilities under lease agreements with various expiration dates through fiscal 2013. The following sets forth the location, approximate square footage and use of each office, and the expiration date of each lease:

Location	Approximate Square Feet	Use	Expiration Date of Lease
Scarsdale, NY	2,679	Corporate headquarters	October 31, 2008
Queens, NY	12,300	Administrative office	July 31, 2008
Hempstead, NY	2,500	Branch office	April 30, 2009
Mount Vernon, NY	650	Satellite office	April 30, 2009
Brooklyn, NY	1,083	Satellite office	December 31, 2007
Bronx, NY	960	Satellite office	May 31, 2009
Cromwell, CT	18,044	Administrative office	June 30, 2008
New Haven, CT	6,670	Branch office	April 30, 2012
Waterbury, CT	3,986	Branch office	Month-to-Month
West Hartford, CT	4,455	Branch office	January 31, 2009
Shelton, CT	1,826	Branch office	October 31, 2012
Norwich, CT	700	Satellite office	Month-to-Month
Hackensack, NJ	4,281	Administrative office	September 30, 2008
Union City, NJ	700	Satellite office	Month-to-Month
East Orange, NJ	3,000	Branch office	September 30, 2009
Jersey City, NJ	442	Satellite office	April 30, 2008
Toms River, NJ	1,200	Branch office	August 31, 2010
Paterson, NJ	1,250	Satellite office	November 30, 2008
Newton, MA	3,838	Administrative office	August 31, 2010
Bellingham, MA	355	Satellite office	April 30, 2009
North Andover, MA	220	Satellite office	July 31, 2008
Framingham, MA	525	Satellite office	Month-to-Month
Boston, MA	780	Satellite office	April 30, 2008
Lynn, MA	412	Satellite office	Month-to-Month
North Dartmouth, MA	964	Satellite office	January 31, 2008
Chicopee, MA	1,340	Satellite office	November 30, 2007
North Easton, MA	550	Satellite office	Month-to-Month
Leominster, MA	1,000	Satellite office	Month-to-Month
Worcester, MA	1,913	Branch office	April 14, 2010

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

On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law. Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues in the matter of Coke v. Long Island Care at Home 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States Court of Appeals for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, was stayed pending an appeal to the United States Supreme Court. Because of this appeal of the Coke decision, Jones and the Company entered into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. On June 11, 2007, the United States Supreme Court unanimously overturned the decision of the United States Court of Appeals for the Second Circuit and upheld the exemption from overtime wages for home health aides. The Company is in the process of effectuating discontinuance of this matter.

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

On November 17, 2006, Americare at Home, Inc. brought an action against Medical Resources Home Health Corp. (“MRHHC”), a subsidiary of the Company, and certain others, in the Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that there was an existing contract between it and defendant Psychiatric Home Care, Inc. (“PHC”) and that MRHHC entered into a contract with PHC tortiously interfering with such contract and interfering with an advantageous relationship. Plaintiff seeks damages of approximately $573,000 against all of the defendants. MRHHC has answered the complaint, denied all of the allegations contained therein and is vigorously defending the claims. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter.

On January 19, 2007, Helaba Invest Kapitalanlagegesellschaft mbH filed a verified class action complaint in the Delaware Court of Chancery (the “Class Action Complaint”). The suit purportedly was filed on behalf of the “public shareholders of the Company.” The Class Action Complaint names as defendants the Company and the individual members of its board of directors. In the Class Action Complaint, the plaintiff challenges the Merger Agreement (See Note 10) and seeks a declaration that the defendants, and each of them, have committed or participated in a breach of their fiduciary duties of loyalty, good faith and care to the Company’s minority, public stockholders by approving the merger, and causing the Company to enter into the Merger Agreement. The plaintiff in the Class Action Complaint seeks preliminary and permanent injunctive relief preventing the consummation of the transaction, or in the alternative, if the transaction is consummated, rescission of the transaction. In the Class Action Complaint, the plaintiff alleged, among other things, that the initial Merger Consideration of $11.35-$11.50 per Common Share was inadequate; that the break up fee in the Merger Agreement is excessive and discourages other potentially superior offers for the Company; that two of the directors, the largest individual stockholders of the Company, have executed voting agreements requiring them to vote in favor of the transaction; and that certain terms of the transaction provide financial benefits to management and inside directors that create conflicts of interest. The defendants filed answers on or about February 13, 2007, denying the material allegations of the Class Action Complaint. Plaintiff’s motion for a preliminary injunction enjoining the transaction was denied by the Court. The parties have agreed in principle to a settlement of the lawsuit in exchange for an additional payment of $0.10 per share in cash to all shareholders of the Company other than the directors and officers of the Company and their families. The additional payment of $0.10 per share in connection with the merger will be paid by AG Home Health Acquisition Corp., a Delaware corporation.  If the merger is not completed, no payment will be made.  On October 18, 2007 counsel for the parties executed a memorandum of understanding with respect to the settlement.  (See Note 8).  The settlement is subject to reaching an agreement on the language of a stipulation of settlement, in which the Company will reserve its rights to object to any fee application made by plaintiff’s counsel, and conditioned upon additional discovery by plaintiff. If a stipulation of settlement is signed, the Court will hold a hearing to consider whether to certify the class and approve the settlement. It is anticipated that it will take approximately 90 days after the appropriate notification procedures to occur.

Item 4.	Submission of Matters to a Vote of Security Holders.

A special meeting of stockholders of the Company was held on June 15, 2007. At such meeting stockholders approved and adopted the Amended Merger Agreement, dated as of June 4, 2007, among the Company and affiliates of Angelo Gordon & Co. An aggregate of 3,282,070 shares were cast for the proposal, an aggregate of 1,327,318 shares were cast against the proposal and 6,583 shares abstained from voting. There were no broker non-votes. In addition, on May 17, 2007 and May 29, 2007, special meetings of the stockholders of the Company were also held. The only action taken at each such meeting was to adjourn it. The votes at such meetings were as follows:

	For	Against	Abstain	Broker Non-Votes
May 17 meeting	2,653,468	1,304,513	3,108	-
May 29 meeting	2,653,468	1,304,513	3,108	-

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol NHHC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as reported by the National Association of Securities Dealers for the two fiscal years ended July 31, 2007 and 2006. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
High	$ 11.15	$ 12.30	$ 14.05	$ 13.13
Low	$ 9.65	$ 10.19	$ 10.93	$ 11.55
2006
High	$ 12.78	$ 11.46	$ 11.40	$ 10.35
Low	$ 9.00	$ 9.19	$ 9.41	$ 8.80
Dividends per share of common stock:
2007	$ 0.075	$ 0.075	$ 0.075	$ 0.075
2006	$ 0.075	$ 0.075	$ 0.075	$ 0.075

(b)	Holders

There were approximately 81 holders of record of the Company’s Common Stock as of October 26, 2007, excluding certain beneficial holders that own their shares in street name, but including each firm which holds shares on behalf of such beneficial owners.

(c)	Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	215,533	$7.97	200,707

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	215,533	$7.97	200,707

Item 6.	Selected Financial Data.

	Fiscal Years Ended July 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Revenue	$110,809,000	$102,365,000	$98,461,000	$94,592,000	$97,235,000
Operating expenses	104,932,000	96,821,000	93,090,000	86,975,000	87,694,000
Income from operations	5,877,000	5,544,000	5,371,000	7,617,000	9,541,000
Other income:
Interest income…………….	906,000	531,000	275,000	143,000	143,000
Income before income taxes	6,783,000	6,075,000	5,646,000	7,760,000	9,684,000
Provision for income taxes	3,835,000	2,420,000	2,079,000	3,040,000	3,901,000
Net income	$ 2,948,000	$ 3,655,000	$ 3,567,000	$ 4,720,000	$ 5,783,000
Primary net income per share of common stock	$ 0.52	$ 0.65	$ 0.63	$ 0.85	$ 1.04
Diluted net income per share of common stock	$ 0.51	$ 0.64	$ 0.62	$ 0.83	$ 1.01
Dividends declared per share	$ 0.30	$ 0.30	$ 0.30	$ -	$ -

	At July 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Total assets	$60,654,000	$57,764,000	$55,600,000	$53,486,000	$48,473,000
Working capital	37,461,000	35,578,000	32,729,000	35,169,000	29,551,000
Retained earnings	31,421,000	30,172,000	28,216,000	26,342,000	21,622,000
Stockholders’ equity	54,112,000	52,863,000	50,922,000	49,039,000	43,866,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a Medicaid provider in Connecticut, the Company is subject to routine, unscheduled audits. These audits may result in the application of a statistically-derived adjustment factor to the Company’s revenues, which may have an adverse impact on the Company’s results of operations. In August 2005, the Company’s operations in Connecticut for the period of April 1, 2003 through March 31, 2005 were audited. During the audit period, the Company received approximately $53,000,000 in reimbursement. The audit resulted in a claim being made by the Connecticut Department of Social Services (“DSS”) in the amount of approximately $151,000 in October 2006. There can be no assurance that future Medicaid audits will not have a material adverse impact on the Company.

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

Recent Acquisitions

The following acquisitions were made through a wholly owned subsidiary of the Company. These acquisitions complemented the existing business of the Company in the geographical area in which the entity whose assets were acquired provided services. Each of the acquisitions described below was accounted for utilizing purchase accounting principles. At the time of its acquisition, the revenues of each acquired business constituted less than ten percent of the consolidated revenues of the Company.

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

Goodwill and Other Long-Lived Assets. Goodwill arising from the acquisitions of businesses is recorded as the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. Statement of Financial Accounting Standards No. 142 (“Goodwill and Other Intangible Assets”) provides that goodwill is to be tested for impairment annually, or more frequently if circumstances indicate potential impairment. Consistent with this standard, the Company reviews goodwill, as well as other intangible assets and long-term assets, for impairment annually or more frequently as warranted, and if circumstances indicate that the recorded value of any such other asset is impaired, such asset is written down to its proper value. The Company currently does not believe any impairment of its goodwill or any such other asset existed at July 31, 2007. Nevertheless, future conditions or events could adversely affect the recorded value of goodwill or such other assets. If any item of goodwill or such other asset is determined to be impaired, an impairment loss would be recognized equal to the amount by which the recorded value exceeds the estimated fair market value.

Results of Operations

(% of net patient revenue)	Fiscal year ended July 31,
	2007	2006	2005
Net patient revenue	100.0%	100.0%	100.0%
Cost of revenue	66.8	66.7	66.1
General and administrative	26.5	27.0	26.6
Allowance for possible losses	1.1	.5	1.3
Amortization of intangibles	.3	.4	.5
Total operating expenses	94.7	94.6	94.5
Income from operations	5.3	5.4	5.5
Interest income	.8	.5	.2
Income before income taxes	6.1	5.9	5.7
Provision for income taxes	3.5	2.4	2.1
Net income	2.6%	3.5%	3.6%

Certain Factors Expected to Impact Future Results of Operations

Allen Health Care and District Council 1707, American Federation of State, County and Municipal Employees concluded negotiations on a new three-year labor contract that became effective July 1, 2007. The previous labor agreement expired on April 30, 2007. This new labor contract provides “covered” home health aides with some additional benefits, consisting of an immediate wage increase, an increase in minimum hourly base rates, a bonus program and holiday premium pay. The Company does not believe that the labor contract will have a material adverse effect on the Company’s future result of operations or financial condition.

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

In December 2004, New York State adopted legislation to increase the State minimum wage from $5.15 per hour to $7.15 per hour over a two-year period. The law increased the minimum wage to $6.00 per hour starting January 1, 2005. The minimum wage was raised to $6.75 per hour on January 1, 2006 and was raised again to $7.15 per hour on January 1, 2007. This minimum wage legislation has impacted the Company’s New York operations on two fronts. Firstly, the Company will be paying higher base wages and secondly, overtime in New York is computed at 1.5 times the state minimum wage, thus increasing costs to the Company.

On May 13, 2005, Accredited received a copy of a Petition for Certification of Representative, pursuant to the provisions of the National Labor Relations Act. On March 21, 2006 the home health aides of Accredited, in a mail ballot election, rejected union representation by SEIU 1199 New Jersey.

On July 1, 2005, the State of New Jersey Medicaid Program introduced a revised Personal Care Assistant (“PCA”) Beneficiary Assessment Tool (the “Tool”). The Tool is used to determine the weekly hours a PCA Beneficiary receives. As a result of the implementation of the Tool, Accredited has experienced and will continue to experience a reduction in the amount of total hours per week that each PCA Beneficiary receives. For the fiscal year ended July 31, 2007, the State of New Jersey Medicaid Program accounted for approximately 80% of Accredited’s revenue.

On May 9, 2007, the Company, AG Home Health Acquisition Corp., a Delaware corporation (the “Acquisition Corp”), and AG Home Health LLC, a Delaware limited liability company (the “Parent”) entered into an Amended and Restated Agreement and Plan of Merger, (the “Merger Agreement”). On June 4, 2007, the Company, the Acquisition Corp and the Parent entered into Amendment No. 1, to the Merger Agreement (the Merger Agreement, as so amended, the “Amended and Restated Merger Agreement”). On August 30, 2007, the Company, the Acquisition Corp. and the Parent extended until November 21, 2007 the Amended and Restated Merger Agreement (the “Amended Merger Agreement”). Pursuant to the Amended Merger Agreement and subject to the conditions set forth therein, the Acquisition Corp will merge with and into the Company, with the Company continuing as the surviving corporation under the laws of the State of Delaware. The Parent is an affiliate of Angelo, Gordon & Co.

At the effective time and as a result of the merger, each share of the Company’s common stock, par value $.001 per share (each a "Common Share") issued and outstanding immediately prior to the effective time will be cancelled, extinguished and converted into the right to receive $12.75 per share, payable in cash (the “Merger Consideration”). Pursuant to a separate agreement among the Company, the Acquisition Corp, the Parent and Mr. Frederick H. Fialkow, Mr. Fialkow will contribute a portion of his Common Shares to the Company in exchange for an 8% subordinated note in a principal amount equal to the amount of cash he would otherwise have received for such Common Shares.

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

Consummation of the transactions contemplated by the Amended Merger Agreement is conditioned upon, among other things, (1) healthcare regulatory approvals, (2) the absence of a material adverse change in the Company, (3) the absence of a court order enjoining the merger and (4) the amendment of the lease for the Company's Queens, New York facility. The landlord to this lease is 175-20 Hillside Avenue Associates, which is a company that is controlled by Frederick H. Fialkow, the Chairman of the Company's Board of Directors and the holder of approximately 36% of the Company's outstanding common stock. The amendment of this lease will, among other things, extend the term of the lease for an additional 5 years (with two additional five year renewal options) and during such five year period, the yearly rent will be subject to a 3% increase per year. Subject to the satisfaction of the conditions to closing, it is anticipated that the merger will be consummated no later than November 21, 2007.

The Amended Merger Agreement contains customary representations and warranties by the Company, the Acquisition Corp and the Parent. The Amended Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters. Nothing in the Amended Merger Agreement, however, prevents the Company from furnishing information to, or engaging in discussions or negotiations with, any person that offers the Company a Superior Proposal (as defined by the Amended Merger Agreement), or from accepting a Superior Proposal, which in either such case the board of directors of the Company, upon the recommendation of the special committee of the board of directors, determines in good faith (after consultation with independent legal counsel) that such action is necessary for the board to comply with its fiduciary duties to the Company's shareholders. If the Company accepts a Superior Proposal, however, it must pay the Parent and Acquisition Corp a break-up fee of $2,300,000 plus the lesser of (i) the aggregate amount of Parent’s and Acquisition Corp’s Expenses (as defined in the Amended Merger Agreement) or (ii) $1,500,000.

A lawsuit has been commenced against the Company and its directors. Plaintiff moved for a preliminary injunction, which was denied by the Court. The Amended Merger Agreement includes a provision whereby the Parent consents to an additional payment of $0.10 per share in cash to all Company shareholders other than the executive officers and directors of the Company and members of their families as settlement of such action, subject to certain conditions. A memorandum of understanding has been entered into by the parties to the lawsuit.

The Amended Merger Agreement may be terminated by any of the parties if there is any law that prohibits the consummation of the merger; if a governmental order is issued that prohibits the consummation of the merger or the payment of the Merger Consideration; or if the merger is not consummated before November 21, 2007. The Parent or Acquisition Corp may terminate the Amended Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Company materially breaches any of its representations, warranties or agreements in the Amended Merger Agreement; or if the Company's board or its special committee withdraws or adversely modifies its favorable recommendation of the Amended Merger Agreement, or fails to recommend against any Acquisition Proposal (as defined in the Amended Merger Agreement). The Company may terminate the Amended Merger Agreement if, among other things, any of its closing conditions are incapable of being satisfied; if the Parent or Acquisition Corp materially breaches any of its representations, warranties or agreements in the Amended Merger Agreement; or if the Company complies with its covenants in the Amended Merger Agreement and an Acquisition Proposal constitutes a Superior Proposal.

The shareholders of the Company have approved the Amended Merger Agreement.

Year Ended July 31, 2007 Compared to Year Ended July 31, 2006

Net Patient Revenue. For the fiscal year ended July 31, 2007 (“fiscal 2007”), net patient revenue increased $8,444,000, or 8.2%, to $110,809,000 from $102,365,000 for the fiscal year ended July 31, 2006 (“fiscal 2006”). This increase was attributable to (i) an increase of $4,096,000 resulting from the expansion of operations in Massachusetts, (ii) an increase of $2,790,000 resulting from additional hours being subcontracted in New York and (iii) an increase of $1,919,000 resulting primarily from additional Medicare and Medicaid revenue in Connecticut. These increases were offset by a decrease of $361,000 as a result of the Tool.

Gross Profit. Gross profit margin decreased slightly to 33.2% for fiscal 2007 from 33.3% for fiscal 2006. This decrease is attributable to higher wages paid to caregivers offset by increases in certain reimbursement rates.

General and Administrative. General and administrative expenses increased $1,730,000, or 6.3%, to $29,343,000 in fiscal 2007 from $27,613,000 in fiscal 2006. This increase is primarily attributable to (i) increased home office costs of $2,870,000, primarily consisting of professional fees incurred in connection with the Merger in the amount of $2,446,000 and (ii) an increase of $449,000 in general and administrative costs in Massachusetts as a result of the expansion of operations there. This increase was offset by reduced occupancy and administrative personnel costs in New Jersey, New York and Connecticut in the amount of $1,589,000, as the Company reduced costs to compensate for the effects of the Tool and the elimination of the non-recurring legal, consulting and administrative costs related to the above mentioned inspections and the union election in New Jersey during fiscal 2006.

Allowance for Possible Losses. The Company recorded an allowance for possible losses of $1,253,000 in fiscal 2007 as compared to $559,000 in fiscal 2006. This increase is attributable to the Company increasing reserves for possible losses from certain payer sources and recording an additional allowances as a result of a Medicare certified agency in New York filing for Chapter 11 bankruptcy in November 2006.

Amortization of Intangibles. Amortization of intangibles decreased $84,000, or 21.0%, to $320,000 in fiscal 2007 from $404,000 in fiscal 2006. This decrease is attributable to intangibles from previous acquisitions that have now been fully amortized.

Income from Operations. As a result of the foregoing, income from operations increased $333,000, or 6.0%, to $5,877,000 in fiscal 2007 from $5,544,000 in fiscal 2006.

Interest Income. Interest income increased $375,000, or 70.6%, to $906,000 in fiscal 2007 from $531,000 in fiscal 2006. This increase is attributable to higher cash balances of the Company during the fiscal year and increased interest rates.

Income Taxes. The Company’s effective tax rate increased to 56.5% in fiscal 2007 as compared to 39.8% in fiscal 2006. This increase is primarily attributable to the professional fees incurred in connection with the Merger not being deductible for income tax purposes.

Net Income. Net income decreased $707,000, or 19.3%, to $2,948,000, or $.51 per diluted share, in fiscal 2007 from $3,655,000, or $.64 per diluted share, in fiscal 2006.

Year Ended July 31, 2006 Compared to Year Ended July 31, 2005

Net Patient Revenue. For the fiscal year ended July 31, 2006 , net patient revenue increased $3,904,000, or 4.0%, to $102,365,000 from $98,461,000 for the fiscal year ended July 31, 2005 (“fiscal 2005”) This increase was attributable to (i) an increase of $2,741,000 in New Jersey as a result of the acquisition of Helping Hands and (ii) an increase of $6,145,000 resulting from the expansion of operations in Massachusetts and additional hours being subcontracted in New York. The increase in net patient revenue was offset by a decrease in Connecticut of $4,982,000, primarily as a result of the above-mentioned inspections by the DPH, the elimination of small margin revenue and the results of the above-mentioned audit by DSS.

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

Allowance for Possible Losses. The Company recorded an allowance for possible losses of $559,000 in fiscal 2006 as compared to $1,280,000 in fiscal 2005. The Company had set up allowances for accounts receivable balances relating to two Medicare certified agencies in fiscal 2004. Both of these agencies filed for Chapter 11 bankruptcy protection during fiscal 2005, resulting in the Company recording an allowance of 75% on these two accounts receivable balances. During fiscal 2006, the Company sold one of these receivables for 60.5% of its balance. The other receivable remains, pending the outcome of the bankruptcy proceeding.

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

Interest Income. Interest income increased $256,000, or 93.1%, to $531,000 in fiscal 2006 from $275,000 in fiscal 2005. This increase is attributable to higher cash balances of the Company during the fiscal year and higher interest rates.

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

Financial Condition, Liquidity and Capital Resources

Current assets increased to $43,070,000 and current liabilities increased to $5,609,000 at July 31, 2007. These changes resulted in an increase in working capital of $1,883,000 to $37,461,000 at July 31, 2007 from $35,578,000 at July 31, 2006. Cash and cash equivalents increased $2,593,000 to $21,894,000 at July 31, 2007 from $19,301,000 at July 31, 2006. The increase in cash and cash equivalents and working capital was primarily attributable to the cash generated by operating activities, offset by the payments of cash dividends.

Net cash provided by operating activities was $4,901,000 in fiscal 2007 as compared with $5,367,000 in fiscal 2006. The decrease in cash provided by operating activities of $466,000, or 8.7%, is attributable to a decrease in operating cash flow of $499,000 and an increase in operating assets, primarily accounts receivable, of $1,554,000, offset by an increase in operating liabilities of $1,587,000 over fiscal 2006.

Investing activities in fiscal 2007 used cash of $609,000 as compared to $536,000 in fiscal 2006. The cash used in investing activities in fiscal 2007 consisted of the purchase of equipment. The cash used in investing activities in fiscal 2006 consisted of the purchase of equipment, offset by the proceeds from the sale of investments.

Financing activities in fiscal 2007 used cash of $1,699,000 as compared to $1,714,000 in fiscal 2006. The cash used in financing activities in fiscal 2007 consisted of the payment of cash dividends. The cash used in financing activities in fiscal 2006 consisted of the payment of cash dividends and the purchase of treasury shares.

The nature of the Company’s business requires weekly payments to health care personnel at the time services are rendered. The Company typically receives payment for these services in 90 to 150 days with respect to contracted and insurance business and 8 to 45 days with respect to certain governmental payers, such as Medicare and Medicaid programs. Accounts receivable turnover was 67 days in fiscal 2007, as compared to 74 days in fiscal 2006.

The Company renewed its $7,500,000 revolving credit facility (the “credit facility”) with Bank of America on April 17, 2007. The credit facility provides for the Company’s subsidiaries to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2008 and requires the Company to meet certain financial and non-financial covenants. At July 31, 2007, there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all of the assets of the Company and its subsidiaries and guaranteed by the Company.

The Company intends to incur capital expenditures of approximately $800,000 during the fiscal year ending July 31, 2008 in connection with the proposed implementation of new computer hardware, software and networking equipment. These expenditures would be designed to, among other things, update data input capability regarding services rendered at certain locations. The Company believes that these expenditures will provide efficiencies in data organization, retrieval and analysis, both for continuing operations and in connection with certain audits. The Company intends to fund these expenditures and cash dividends declared by the Board of Directors and otherwise meet its short term and long term liquidity needs from its current cash balances, cash flow from operations and its credit facility.

In the opinion of management, there will be no material impact on the financial statements of the Company from any recently issued accounting standards.

Inflation and Seasonality

The rate of inflation had no material effect on operations for fiscal 2007. The effects of inflation on personnel costs in the future could have an adverse effect on operations, as the Company may not be able to increase its charges for services rendered. The Company’s business is not seasonal.

Contractual Obligations

The Company rents various office facilities through 2013 under terms of several lease agreements that include escalation clauses. At July 31, 2007, minimum annual rental commitments under noncancellable operating leases were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,331,000	$1,161,000	$991,000	$179,000	- - - - -
Total	$2,331,000	$1,161,000	$991,000	$179,000	- - - - -

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.	Financial Statements and Supplementary Data.

The financial information required by this item is set forth in the Consolidated Financial Statements on pages F-1 through F-31.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of July 31, 2007. Based upon that evaluation, the President and Chief Executive Officer and the Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in its Exchange Act Reports.

Changes in Internal Controls Over Financial Reporting

The evaluation referred to above did not identify any changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

The information required by each of the items of Part III (Items 10, 11, 12, 13 and 14) is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information will be included in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference. The Company intends to file such Proxy Statement with the SEC not later than 120 days subsequent to July 31, 2007.

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

2.1

Amended and Restated Agreement and Plan of Merger dated as of May 9, 2007 (“Merger Agreement”) by and among the Registrant, AG Home Health Acquisition Corp. (“Acquisition Corp.”) and AG Home Health LLC (together with Acquisition Corp., the “AG Entities”). Incorporated by reference to the Registrant’s Proxy Statement dated May 16, 2007.

2.2	Amendment No. 1 dated as of June 4, 2007 to the Merger Agreement. Incorporated by reference to the Registrant’s Proxy Statement Supplement dated June 5, 2007.
2.3	Letter Agreement dated August 30, 2007 among the Registrant and the AG Entities. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 30, 2007.
3.1	Certificate of Incorporation. Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 2-86643) filed September 20, 1983.
3.2	Certificate of Amendment to Certificate of Incorporation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992.
3.3	Amended By-laws. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.
10.1#	1992 Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1993.
10.2#	1999 Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
10.3#

Amended and Restated Employment Agreement dated as of November 1, 2006 between the Registrant and Frederick H. Fialkow. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002 and the Registrant’s Current Reports on Form 8-K dated August 16, 2006 and September 24, 2007.

10.4#

Employment Agreement dated as of August 1, 2005 between the Registrant and Steven Fialkow. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

10.5#

Employment Agreement dated as of August 1, 2005 between the Registrant and Robert P. Heller. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

10.6

Credit Agreement dated as of April 28, 2006, by and among National HMO (N.Y.) Inc., Health Acquisition Corp., New England Home Care, Inc., Accredited Health Services, Inc., Medical Resources Home Health Corp., and Connecticut Staffing Works Corp. (collectively, the “Subsidiaries”), as borrowers, the Company, as guarantor, and Bank of America, N.A. (the “Bank”), as lender. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2006.

10.7	Promissory Note dated April 28, 2006 in the amount of $7,500,000 from the Subsidiaries to the Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2006.
10.8	Guarantee dated April 28, 2006 from the Company to the Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2006.
10.9

Security Agreement dated as of April 28, 2006 by and among the Subsidiaries, as borrowers, the Company, as guarantor, and the Bank, as lender. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 20, 2006.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.

__________

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

Dated: October 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Frederick H. Fialkow Frederick H. Fialkow	Chairman of the Board of Directors	October 29, 2007
/s/ Steven Fialkow Steven Fialkow	President, Chief Executive Officer, Secretary and Director (principal executive officer)	October 29, 2007
/s/ Robert P. Heller Robert P. Heller	Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)	October 29, 2007
/s/ Ira Greifer, M.D. Ira Greifer, M.D.	Director	October 29, 2007
/s/ Bernard Levine, M.D. Bernard Levine, M.D.	Director	October 29, 2007
/s/ Robert Porder, M.D. Robert Pordy, M.D.	Director	October 29, 2007
/s/ Harold Shulman Harold Shulman	Director	October 29, 2007

National Home Health Care Corp.
                             and Subsidiaries

Consolidated Financial Statements

and Supplemental Material

Years Ended July 31, 2007, 2006 and 2005

National Home Health Care Corp.
and Subsidiaries

Contents

Report of Independent Registered Public Accounting Firm	F-3

Consolidated financial statements:
Balance sheets	F-4
Statements of earnings	F-5
Statements of changes in stockholders’ equity	F-6
Statements of cash flows	F-7
Summary of accounting policies	F-8-13
Notes to consolidated financial statements	F-14-29

Supplemental material:
Report of Independent Registered Public Accounting Firm on Schedule II	F-30
Schedule II - Valuation and Qualifying Accounts	F-31

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

National Home Health Care Corp.

Scarsdale, New York

We have audited the accompanying consolidated balance sheets of National Home Health Care Corp. and Subsidiaries as of July 31, 2007 and 2006 and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Home Health Care Corp. and Subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Valhalla, New York

October 26, 2007

National Home Health Care Corp.
and Subsidiaries

Consolidated Balance Sheets

July 31,	2007	2006
Assets
Current:
Cash, (including cash equivalents of $21,893,000 and $19,289,000, respectively) (Note 6)	$21,894,000	$19,301,000
Accounts receivable, less allowance for possible losses of $877,000 and $1,419,000 respectively (Note 6)	19,806,000	18,837,000
Prepaid expenses and other	688,000	934,000
Income taxes receivable	162,000	-
Deferred income taxes (Note 5)	520,000	862,000
Total current assets	43,070,000	39,934,000
Furniture, equipment and leasehold improvements, net (Note 1)	1,871,000	1,865,000
Goodwill	14,463,000	14,463,000
Other intangible assets, net (Note 2)	659,000	980,000
Deposits and other assets	591,000	522,000
	$60, 654,000	$57,764,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses (Note 3)	$4,870,000	$3,354,000
Estimated third-party payer settlements	9,000	316,000
Deferred revenue	305,000	255,000
Dividend payable	425,000	425,000
Income taxes payable	-	6,000
Total current liabilities	5,609,000	4,356,000
Deferred income taxes (Note 5)	933,000	545,000
	6,542,000	4,901,000

Commitments and contingencies (Note 8 )
Stockholders ’ equity (Note 7):
Common stock, $.001 par value, shares authorized – 20,000,000; issued 7,125,544	7,000	7,000
Additional paid-in capital	26,532,000	26,532,000
Retained earnings	31,421,000	30,172,000
	57,960,000	56,711,000
Less treasury stock (1,462,953 shares) - at cost	(3,848,000)	(3,848,000)
Total stockholders’ equity	54,112,000	52,863,000
	$60,654,000	$57,764,000

  See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Consolidated Statements of Earnings

Years ended July 31,	2007	2006	2005
Net patient revenue (Note 6)	$110,809,000	$102,365,000	$98,461,000
Operating expenses:
Cost of revenue	74,016,000	68,245,000	65,065,000
General and administrative	29,343,000	27,613,000	26,165,000
Allowance for possible losses	1,253,000	559,000	1,280,000
Amortization of intangibles	320,000	404,000	580,000
Total operating expenses	104,932,000	96,821,000	93,090,000
Income from operations	5,877,000	5,544,000	5,371,000
Other income:
Interest	906,000	531,000	275,000
Income before income taxes	6,783,000	6,075,000	5,646,000
Provision for income taxes (Note 5)	3,835,000	2,420,000	2,079,000
Net income	$ 2,948,000	$ 3,655,000	$ 3,567,000
Net income per common share:
Basic	$.52	$.65	$.63
Diluted	$.51	$.64	$.62
Weighted average number of shares outstanding:
Basic	5,662,531	5,663,185	5,637,510
Diluted	5,744,384	5,741,370	5,732,842

Dividends declared per share	$.30	$.30	$.30

See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount
Balance, July 31, 2004	7,041,388	$7,000	$26,174,000	$26,342,000	1,424,883	$(3,484,000)
Net income	-	-	-	3,567,000	-	-
Exercise of stock options	84,156	-	355,000	-	-	-
Tax benefit of stock option exercised	-	-	3,000	-	-	-
Acquisition of treasury shares	-	-	-	-	36,477	(349,000)
Dividends on common stock	-	-	-	(1,693,000)	-	-
Balance, July 31, 2005	7,125,544	7,000	26,532,000	28,216,000	1,461,360	(3,833,000)
Net income	-	-	-	3,655,000	-	-
Acquisition of treasury shares	-	-	-	-	1,593	(15,000)
Dividends on common stock	-	-	-	(1,699,000)	-	-
Balance, July 31, 2006	7,125,544	7,000	26,532,000	30,172,000	1,462,953	(3,848,000)
Net income	-	-	-	2,948,000	-	-
Dividends on common stock	-	-	-	(1,699,000)	-	-
Balance, July 31, 2007	7,125,544	$7,000	$26,532,000	$31,421,000	1,462,953	$(3,848,000)

See accompanying summary of accounting policies
and notes to consolidated financial statements.

National Home Health Care Corp.
and Subsidiaries

Consolidated Statements of Cash Flows

Years ended July 31,	2007	2006	2005
Cash flows from operating activities:
Net income	$ 2,948,000	$ 3,655,000	$ 3,567,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	924,000	954,000	986,000
Allowance for possible losses, net of write-offs	(542,000)	(447,000)	744,000
Loss on sale of assets	-	-	3,000
Deferred income taxes	730,000	397,000	(187,000)
Tax benefit realized from the exercise of stock options	-	-	3,000
Changes in assets and liabilities:
Accounts receivable	(427,000)	1,174,000	(2,224,000)
Prepaid expenses and other	177,000	(165,000)	99,000
Income taxes receivable	(168,000)	127,000	(148,000)
Accounts payable and accrued expenses	1,516,000	(417,000)	449,000
Estimated third-party payer settlements	(307,000)	244,000	(624,000)
Deferred revenue	50,000	(155,000)	8,000
Net cash provided by operating activities	4,901,000	5,367,000	2,676,000
Cash flows from investing activities:
Purchase property, plant and equipment	(609,000)	(555,000)	(1,166,000)
Proceeds from sale of investments	-	19,000	-
Purchase of assets of businesses	-	-	(4,249,000)
Net cash used in investing activities	(609,000)	(536,000)	(5,415,000)
Cash flows from financing activities:
Purchase of treasury shares	-	(15,000)	(349,000)
Proceeds from exercise of stock options	-	-	355,000
Payment of dividends	(1,699,000)	(1,699,000)	(1,268,000)
Net cash used in financing activities	(1,699,000)	(1,714,000)	(1,262,000)
Net increase (decrease) in cash and cash equivalents	2,593,000	3,117,000	(4,001,000)
Cash and cash equivalents, beginning of year	19,301,000	16,184,000	20,185,000
Cash and cash equivalents, end of year	$21,894,000	$19,301,000	$16,184,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 1,000	$ 10,000	$ 24,000
Income taxes	$ 3,332,000	$ 1,946,000	$ 2,409,000
Dividends declared and not paid	$ 425,000	$ 425,000	$ 425,000

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

Approximately 50%, 51% and 51% of net patient revenue for the fiscal years ended July 31, 2007, 2006 and 2005, respectively, were derived under federal and state third-party reimbursement programs.

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

Goodwill and Intangible Assets

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

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

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Net Income Per Common Share (continued)	The reconciliation of net income per common share is as follows:
Years ended July 31,	2007	2006	2005
	Shares	Shares	Shares
Average number of shares outstanding	5,662,531	5,663,185	5,637,510
Effect of dilutive securities – common stock options	81,853	78,185	95,332
Diluted shares outstanding	5,744,384	5,741,370	5,732,842

The number of options that were anti-dilutive and excluded from the computation was 89,000 for the year ended July 31, 2007, 152,250 for the year ended July 31, 2006 and 157,500 for the year ended July 31, 2005.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of the financial instruments.

Estimated Third-Party Payer Settlements	The amount represents overpayments from certain third-party payers. The Company anticipates that the third-party payers will recoup these funds in subsequent periods.

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

Stock Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share Based Payment.” SFAS No. 123R provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006. This standard requires that the Company measure the cost of employee services received in exchange for any award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Stock Based Compensation (Continued)

exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS No. 123R, the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black - Scholes model. The adoption of SFAS No. 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options. SFAS No. 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The adoption of SFAS No. 123R did not have any impact on the Company’s overall results of operations for the year ended July 31, 2006.

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

No stock options were granted or vested in the fiscal years 2005 and through 2007, accordingly there was no effect on the operating results or pro forma results for any of the years presented.

National Home Health Care Corp.
and Subsidiaries

Summary of Accounting Policies

Segments

The Company’s management considers its business to be a single segment - Home Healthcare Services. Home Healthcare Services net patient revenue is provided by health care personnel, and the Company’s customers are similar for all sources of net patient revenue. Management evaluates its operating results on an integrated basis.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASF Statement No. 109, (FIN 48), which establishes that the financial statement effects of a tax position taken or expected to betaken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15,2006.  The Company does not believe that the adoption of FIN 48 will have a material impact on its results from operations or financial   position.

Reclassifications	Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Furniture, Equipment and Leasehold Improvements	Furniture, equipment and leasehold improvements are stated at cost and are summarized as follows:
July 31,	2007	2006
Furniture and equipment	$4,809,000	$4,346,000
Leasehold improvements	721,000	575,000
	$5,530,000	4,921,000
Less accumulated depreciation and amortization	3,659,000	3,056,000
	$1,871,000	$1,865,000

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

2.	Other Intangible Assets	Other intangible assets are as follows:

July 31,	2007	2006
Gross carrying amount:
Covenants not to compete	$1,750,000	$1,750,000
Patient and other files	2,796,000	2,796,000
Contracts	1,234,000	1,234,000
	5,780,000	5,780,000
Accumulated amortization:
Covenants not to compete	1,748,000	1,608,000
Patient and other files	2,766,000	2,709,000
Contracts	607,000	483,000
	5,121,000	4,800,000
Balance, end of year	$ 659,000	$ 980,000

The aggregated amortization expense for the years ended July 31, 2007, 2006 and 2005 was $320,000, $404,000 and $580,000, respectively.

Estimated amortization expense is as follows:

Years ending July 31,
2008	$155,000
2009	123,000
2010	123,000
2011	123,000
2012	123,000
$647,000

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

2.	Other Intangible Assets (continued)	The remaining weighted average amortization period is as follows:

Year ended July 31,	2007
Covenants not to compete	.02 year
Patient and other files	.18 year
Contracts	5.91 years
1.53 years

           Other intangible assets are being amortized using the straight-line method over a period of three to ten years.

3.	Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses are as follows:

July 31,	2007	2006
Trade accounts payable	$ 501,000	$ 302,000
Accrued employee compensation and benefits	3,617,000	2,640,000
Accrued expenses	718,000	387,000
Other	34,000	25,000
	$4,870,000	$ 3,354,000

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

4.	Acquisitions

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

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

5.	Income Taxes	The provision for income taxes is summarized as follows:

Years ended July 31,	2007	2006	2005
Current:
Federal	$2,265,000	$1,655,000	$1,741,000
State	840,000	368,000	525,000
	3,105,000	2,023,000	2,266,000
Deferred	730,000	397,000	(187,000)
	$3,835,000	$2,420,000	$2,079,000

The deferred tax asset (liability) consists of the following:

July 31,	2007	2006
Current:
Accrued liabilities and reserves	$ 520 ,000	$ 862,000

Long Term:
Fixed assets and intangibles	(933,000)	(545,000)
	$(413,000)	$ 317,000

The reconciliation of the statutory tax rate to the effective tax rate is as follows:

Years ending July 31,	2007	2006	2005
Statutory rate	34%	34%	34%
State and local taxes (net of federal tax effect)	8	5	6
Federal tax credit	(1)	(1)	(2)
Nondeductible charge for Merger related expenses (See Note 10)	12	-	-
Other	3	2	(1)
Effective rate	56%	40%	37%

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

6.	Concentrations of Credit Risk and Major Customers	The Company’s business is with customers who are in the healthcare industry or with governmental agencies.

The Company provides temporary health care personnel to in-home patients and facilities in the New York City metropolitan area, Connecticut, New Jersey and Massachusetts. Credit losses relating to customers have been within management’s expectations.

At July 31, 2007, the Company maintained approximately 63% of its cash and cash equivalents with one financial institution.

Under certain federal and state third-party reimbursement programs, the Company received net patient revenue of approximately $55,910,000, $52,472,000 and $50,522,000 for the years ended July 31, 2007, 2006 and 2005, respectively. At July 31, 2007 and 2006, the Company had aggregate outstanding receivables from federal and state agencies of $6,570,000 and $5,741,000, respectively.

7.	Stock Options

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

In 1999, the Company adopted a second Employee Stock Option Plan (the “1999 Plan”). The 1999 Plan was also designed to provide incentives to key employees (including directors and officers who are key employees) and to non-employee directors of the Company. The 1999 Plan authorizes the granting of both incentive and non-qualified stock options to purchase up to 551,250 shares of the Company’s common stock. As of July 31, 2007, 361,116 shares of the Company’s common stock have been reserved for future issuance. Unless sooner terminated, the 1999 Plan will expire in October 2009. Options granted under the 1999 Plan expire not more than ten years from the date of grant and vest immediately.

A summary of the status of the Company’s stock option plans as of July 31, 2007, 2006 and 2005 and changes for the years ended on those dates is presented below:

	Number of shares	Expiration date	Weighted average exercise price
Options outstanding at July 31, 2004	378,439	2004-2011	$ 8.51
Options exercised	(84,156)	2004-2009	$ .22
Options forfeited	(10,500)	2011	$ 13.58
Options outstanding at July 31, 2005	283,783	2007-2011	$ 9.60
Options exercised	-	-	$ -
Options forfeited	(5,250)	2011	$ 13.58
Options outstanding at July 31, 2006	278,533	2007-2011	$ 9.52
Options exercised	-	-	$ -
Options forfeited	(63,000)	2011	$ 14.82
Options outstanding at July 31, 2007	215,533	2007-2011	$ 7.97

Range of exercise price	Number outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price
$ 3.66	11,024	2.25 years	$ 3.66
$ 3.84	71,159	2.42 years	$ 3.84
$ 4.34	44,100	.42 years	$ 4.34
$ 13.58	89,250	4.33 years	$ 13.58

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

7.	Stock Options (continued)	Data summarizing year-end options exercisable and weighted average fair value of options granted during the years ended July 31, 2007, 2006 and 2005 is shown below:

Options Exercisable	2007	2006	2005
Options exercisable at year-end	215,533	278,533	283,783
Weighted average exercise price	$ 7.97	$ 9.52	$ 9.60
Weighted average fair value of options granted during the year	-	-	-
Weighted average remaining contractual life	2.79 years	3.16 years	3.48 years

8.	Commitments and Contingencies

Employee Savings and Stock Investment Plan

Effective January 1, 2006, the Company amended and restated its Employee Savings and Stock Investment Plan organized under Section 401(k) of the Internal Revenue Code. Under the amended plan, employees may contribute up to 100% of their salary, limited to the maximum amount allowable under federal tax regulations. The Company will match 100% of the first 3% of employees’ contributions and 50% of the next 2% of employees’ contributions, provided that the matching contribution on behalf of any employee does not exceed 4% of the employee’s compensation. The Company may also make additional contributions at its discretion. An employee may invest in several mutual funds. The Company’s matching contributions for the years ended July 31, 2007, 2006 and 2005 were $945,000, $876,000 and $785,000, respectively.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies (continued)

Employment Agreements

The Company has employment agreements with four executives, which expire through July 31, 2010. The aggregate commitment for future salary, excluding bonuses, is $2,903,000. One agreement also provides for increases based on increases in the consumer price index and additional annual compensation based on 4% of pre-tax income, as defined, in excess of $3,000,000. Two other agreements provide for increases based on increases in the consumer price index and additional annual compensation based on 4% and 1% of income from operations, as defined, in excess of $5,000,000.

Leases

The Company rents various office facilities through 2013 under the terms of several lease agreements that include escalation clauses.

At July 31, 2007, minimum annual rental commitments under noncancellable operating leases are as follows:

Years ending July 31,
2008	$1,161,000
2009	501,000
2010	298,000
2011	192,000
2012	160,000
Thereafter	19,000
$2,331,000

Rent expense for the years ended July 31, 2007, 2006 and 2005 was approximately $1,272,000, $1,353,000, and $1,229,000, respectively.

One lease agreement is with a company controlled by the Company’s Chairman of the Board. For the fiscal years ended July 31, 2007, 2006 and 2005, net rent expense under such lease agreement approximated $225,000, $213,000 and $213,000, respectively.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies (continued)

Litigation

On February 28, 2006, Lerai Jones, individually and on behalf of all other persons similarly situated, filed a lawsuit against the Company for alleged unpaid overtime wages pursuant to the New York Labor Law. Plaintiff seeks to certify a class of regular full-time hourly employees working within the State of New York. The legal issues in this case are closely intertwined and connected to the legal issues in the matter of Coke v. Long Island Care at Home 376 F.3d 118 (2d Cir. 2004), which involves the exemption for home health care aides under the Fair Labor Standards Act. On August 31, 2006, upon a remand from the United States Supreme Court, the United States Court of Appeals for the Second Circuit affirmed the decision of the United States District Court for the Southern District of New York ruling that the exemption did not apply to home health aides employed by third parties. This decision, however, was stayed pending an appeal to the United States Supreme Court. Because of this appeal of the Coke decision, Jones and the Company entered into a stipulation extending the defendant’s time to answer the complaint or agreeing to have plaintiff stipulate to a discontinuance of this matter within thirty (30) days after a ruling in the Coke decision by the United States Supreme Court. On June 11, 2007, the United States Supreme Court unanimously overturned the decision of the United States Court of Appeals for the Second Circuit and upheld the exemption from overtime wages for home health aides. The Company is in the process of effectuating discontinuance of this matter.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies (continued)

Litigation (continued)

In October 2003, the Company’s Connecticut Home Care subsidiary received a subpoena from the United States Attorney’s Office in New Haven, Connecticut. The subpoena sought production of documents in connection with an investigation into possible violations of certain federal health care laws. The records sought by the subpoena related to the subsidiary’s psychiatric nurses. In April 2006, the Company was notified that the investigation has been closed.

In August 2005, the Connecticut Department of Social Services, Office of Quality Assurance (the “Department”) performed an audit of Medical Assistance claims paid to the Company’s Connecticut Home Care subsidiary covering the period April 1, 2003 through March 31, 2005. The audit included a review of relevant claim information maintained by the Department and a review of the appropriate medical and administrative records maintained by the subsidiary. The subsidiary received approximately $53,000,000 in reimbursement during the audit period. The Company, in October 2006, received the results of the audit that resulted in a payback of $151,000 to the Department. This amount was charged to operations in the fourth quarter of fiscal 2006 and paid in the first quarter of fiscal 2007.

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

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies (continued)

Litigation (continued)

By Stipulation dated January 29, 2007, the default was vacated and the action was restored to the court’s active calendar. On February 8, 2007 the Company served an Answer asserting numerous defenses to the Verified Complaint. The parties are currently engaged in discovery. The Company believes that the claims are without merit and losses, if any, would be fully covered by insurance.

On November 17, 2006, Americare at Home, Inc. brought an action against Medical Resources Home Health Corp. (“MRHHC”), a subsidiary of the Company, and certain others, in the Superior Court of the Commonwealth of Massachusetts. The plaintiff alleges that there was an existing contract between it and defendant Psychiatric Home Care, Inc. (“PHC”) and that MRHHC entered into a contract with PHC tortiously interfering with such contract and interfering with an advantageous relationship. Plaintiff seeks damages of approximately $573,000 against all of the defendants. MRHHC has answered the complaint, denied all of the allegations contained therein and is vigorously defending the claims. The Company cannot predict the ultimate resolution of this matter or the total amount of legal fees or other expenses to be incurred in connection with this matter, if any.

On January 19, 2007, Helaba Invest Kapitalanlagegesellschaft mbH filed a verified class action complaint in the Delaware Court of Chancery (the “Class Action Complaint”). The suit purportedly was filed on behalf of the “public shareholders of the Company.” The Class Action Complaint names as defendants the Company and the individual members of its board of directors. In the Class Action Complaint, the plaintiff challenges the Merger Agreement (See Note 10) and seeks a declaration that the defendants, and each of them, have committed or participated in a breach of their fiduciary duties of loyalty, good faith and care to the Company’s minority, public stockholders by approving the Merger, and causing the Company to enter into the Merger Agreement. The plaintiff in the Class Action Complaint seeks preliminary and permanent injunctive relief preventing the consummation of the transaction, or in the alternative, if the transaction is consummated, rescission of the transaction. In the Class Action Complaint, the plaintiff alleged, among other things, that the initial Merger consideration of $11.35-$11.50 per Common Share was inadequate; that the break up fee in the Merger Agreement is excessive

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

8.	Commitments and Contingencies (continued)

Litigation (continued)

and discourages other potentially superior offers for the Company; that two of the directors, the largest individual stockholders of the Company, have executed voting agreements requiring them to vote in favor of the transaction; and that certain terms of the transaction provide financial benefits to management and inside directors that create conflicts of interest. The defendants filed answers on or about February 13, 2007, denying the material allegations of the Class Action Complaint. Plaintiff’s motion for a preliminary injunction enjoining the transaction was denied by the Court. The parties have agreed in principle to a settlement of the lawsuit in exchange for an additional payment of $0.10 per share in cash to all shareholders of the Company other than the directors and officers of the Company and their families. On October 18, 2007 counsel for the parties executed a memorandum of understanding with respect to the settlement. The settlement is subject to reaching an agreement on the language of a stipulation of settlement , in which the Company will reserve its rights to object to any fee application made by plaintiff’s counsel, and conditioned upon additional discovery by plaintiff. If a stipulation of settlement is signed, the Court will hold a hearing to consider whether to certify the class and approve the settlement. It is anticipated that it will take approximately 90 days after the appropriate notification procedures to occur.  The additional payment of $0.10 per share in connection with the merger will be paid by Acquisition Corp.  If the merger is not completed, no payment will be made.  A memorandum of understanding has been entered into by the parties to the lawsuit.

Credit Facility

The Company has a $7,500,000 revolving credit facility (the “credit facility”) with its bank. The credit facility allows the Company to borrow up to $7,500,000 at the bank’s prime rate or LIBOR plus 1.5%. The credit facility expires on April 2, 2008 and requires the Company to meet certain financial and non-financial covenants. At July 31, 2007 there was no outstanding balance under the credit facility. Borrowings are secured by a pledge of all of the assets of the Company and its subsidiaries and guaranteed by the Company.

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

9.	Summarized Quarterly Data (unaudited)

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended July 31, 2007 and 2006 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

2007
Quarter	First	Second	Third	Fourth
Net patient revenue	$26,234	$27,469	$27,938	$29,168
Cost of revenue	17,432	18,247	18,625	19,712
General and administrative expenses	6,815	7,332	8,168	7,028
Amortization of intangibles	80	80	80	80
Allowance for possible losses	380	262	324	287
Total operating expenses	24,707	25,921	27,197	27,107
Income from operations	1,527	1,548	741	2,061
Interest income	210	235	216	245
Income before income taxes	1,737	1,783	957	2,306
Provision for income taxes	699	726	1,201	1,209
Net income (loss)	$1,038	$1,057	($244 ) (a)	1,097
Net income (loss) per common share:
Basic	$0.18	$0.19	($0.04)	$0.19
Diluted	$0.18	$0.18	($0.04)	$0.19

(a)	Net loss is a result of professional fees related to Merger Agreement. Approximately $1.6 million of professional fees were incurred in the third quarter of fiscal 2007. (See Note 10).

2006
Quarter	First	Second	Third	Fourth
Net patient revenue	$26,321	$25,670	$25,032	$25,342
Cost of revenue	17,315	16,972	16,906	17,052
General and administrative expenses	7,039	7,062	6,807	6,705
Amortization of intangibles	110	99	98	97
Allowance for possible losses	105	173	132	149
Total operating expenses	24,569	24,306	23,943	24,003
Income from operations	1,752	1,364	1,089	1,339
Interest income	95	122	128	186
Income before income taxes	1,847	1,486	1,217	1,525
Provision for income taxes	705	595	495	625
Net income	$ 1,142	$ 891	$ 722	$ 900
Net income per common share:
Basic	$0.20	$0.16	$0.13	$0.16
Diluted	$0.20	$0.16	$0.13	$0.16

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

10.	Subsequent Events

On August 30, 2007, the Company, AG Home Health Acquisition Corp., a Delaware corporation (the “Acquisition Corp”), and AG Home Health LLC, a Delaware limited liability company (the “Parent”) extended until November 21, 2007 the termination date under the Amended and Restated Agreement and Plan of Merger, dated May 9, 2007, as amended by Amendment No. 1 on June 4, 2007 (the “Amended Merger Agreement”). Pursuant to the Amended Merger Agreement and subject to the conditions set forth therein, the Acquisition Corp. will merge with and into the Company, with the Company continuing as the surviving corporation under the laws of the State of Delaware. The Parent is an affiliate of Angelo, Gordon & Co.

At the effective time and as a result of the merger, each share of the Company’s common stock, par value $.001 per share (each a “Common Share”) issued and outstanding immediately prior to the effective time will be cancelled, extinguished and converted into the right to receive $12.75 per share, payable in cash (the “Merger Consideration”). Pursuant to a separate agreement among the Company, the Acquisition Corp, the Parent and Mr. Frederick H. Fialkow, Mr. Fialkow will contribute a portion of his Common Shares to the Company in exchange for a 8% subordinated note in a principal amount equal to the amount of cash he would otherwise have received for such Common Shares.

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

A lawsuit has been commenced against the Company and its directors. The Amended Merger Agreement includes a provision whereby the Parent consents to an additional payment of $0.10 per share in cash to all Company shareholders other than the executive officers and directors of the Company and members of their families in settlement of such action, subject to certain conditions.  The additional payment of $0.01 per share in connection with the merger will be paid by Acquisition Corp.  If the merger is not completed, no payment will be made.  A memorandum of understanding has been entered into by the parties to the lawsuit.  (See Note 8).

National Home Health Care Corp.
and Subsidiaries

Notes to Consolidated Financial Statements

10.	Subsequent Events (continued)

Substantially all material conditions precedent to consummation of the merger, including approval by the shareholders of the Company, have been satisfied except for authorization by the New York State Department of Health.

On September 24, 2007, the Company’s Board of Directors declared a cash dividend of $.175 per share on its common stock, payable November 2, 2007 to holders of record of its outstanding common stock on October 16, 2007.

Supplemental Material

Report of Independent Registered Public Accounting Firm
                         on Schedule II

The audits referred to in our report dated October 26, 2007 relating to the consolidated financial statements of National Home Health Care Corp. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement Schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Valhalla, New York
October 26, 2007

National Home Health Care Corp.
and Subsidiaries

Schedule II Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts describe	Deductions describe	Balance, end of period
Year ended July 31, 2007
Allowance deducted from asset account:
Allowance for possible losses	$1,419,000	$ 1,253,000	$ -	$1,795,000 (a)	$ 877,000
Year ended July 31, 2006
Allowance deducted from asset account:
Allowance for possible losses	$ 1,866,000	$ 559,000	$ -	$ 1,006,000(a)	$1,419,000
Year ended July 31, 2005
Allowance deducted from asset account:
Allowance for possible losses	$ 1,122,000	$ 1,280,000	$ -	$ 536,000(a)	$1,866,000

(a) Represents actual write-offs.	See accompanying independent accountants’ report on supplemental material.